Form 10KSB
period 1999-12-31
SITESTAR CORP
filed 2000-04-13
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                    000-27763
                            (Commission file number)

                              SITESTAR CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                             88-0397234
        (State or other jurisdiction                 (IRS Employer
      of incorporation or organization)           Identification No.)

              16133 Ventura Boulevard, Suite 635, Encino, CA   91436
              (Address of principal executive offices)       (Zip Code)

                                 (818) 981-4519
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the year ended December 31, 1999:  $223,749

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at March 31, 2000 was $16,745,543. The number of shares outstanding of the registrant's Common Stock as of March 31, 2000 was 23,194,825.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    3

Item   2.      Properties                                                 42

Item   3.      Legal Proceedings                                          42

Item   4.      Submission of Matters to a Vote of Security Holders        42

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                        43

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        44

Item   7.      Financial Statements                                       50

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        74

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                        74

Item  10.      Executive Compensation                                     75

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             76

Item  12.      Certain Relationships and Related Transactions             77

Item  13.      Exhibits and Reports on Form 8-K                           78

Signatures                                                                79

Exhibit Index                                                             80

                                     PART I

     This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, and acceptance of our business strategy and new applications for Sitestar Corporation's existing products. Investors are cautioned that, although Sitestar believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect Sitestar 's business and prospects, including changes in economic and market conditions, acceptance of Sitestar 's products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10KSB.

Item 1. Description of Business

Overview
--------
     Sitestar Corporation (the "Company" or "Sitestar") is a diversified Internet holding company. Our near term strategy is to acquire and invest in emerging Internet-based enterprises to create a broad and diverse set of core Internet businesses that deliver a variety of online solutions. In addition to developing and integrating Internet-based technologies, our primary objective is to create a mix of Internet operating companies and Internet-related portfolio investments that will enhance the value of our current businesses in the following areas:

     o    Internet e-commerce

          We design and offer customized e-commerce services which include the ability to create and operate an online "storefront" and sell merchandise over the Internet. We will also continue to enhance and expand our products and services towards opportunities surrounding the growth of the Internet and the electronic commerce industry.

     o    Value-added content

          We have developed and will continue developing content that provide the ability to target specific demographics. We will also continue to pursue innovative niche oriented value-added content in segments we believe are underdeveloped and under-served. We are actively seeking opportunities to develop innovative ways for consumers to retrieve and access information effectively through the Internet.

     o    Internet Service Providers (ISP)

          We offer a full range of dial-up Internet access services to residential subscribers and dedicated and dial-up Internet access to business customers within the secondary markets of the mid-Atlantic region which we believe have been historically under-served by the larger, national Internet service providers. We will continue to pursue and focus on acquisition opportunities within the secondary locations in the mid-Atlantic region to further expand our Internet access coverage.

     o    Internet Portals/Community Web sites

          We will continue to pursue innovative portal and community web-based destinations. We are actively seeking to develop innovative ways for consumers to interact effectively through the Internet. The Company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics. The Company has developed and will continue developing software that provides the ability to target ads based on demographics and usage patterns.

     o    Strategic investments in Internet-related ventures

          We intend to continue to evaluate new Internet related opportunities to further our investment in our Internet strategy and also to seek out opportunities to increase shareholder value. We are currently in preliminary discussions with a number of Internet related enterprises for possible investment opportunities. However, we cannot assure you that we will successfully complete any of the investments we are currently evaluating.

     We will attempt to develop and refine the products and services of our existing businesses and businesses or assets we acquire with the goal of significantly increasing revenue as new products are commercially introduced. Additionally, we will continue to pursue strategic investments in new Internet-related opportunities to leverage our existing assets. Our operating strategy is to integrate our subsidiaries and future Internet portfolio investments into a collaborative network that leverages our collective knowledge and resources. We will actively explore synergistic opportunities such as cross marketing and co-development efforts within our subsidiaries and investments to further leverage our resources.


Corporate History
-----------------
     We were incorporated under the name of White Dove Systems, Inc. in December 1992 under the laws of the State of Nevada to engage in any lawful corporate activity.

     In October 1998 we acquired all the issued and outstanding shares of Interfoods Consolidated, Inc. ("IFCO"), a California corporation, in exchange for 5,580,000 shares of our Common Stock. IFCO, operating under the trade name of Holland American International Specialties ("HAIS"), is a retailer and wholesaler of imported and domestic specialty gourmet foods. IFCO began its operations in June 1997 with the purchase of the inventory assets and trade name of HAIS from an unrelated third party. HAIS' product offering ranges from exotic European delicacies to mainstream specialty candies, chocolates and other confectionery products. In connection with this acquisition and in order to properly reflect the new corporate focus, we changed our name from White Dove Systems, Inc. to Interfoods Consolidated, Inc. in October 1998.

     In January 1999 we acquired 9% of the outstanding Common Stock of Sierra Madre Foods, Inc. ("SMF"), a California corporation, through a joint venture arrangement with the debtor-in-possession who owns the remaining 91% of the outstanding Common Stock of SMF, for $200,000. SMF, formerly known as Queen International Foods ("QIF"), is a manufacturer and wholesaler of frozen Mexican food products such as burritos and chimichangas. We acquired our equity interest through the U.S. Bankruptcy court proceedings along with the debtor-in-possession as our joint venture partner. QIF filed for Chapter 11 Bankruptcy protection on April 1998. We formed SMF as a joint venture with the debtor-in-possession for the sole purpose of acquiring substantially all of the assets of QIF from the U.S. Bankruptcy court. Our $200,000 purchase consideration for our 9% stake, along with the consideration paid by our joint venture partners, were paid to the U.S. Bankruptcy court trustee for substantially all of the assets of QIF.

     In July 1999 a majority of IFCO shareholders, including our Chairman Mr. Manlunas, acquired all the issued and outstanding shares of Sitestar, Inc. ("SYTE"), a Delaware corporation, in exchange for 3,491,428 shares of our Common Stock owned by the majority IFCO shareholders. Simultaneous with the closing of this transaction, the IFCO shareholders contributed SYTE to IFCO as contributed capital. SYTE is a Web development, design and hosting company formed in 1996 and is based in Annapolis, Maryland. This acquisition included Soccersite.com which is currently one of our operating subsidiaries. Soccersite.com was an operating subsidiary of SYTE. As a result of this acquisition and shareholder contribution, we changed our corporate focus from a food holding company to an Internet holding company. To better reflect our new primary corporate focus we changed our corporate name from Interfoods Consolidated, Inc.
to Sitestar Corporation in July 1999.

     In August 1999 we acquired substantially all of the assets of Greattools.com in exchange for 49,000 shares of our Common Stock. We acquired the assets of Greattools.com from Global Sourcing Group, Greattools.com's current fulfillment center. Gateway Holdings, Inc., a private investment company our Chairman Frederick Manlunas is managing, has a 14.6% equity ownership in Global Sourcing Group. Greattools.com is an online low cost retailer of power tools.

     Effective as of September 30, 1999 we sold the non-Internet assets of HAIS to IFCO Group, LLC ("IFCO GROUP"), whose members consist of certain shareholders of the Company, including Frederick T. Manlunas, our Chairman of the Board. We retained the assets consisting of the Internet web site Holland-American.com. HAIS will continue to serve as Holland-American.com's exclusive fulfillment center. The purchase consideration for HAIS was $900,000 and was based upon a business appraisal by an independent third party appraiser. The consideration included $200,000 which was to be offset against the Company's liability to Mr. Manlunas for services rendered in connection to the acquisition of Sitestar, Inc., the assumption of $654,000 of liabilities and a promissory note in the amount of $46,000. The note bears interest at a rate of 8% per annum, and is payable in annual installments of $15,333, and is due and payable on September 30, 2002. The note is secured by HAIS' accounts receivable and inventory.

     On September 30, 1999 we sold our 9% equity interest in SMF to IFCO Group for $200,000. The consideration was paid in the form of assumption of $160,000 of debt related to the investment and the balance of $40,000 paid by a promissory note payable in three annual installments of $13,334 each. The note bears interest at a rate of 8% per annum. The purchase consideration was equal to our original investment in January 1999.

     Effective December 15, 1999, we consummated the acquisition of Neocom Microspecialists, Inc. ("Neocom") in exchange for 6,782,353 shares of Sitestar Common Stock for 100% of the outstanding shares of Neocom. Effective upon the closing of the acquisition, we issued 4,782,353 shares of our Common Stock and have reserved 2,000,000 shares of Common Stock that we have agreed to issue on the second anniversary of the acquisition based on certain contingencies. The certain contingencies are related to potential unrecorded liabilities. Of the 4,782,353 shares issued for Neocom, 900,000 shares were issued in exchange for certain liabilities that the majority of Neocom's selling shareholders have agreed to assume based on a debt assumption agreement executed and delivered at the closing of the acquisition.

     Neocom is an Internet service provider and Web development company based in Martinsville, Virginia. Neocom provides Internet access and other Internet services to approximately 5,100 customers in the Southern Virginia area.

Possible Future Acquisitions
----------------------------
     We are also currently in preliminary discussions with a number of Internet service providers for potential acquisitions in targeted markets in the Mid-Atlantic region. However, there is no assurance that we will successfully complete any of the acquisitions we are currently evaluating. All discussions we are conducting are at an early stage and we have not made any decisions to make any acquisitions at this time.

Market Opportunity
------------------
     Overview. We believe that the Internet has become an important global medium enabling growing numbers of people to obtain and share information and conduct business electronically. Its expanded use has made the Internet a critical tool for information and communications for many users. We believe that Internet access and enhanced Internet services, including Web hosting and electronic commerce services, represent two of the fastest growing segments of the telecommunications services market. International Data Corporation ("IDC") estimates that at the end of 1997 there were over 38 million Web users in the United States and over 68 million worldwide, and projects that by the end of 2002 the number of Web users will increase to over 135 million in the United States and over 319 million worldwide. We believe that the availability of Internet access, advancements in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of Internet users.

     Growth in Business Use of the Internet. We believe that the dramatic growth in Internet usage in recent years, combined with enhanced functionality, accessibility and security, has made the Internet increasingly attractive to businesses as a medium for communication and commerce. We feel that for many businesses, the Internet has created a new communication and sales channel which enables large numbers of geographically dispersed organizations and consumers to be reached quickly and cost-effectively. IDC estimates that the number of consumers buying goods and services on the Internet will grow from 17.6 million in 1997 to 128.4 million in 2002, and that the total value of goods and services purchased over the Internet will increase from approximately $12 billion in 1997 to approximately $426 billion by 2002.

     We believe that businesses will increasingly add a variety of enhanced services and applications to their basic Internet access, Web sites and e-commerce applications in order to more fully capitalize on the power of the Internet. We feel that these services and applications will allow them to more efficiently and securely communicate company information, expand and enhance their distribution channels, increase productivity through back-office automation, ensure reliability and reduce costs. We see opportunities for growth in the following areas:

     o    Demand for Internet Access Services

          Internet access services represent the means by which ISPs interconnect their customers to the Internet or corporate Intranets and extranets. According to Forrester Research, Internet access revenues from businesses are expected to increase from less than $1 billion in 1997 to more than $16 billion in 2002. Due, in part, to their size, small and medium sized enterprises often seek to outsource these services.

     o    Demand for Web Hosting Services

          Many businesses are seeking to outsource to ISPs services such as Web hosting, collocation and file transfer protocol data storage and retrieval.

     o    Demand for Secure Private Networks

          We believe that concerns relating to the security of internal and proprietary information, data loss and reduced transmission speed has led businesses to demand Internet services that include the ability to provide electronic security monitoring and threat responses.

     The Small and Medium Sized Enterprise Market. We define this market as business enterprises having sales of less than $20.0 million per annum and enterprises having less than 100 employees. We have specifically targeted small and medium sized enterprises because:

     o We believe that these enterprises increasingly need high-speed data and Internet connections to access business information and to communicate more effectively with employees, customers and vendors.

     o We believe that a relatively small percentage of these enterprises currently utilize the Internet, but that this number is increasing rapidly. The small and medium sized enterprise segment is expected to be one of the fastest growing segments of the Internet industry.

     o Many of these enterprises lack the resources and expertise to develop, maintain and expand, on a cost-effective basis, the facilities and network systems necessary for successful Internet operations.

     o We believe that these enterprises will prefer an Internet service provider with locally-based personnel who are available to assist in developing and implementing their growing use of the Internet and to respond to technical problems in a timely manner.

     o We believe that these enterprises rely more heavily on their Internet service provider than larger enterprises and tend to change Internet service providers relatively infrequently.

     Internet Services in Secondary Markets. Small and medium sized enterprises are often concentrated in so-called "secondary markets" to avoid the higher costs associated with locating in a metropolitan area. A secondary market is any market smaller than the 100 most populated U.S. metropolitan markets. However, national ISPs have historically placed their largest points of presence, or POPs, only in or around densely populated major cities. A POP is an access point at which customers in a traditional ISP network architecture can connect to data circuits in order to obtain Internet access and other services. While customers located within a few miles from these POPs often receive cost savings on their access pricing, customers located in secondary markets that are as close as 20 to 75 miles away from these POPs have typically been charged higher prices for Internet access services.

     We believe that small and medium sized enterprises located in high-growth secondary markets are currently underserved by both national and local providers of Internet access and related services. National ISPs, on the one hand, typically lack the local presence to provide local support. Local ISPs, on the other hand, often lack the requisite scale and resources to provide a full range of services at acceptable quality and pricing levels.

Our Growth Strategy
-------------------
     Our goal is to be a premier Internet company that offers products ranging from Internet access and a complete suite of Internet products and services to a variety of e-commerce platforms targeting small and medium sized enterprises in our target markets. We would like to offer a variety of business-to-consumer and business-to-business e-commerce solutions to our customers.

Key elements of our strategy include:
-------------------------------------
     Focus Growth on Secondary Markets. We intend to expand into selected secondary markets by replicating our regional network and marketing model. Our network architecture and scalable sales and marketing plan are designed to allow us to penetrate additional regions rapidly and cost-effectively.

     Market a Variety of Services to New and Existing Customers. We intend to offer a comprehensive suite of a variety of products and services to meet the expanding needs and complexity of our customers' Internet operations allowing us to increase revenue per customer and maintain a high customer retention rate by strengthening relationships with our customers.

     Use of Centralized Sales and Marketing Operations. We intend to use our centralized sales and marketing staff to help implement our regional strategy cost-effectively. We intend to hire and train additional local sales and marketing personnel within our target regions to complement the core of our sales and marketing staff, which will continue to be concentrated in one centralized location to maximize efficiency. These regionally located employees are intended to add local market knowledge, expertise and familiarity to our sales and marketing efforts and allow us to maintain a field presence in each of our regions, while maximizing our central operations.

     Strategic Relationships and Acquisitions. We intend to enter into strategic relationships, such as partnerships and joint ventures, and to make acquisitions to expand our line of enhanced products and services.

     As part of this strategy, we recently consummated the acquisition of Neocom Microspecialists, Inc., a provider of Web hosting and co-location services in the Mid-Atlantic region. This acquisition is consistent with our growth strategy of building our presence in secondary markets that have traditionally been under served by the larger Internet services companies. In addition, we are also actively seeking acquisition opportunities and/or candidates in the Mid-Atlantic region that would help us achieve critical mass in terms of our Internet access, development and hosting customers.

Internet Industry Overview
--------------------------
     We believe that Internet commerce is reshaping the way consumers and businesses conduct business. According to new projections from Forrester Research, worldwide e-commerce sales will reach as high as $3.2 trillion in 2003, representing nearly 5% of all global sales. These sales figures include business-to-business and business-to-consumer sales and EDI (electronic data interchange) orders placed on the Internet, but exclude the value of financial transactions. E-commerce is defined as the trade of goods and services in which the final order is placed over the Internet.

     Growth in Electronic Commerce

     We feel strongly that the growing popularity of the Internet represents an opportunity for companies like us to take advantage of the potential for commercial transactions conducted online, referred to as electronic commerce or e-commerce. International Data, Inc., a market research firm, estimates that business-to-consumer commerce over the Internet will increase from over $12 billion worldwide at the end of 1997 to approximately $425 billion worldwide by the end of 2002. In addition, Jupiter Communications, another market research firm, predicts that by 2002, 44% of Internet users will make purchases online, as compared to an estimated 22% that did so in 1997. Several factors are driving the growth in both business to consumer and business to business electronic commerce. These factors include:

     o    increasing familiarity with the Internet;

     o    broadening consumer acceptance of online shopping;

     o    increasing   acceptance  on  online   distribution   relationships  by
          businesses;

     o    improved online network security and infrastructure;

     o    the growing base of personal  computers and improved  Internet access;
          and

     o    expanding network bandwidth and access speeds.

     We believe that the Internet is particularly well-suited for promoting, marketing, selling and distributing merchandise both on a retail and a wholesale level, permitting customers throughout the world to have direct access to suppliers. Online stores can provide direct customer service and product information to a large number of customers at the same time with a substantially smaller sales staff than traditional stores. Online stores also have the ability to rapidly and continually update such information. Internet merchandisers, unlike traditional stores, do not have the same expenses associated with operation of physical stores and warehouse facilities, and can change stores design without substantial cost. In contrast to catalog merchandisers, Internet retailers can react quickly to change product descriptions, pricing or product mix and are not subject to the costs of catalog publication and distribution. Additionally, online merchandisers have the ability to track directly customer responses and preferences, which enables the merchandisers to customize their online stores to target specific customer groups and individuals.

     Changing Demographics

     In the early days of the Internet, users consisted mainly of young, technology-savvy or upscale males. Today, while the online population has appears to have changed drastically, it remains a fairly elite group. Demographics from Mediamark Research show that Internet users are approximately twice as likely to have high household incomes, college degrees and management positions than the overall U.S. population. They are also more likely to be young and single. Geographically, Internet users can be found in all corners of the U.S., although, according to researcher Inteco, the level of Internet use in several major metropolitan areas exceeds the overall U.S. average.

     Consumer Acceptance

     We believe broadening consumer acceptance and retailer ambitions will combine to fuel a rapid growth in online retail sales and to drive more than 40 million U.S. households to shop online by 2003, producing $108 billion revenues. According to Forrester Research, online retail sales will account for 6% of U.S. consumer retail spending in the U.S. by 2003. Analysts estimate that by the end of 1998, nearly 9 million U.S. households will have shopped online for travel services and retail goods other than automobiles, generating $7.8 billion in online sales. We expect these numbers to grow rapidly over the next five years as high speed Internet connections become more popular and consumers overcome security and privacy concerns and embrace the convenience of Web shopping.

     Corporate E-Commerce

     Although retail online shopping appears to receive more attention, analysts predict a much larger growth in business-to-business e-commerce. Forrester Research estimates that by year 2003, consumers will spend $108 billion to buy goods online, while businesses will spend $1.3 trillion. As expected, computing and electronic equipment will remain one of the largest categories of goods traded between businesses, reaching $395 billion in revenue by 2003, while other industries, such as cars and petrochemicals, will also top the $150 billion mark. In addition to the $1.3 trillion in business-to-business sales of products, Forrester also reports that online transactions in business services will equal $220 billion by 2003. Michael Putnam of Forrester Research states that "Just as the Internet has revolutionized the goods industries, the services industry is going to be reinvented."

     Internet-based businesses have already created more than 200 on-line marketplaces for conducting business-to-business (B2B) electronic commerce. These Internet locations bring buyers and sellers together in a central marketplace and, in addition, provide services such as procurement management, financial settlement and quality assurance. These services enhance the B2B sites' value to the end customers and allow it to become an integral part of those customers' business processes.

     By providing a central on-line hub that automates transactions, aggregates information, improves market reach and provides related services, we believe these B2B sites will help their participants reduce both product and process costs. By resolving information-based inefficiencies, they act as catalysts to compress time, slash costs and improve processes in ways that were previously unimaginable. Leading research firms estimate that product and process cost savings afforded by B2B sites will amount to $57 billion by 2003.

Sitestar.net
------------

      Product Offerings

      Internet Access

      Sitestar.net offers a variety of Internet access solutions. These solutions range from 56K and ISDN dial-up accounts to 3Mbps wireless access connections. We are one of the few ISP's in the county of Anne Arundel in Maryland to offer Internet access with wireless technology. Our wireless service ranges in speed from 128Kbps to up to 3Mbps. We are also offering high-speed Digital Subscriber Line (DSL) service in Annapolis, Baltimore, and Washington D.C. All dial-up accounts include e-mail, unlimited Internet access, and Usenet newsgroups and require no long-term contracts. The prices of our Internet services range from 16.95 to 79.95 per month.

      Our Web services help organizations and individuals implement their Web site goals. We offer complete Web hosting services that enable customers to establish a Web site presence without maintaining their own Web servers and high-speed connectivity to the Internet.

      Web Hosting

      We offer a variety of Web hosting services which enable our customers to establish and maintain a Web site on the Internet using Web servers and related equipment owned and administered by us. Our Web hosting services utilizes both Unix and Windows NT Servers.
Standard hosting services include access to the web site via FTP and/or Microsoft FrontPage.

      E-commerce

      We also provide electronic commerce solutions for consumers and businesses. We develop and operate an on-line "storefront" and sell merchandise over the Internet. Our e-commerce services include secure online payment processing services, technical support and additional e-mail accounts.

      Co-location

      We offer co-location services, providing telecommunications facilities for customer-owned Web servers, for customers who prefer to own and have physical access to their servers but require the reliability, security and performance of our on-site facilities. Our co-location customers house their equipment at our secure network operating facility and receive direct high-speed connections to the Internet.

      Website Design

      We have provided web site design services since 1996 and, as of September 1999, have developed web sites for 250 customers. We provide a free initial consultation. Our customers can choose from several customized possible web layouts for their business requirements. After our customer's selection, we develop a prototype site and work with customers to design the site to their specifications

      Banner Development

      We also design banner advertisements for our customers and, as of September 1999, we have developed 300 banner advertisements. Our banner development services include banner design and development, maintenance and traffic reporting. We also provide consulting services to clients who need guidance on where and how to post banners on other Web sites.

      Online Marketing

      We offer web site marketing services that continually build upon our customer's current search engine listing to improve their placement in the different search engines. Our services include the evaluation of our customers' search engine positioning to assure easy accessibility to Internet users. We maximize our customers search engine positioning by including industry specific key words that are likely to be used by Internet users. Initial launch of our customer's web site reaches over 400 search engines and services.

      Customers and Marketing

     Our customer base consists primarily of small and medium sized enterprises and dial-up customers located in secondary markets.

     We use targeted marketing and media advertising to develop brand awareness and supplement these efforts with our highly customized sales process and personalized customer service. Through our marketing managers, we seek to develop strong customer relationships within local communities.

     Our marketing managers will also provide assistance and support to our centralized sales staff. This enables us to evaluate customers' needs more effectively, to design customized solutions and to reinforce our local presence as a value-added provider of enhanced Internet services. Our marketing managers also identify market trends, provide constant data regarding changes in the competitive landscape and also may identify and initiate contact with new customers. We also attend trade shows and other events to further reach the targeted small and medium sized enterprises in each region.

      Competition

     The Internet services market is extremely competitive and highly fragmented. We face competition from numerous types of ISPs, including national ISPs, and anticipate that competition will only intensify in the future as the ISP industry consolidates. We believe that the primary competitive factors in the Internet services market include:

     o    Pricing;

     o    Quality and breadth of products and services;

     o    Ease of use;

     o    Personal customer support and service; and

     o    Brand awareness.

    We believe that we compete favorably based on these factors, particularly due to our:

     o    Regionally focused operating strategy;

     o    Superior customer support and service;

     o    High performance; and

     o    Competitive pricing.

     Our current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources than we do. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies:

     o    national   Internet   service   providers,   such  as  PSINet,   Inc.,
          ConcentricNetwork Corporation, Earthlink, Netcom and Mindspring;

     o    providers  of  Web  hosting,   collocation  and  other  Internet-based
          business services, such as Verio, Inc. and Navisite;

     o numerous regional and local Internet service providers, some of which have significant market share in their particular market area;

     o established on-line service providers, such as America Online, Inc. and Prodigy;

     o computer hardware and other technology companies that provide Internet connectivity with their or other products, including the International Business Machines Corporation and Microsoft Corporation;

     o    national  long  distance  carriers  such  as  AT&T  Corporation,   MCI
          WorldCom, Inc., Qwest Communications International Inc. and Sprint Communications Company, L.P.;

     o    regional Bell operating companies and local telephone companies;

     o providers of free Internet service, including NetZero, Inc. and MicroWorkz Computer Corporation; cable operators or their affiliates, including At Home Corporation and Time Warner Entertainment Company, L.P.;

     o    terrestrial wireless and satellite Internet service providers; and

     o    non-profit or educational ISPs.

     Many of the major cable companies and some other Internet access providers have begun to offer or are exploring the possibility of offering Internet connectivity through the use of cable modems. Cable companies, however, are faced with large-scale upgrades of their existing plant, equipment and infrastructure in order to support connections to the Internet backbone via high-speed cable access devices. We believe that there is a trend toward horizontal integration through acquisitions or joint ventures between cable companies and telecommunications carriers. Other alternative service companies have also announced plans to enter the Internet connectivity market with various wireless terrestrial and satellite-based service technologies. In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line programs providing high speed Internet access using the existing copper wire telephone infrastructure. Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national service providers to provide broadband Internet access. If we are unable to provide technologically competitive service, our revenues and profit margins may decline materially, and our ability to attract additional customers may suffer.

     Recently, several national access providers have begun to offer dial-up Internet access for free or at substantial discounts to prevailing rates, which may result in significant pricing pressure for dial-up Internet access services. We also believe that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will also intensify competition, especially for dial-up access providers. If we are unable to compete with lower-cost providers by providing superior service and support, our revenues and profit margins may decline materially, and our ability to attract additional customers may suffer.

       Acquisition Strategy

       We recently consummated the acquisition of Neocom Microspecialists, Inc., a provider of Internet access, Web hosting and co-location services in the Mid-Atlantic region. This acquisition is consistent with our growth strategy of building our presence in secondary markets that have traditionally been under served by the larger Internet services companies. In addition, we are also actively seeking acquisition opportunities and/or candidates in the Mid-Atlantic region that would help us achieve critical mass in terms of our Internet access, development and hosting customers.

Greattools.com
--------------

       Product Offerings

       Founded in January 1998, Greattools.com is a direct merchandiser of over 60 specialty tool products designed for light to heavy industrial applications. We market our products under the name Great Tools Direct(TM) and maintain a diverse product line comprised of five categories: (1) Power Tools; (2) Cutting Tools; (3) Masonry; (4) Accessories; and (5) Automotive. We offer a comprehensive product line aggregating approximately 90 different models of cordless drills, batteries, cutting tools, sanders, grinders and miscellaneous power tool accessories. Our main product and primary source of revenue is the cordless drill. Sales from cordless drill account for about 80% of our Greattools.com revenues. We offer a variety of cordless drills from the least powerful 2.4volt model to the more advanced 18.8volt power drill. The 14.4volt cordless drill has become a popular consumer drill for household use due to its price affordability. We offer a 16.8volt drill and an 18.8volt drill at discounted prices. We have recently introduced a 24volt drill and plan on introducing other products based on our assessment of trends and market demand.

       All GREAT TOOLS DIRECT products are designed and manufactured in China by Tehao and Hitachi, two large manufacturers of industrial products, according to strict specifications determined by our fulfillment center. Our fulfillment center, Global Sourcing Group, frequently develops innovative design concepts in an effort to improve and differentiate their product line from existing competition. Greattools.com is not an exclusive distributor of Tehao and Hitachi products.

       Our home page features advertisements, testimonials and promotions for various in-stock merchandise. Our in-stock merchandise is carried entirely by our fulfillment center at no extra charge to us. Greattools.com acts as an online distribution agent for Global Sourcing Group. This fulfillment arrangement with Global Sourcing Group negates any necessity for us to carry inventory. As part of our fulfillment arrangement, Global Sourcing Group ships all merchandise purchased from the Greattools.com site directly to customers eliminating any need for us to maintain costly operational overhead. As a result of this arrangement, we don't have to take title to the merchandise we sell and we don't have to purchase merchandise from Global Sourcing every time we sell products online. Since Greattools.com is merely an online agent for our fulfillment center, we only derive our revenues from our agreed upon commissions earned on each merchandise sold and not on the aggregate sales price of a sale transaction

       The web site provides customers with product information and the ability to directly purchase products over the Internet in a secure environment. We maintain a standard refund policy to any consumer who purchases a defective product. We have a thirty-day money back guarantee wherein we refund or replace any products within thirty days from purchase. From inception, we have refunded on the average less than three percent of our sales.

       Customers and Marketing

     Our target market consists of retail customers located throughout the United States, Canada and South America. We target value-oriented consumers, do-it-yourselfers and contractors who use power tools for light to heavy industrial applications. We also target professionals who require tools in their daily activity, such as plumbers, carpenters, electricians and a variety of other services and repair professionals.

     The retail segment also includes consumers who use power tools for household applications. These include hobbyists, homemakers, students and other do-it-yourselfers.

     The Company's market development strategy is based on several marketing channels:

       Direct Response Advertising

     We advertise in specialty magazines and consumer publications, including Popular Mechanics (circulation: 1,000,000), American Woodworker (circulation:
400,000), Wood Magazine (circulation: 650,000), Popular Woodworker (circulation:
220,000) and American How To (circulation: 750,000). We believe that these publications are the most efficient medium to reach its target market. The advertisements highlight our product line and feature the Internet address as the primary means of ordering products, as well as a toll-free telephone number.

       Database Marketing

     We have created a database of customers for repeat sales and special promotions. The database currently contains over 3,500 names. Each time a customer places an order online, the database is updated to reflect that customer's information and buying patterns. Due to the database's sorting capabilities, we believe it receives a greater percentage of responses from direct mail to the database targets than it would receive from a generic mass mailing. We repeatedly mail marketing materials, catalogs and brochures to our customers. Our catalog, produced once a year, lists the products we maintain in our fulfillment center's warehouse and products our fulfillment center can order directly from Tehao. The catalog is mailed to all of the 3,500 names on our mailing list as well as new potential customers generated by our Web site and regular advertisements.

     We believe that a large portion of our potential success relies on the reputation we have created in our "Great Tools Direct" brand name. However, we do not have any specific plans to protect our mark "Great Tools Direct" by filing a trademark application with the United States Patent and Trademark office (PTO). We have conducted a trademark search on the label Great Tools Direct that did not result in the discovery of any other commercial entity using the Great Tools Direct or a substantially similar label in the United States. We decided that we could better use our limited capital in advertising and other expenses rather than investing in protecting the Great Tools Direct brand name.

       Power Tools Industry

     Dominated by large home centers and hardware and lumber cooperatives such as Home Depot, Loews, Menard's, Ace and True Value, the tool market is large, highly fragmented and characterized by multiple channels of distribution. The distribution channels in the power tools market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturer's own direct sales forces.

     Products imported from low-cost labor countries have increased the competitive pressures on pricing. Cost pressures from more established name brands are providing a focus on high quality, low cost alternatives. Aggressive value pricing has redefined the basis for competition in many of the Company's product lines.

     There are many discount retailers in the industry offering products at competitive prices and blurring the distinction between wholesale and retail such as Home Depot, Menards and Wal-Mart. Warehouse clubs and other category leaders are establishing a new economic framework for the retail business, forcing industry participants to reduce costs. Major marketers have focused on value pricing strategies, changing the nature of merchandising throughout the industry.

       Competition

     The power tool market in which we operate is extremely competitive, and we expect such competition to intensify in the future. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. We compete with many retailers and direct marketers who sell merchandise over the Internet and through catalogs. We also compete with traditional retailers who sell similar merchandise to that sold by us. Those retailers usually offer brand name products at prices higher than our products. As newer and more powerful tools are being introduced into the market, intense competition between manufacturers has developed. Companies in the industry are developing new features to attract customers and tools are becoming more reliable, efficient and quiet. At the same time, prices are becoming more competitive as power tool companies are vying to gain market share. Moreover, as brand delineation becomes more challenging, pricing becomes more competitive, thus further increasing the drive to gain market share.

     We believe that our ability to compete successfully depends on a number of factors, including: (1) our ability to continually provide the customer with value by offering quality products at prices lower than the prices usually charged for name brand products; and (2) maintaining a flexible product line and quickly adapting to the changing needs and tastes of the market.

       Acquisition Strategy

     We believe there are acquisition opportunities among the many small sellers of power tools. If we believe a favorable opportunity exists, we anticipate that we will enter into discussions with the owners of such businesses regarding the possibility of an acquisition by the Company. As of the date hereof, we do not have any agreements or pending acquisitions and have not entered into any letters of intent with respect to pending acquisitions. No assurance can be given that we will identify satisfactory acquisition candidates or, if identified, that we will be able to consummate an acquisition on terms acceptable to us.


Holland-American.com
--------------------

       Product Offerings

     In October 1998, HAIS created an online division to respond to the needs of the emerging online specialty foods segment. Since October 1998, Holland-American.com has been an online purveyor of imported and domestic specialty gourmet foods. We sell specialty products, such as condiments, sauces and toppings, entrees, prepared foods and soups, breads, pasta, grains and beans, crackers/snacks, desserts and confections and oils and vinegar. We intend to increase our sales volume significantly in the next twelve months once sufficient capital resources are available by increasing our marketing efforts to reach a broader audience.

     Our in-stock merchandise is carried entirely by our fulfillment center at no extra charge to us. Holland-American.com acts as an online distribution agent for HAIS. This fulfillment arrangement with HAIS negates any necessity for us to carry inventory. As part of our fulfillment arrangement, HAIS ships all merchandise purchased from the Holland-American.com site directly to customers eliminating any need for us to maintain costly operational overhead. As a result of this arrangement, we don't have to take title to the merchandise we sell and we don't have to purchase merchandise from HAIS every time we sell products online. Since Holland-American.com is merely an online agent for our fulfillment center, we only derive our revenues from our agreed upon commissions earned on each merchandise sold and not on the aggregate sales price of a sale transaction.

     We have maintained a solid relationship with HAIS even after our divestiture of the non-Internet business in September 1999. As a result, we act as their exclusive online agent for all their products. We provide all the maintenance to the web site through our own personnel in Sitestar.net and we coordinate closely with HAIS personnel with regards to product and pricing updates. We conduct all the marketing efforts needed to promote the site. We view Holland-American.com as an integral part of our e-commerce strategy since it gives us an online presence in the emerging specialty gourmet foods industry.


       Specialty Foods Industry

       Specialty Food Market Today

     The products we sell are known as "gourmet and specialty food," defined by the industry as a whole as distinctive food of high quality. This includes traditional gourmet food and confections. This category also includes branded specialty products which are available in specialty restaurants or retail shops. Our criteria for determining whether to classify a food product as gourmet or specialty include:

     o    cost of ingredients;

     o    cost of processing;

     o    freshness/perishability;

     o    uniqueness;

     o    newness/cutting edge;

     o    cost of packaging; and

     o    cost of importation/distribution.

     We work closely with our fulfillment center, Holland American International Specialties, our former food distribution division, in selecting products for our Web site through a formal review process which involves review of the supplier background and the details of their product line. Our fulfillment center's product review committee then samples representative products from each supplier and rates the products by standardized criteria.

       Retail Market

     The retail food market involves the sale of food products to individual consumers and households. The gourmet and specialty food industry is a sizable segment of the United States retail food market. According to a 1995 market report published by Packaged Facts, retail sales of gourmet and specialty food are projected to reach approximately $48 billion in 2000. Currently, specialty food is principally sold through the following retail channels:

     o    supermarkets;

     o    gourmet and specialty food stores;

     o    mail order catalogs;

     o    department stores;

     o    32-television shopping channels; and

     o    discount warehouse retailers.

     The combination of the size of the specialty food market and the growth of online shopping have created what we believe to be a sizable market opportunity.

       Wholesale Market

     The wholesale market consists of specialty food retailers, gift shops, caterers, restaurants and other resellers of specialty food products. Traditionally, suppliers of specialty food have distributed their products either by using a food broker to sell to retailers at wholesale prices, or by selling their products to specialty food distributors who in turn sell to retailers. In these arrangements, food brokers generally receive a 10%
commission on the wholesale price and distributors generally purchase the product at a 20% to 25% discount from the supplier's wholesale price. The assortment of specialized food brokers and distributors that currently supports the industry is highly fragmented. As a result, many retail outlets for specialty food products are underserved or have limited access to these food brokers and distributors.

       Online opportunity in Specialty Foods

     In both the retail and wholesale markets, we believe electronic commerce offers opportunities to improve the specialty food shopping experience and selection. We believe traditional specialty food businesses face a number of challenges in providing a satisfying experience:

     o the specialty food market is highly fragmented with no single dominant retailer or wholesaler, and we estimate there are at least 5,000 suppliers throughout the United States;

     o this fragmentation leaves both retail and wholesale customers without access to a broad base of specialty food products;

     o distributors who carry specialty food products are limited in the products they can offer by inventory holding costs, inventory spoilage and warehouse size, which restricts the supply and selection available for customers;

     o mail order catalogs are not updated as inventory level or consumer demand changes and are expensive to produce and mail; and

     o traditional retail stores have costs associated with occupying and operating a physical store and selection is limited by the size of the store and inventory considerations.

     We believe that sales of gourmet and specialty food over the Internet provides a means to address many of these challenges.

       Customers and Marketing

     Specialty foods are value-added, premium-priced items that are specifically targeting consumers who are willing to pay a premium. The Company's primary target market consists of discriminating consumers who seek imported specialty gourmet foods. According to the National Association of the Specialty Food Trade, such consumers typically share certain of the following demographics: (1) Reside on the Pacific Coast or in New England; (2) Live in an urban community;
(3) are in the 25-44 age group; (4) College educated; (5) A professional or proprietor/manager; (6) Earn upwards of $50,000 per annum; and (7) Have children under the age of six.

     We also have a potential to market to multiple secondary target markets in the wholesale sector. Such potential customers include corporate coffeehouses, restaurant chains, gift shops, supermarkets, grocery stores, institutional accounts and other specialty stores.

     The cornerstone in our marketing strategy is our personnel's knowledge of the consumer. We believe that tomorrow's specialty food consumer will have a broader age range from teens to elderly and will be more health conscious and adventurous when it comes to specialty foods products. According to the International Dairy-Deli-Bakery Association's 1996 year-end report, the next generation will have a slant toward global environmentalism, blurred political boundaries and cross-cultural values. In terms of the food consumer of tomorrow, the report found that "clean" or "organic" food will be in great demand as baby boomers and young people, with their concern for the environment, do more shopping.

     The development of the Holland-American.com market potential is predicated upon the establishment of a diversified product portfolio capable of serving the different types of imported specialty gourmet food needs of its target customers. This would be crucial if we intend to exploit the opportunity to influence "impulse" purchases. According to a 1996 A.C. Nielsen (Schaumburg, Illinois) survey, cookies, crackers and other specialty snacks are among the "high impulse" items.

     We believe that convenience is the driving force spurring the desires of America's specialty gourmet food product needs. A growing number of consumers are embracing the convenience of shopping for specialty foods online. Our commitment to carrying a comprehensive product line, making shopping a fun and easy experience for the consumer and shipping orders in a timely manner will play a critical role in our objective in achieving critical mass.

       Competition

     We operate in a competitive environment. The industry is dominated by large regional retail establishments such as Whole Foods Market, Wild Oats, Trader Joe's, Gelson's and Bristol Farm that rely heavily on aggressive marketing campaigns and customer referrals. Many of these traditional retailers offer diverse product lines and competitive pricing. In some instances, these firms do market their products over the Internet such as Whole Foods Market, Wild Oats and Bristol Farms.

     We enjoy three  competitive  advantages over these larger,  regional firms:
(1) More diverse product lines, enabling the Company to act as a single-source provider for all the customer's specialty foods needs; (2) the convenience of online shopping; and (3) Prompt shipment of all customer orders.

       Acquisition Strategy

     We intend to consider potential acquisitions to attempt to increase our market share and revenues. To date, we have not entered into discussions with any specific acquisition candidates. No assurance can be given that we will identify satisfactory acquisition candidates or, if identified, that we will be able to consummate an acquisition on terms acceptable to us.

Soccersite.com
--------------

       Product Offerings

     Through our acquisition of SYTE, we now own Soccersite.com which has been an operating subsidiary since July 1999. Soccersite.com is a content-oriented and e-commerce Internet site with over 400 pages of information about the sport of soccer. We provide traditional news on recent professional soccer games, and we allow visitors to post amateur league and tournament information and training camps. We also provide a forum for coaches to interact with players and other coaches. We also host a special section that caters to young soccer enthusiasts. In addition, we provide a search capacity for visitors to explore specific topics. All content information is provided free of charge to the visitor.

     To capitalize on the retail opportunities associated with our web site, we created SoccerMall, an e-commerce retailer of soccer-related merchandise and apparel. All orders to SoccerMall are fulfilled directly by us through our relationship with a local distributor in Annapolis, Maryland. Our in-stock merchandise is carried entirely by our fulfillment center at no extra charge to us. Soccersite.com acts as an online distribution agent for the local Annapolis distributor. This fulfillment arrangement with this local distributor negates any necessity for us to carry inventory. As part of our fulfillment arrangement, the local distributor ships all merchandise purchased from the Soccersite.com site directly to customers eliminating any need for us to maintain costly operational overhead. As a result of this arrangement, we don't have to take title to the merchandise we sell and we don't have to purchase merchandise from the local distributor every time we sell products online. Since Soccersite.com is merely an online agent for our fulfillment center, we only derive our revenues from our agreed upon commissions earned on each merchandise sold and not on the aggregate sales price of a sale transaction. Soccersite.com generated sales volume of approximately $10,000 for the twelve month ending December 31, 1998.

       Soccer Industry

     Widely regarded as the world's most popular sport, soccer is growing at a rapid pace in the United States. Largely attributed to the expansive Latino immigrant fan base, Southern California has become the epicenter for the soccer community in North America. According to the Los Angeles Times, attendance at international soccer games hosted in Los Angeles is up over 200% from its introduction in 1997. In comparison to other professional Los Angeles sports teams, the L.A. Galaxy (Major League Soccer professional team) consistently drew larger home game crowds than any other local team except the Los Angeles Dodgers with the local fan base largely comprised of members of the Latino community. Strategy Research Corp., a leading industry association which tracks trends in the Latino community, estimates the Southern California Latino consumers yield a collective buying power of $57 billion.

       Customers and Marketing

     To  date,  we  have  had  no  targeted  marketing  campaign.   Nonetheless,
word-of-mouth advertising and traffic generated by search engines have resulted in nearly one million visitors to the web site in the past year.

     In addition to retail sales through SoccerMall, we sell advertising space on the web site to merchants and manufacturers.

     We are currently developing a marketing strategy designed to attract more consumers to the web site, build greater advertising opportunities and further advance the sport of soccer. This strategy will likely include sponsoring
amateur  and   professional   soccer  events,   advertising  in  major  industry
publications   and   participating   in   cooperative   ventures  with  industry
associations.

       Competition

     There are numerous soccer-related organizations which have a presence on the Internet. Most web sites are retail e-commerce websites offering soccer merchandise and apparel. There are a smaller number of web sites that look to combine a content-oriented format with the convenience of retail, including Soccerweek.com and Soccermadness.com.

       Acquisition Strategy

     We believe there are acquisition opportunities among the providers of value added information about the sport of soccer. In furtherance of our acquisition strategy, we anticipate reviewing and conducting investigations of potential acquisitions. If we believe a favorable opportunity exists, we anticipate that we will enter into discussions with the owners of such businesses regarding the possibility of an acquisition by us. As of the date hereof, we do not have any agreements or pending acquisitions and have entered into any letters of intent with respect to pending acquisitions. No assurance can be given that we will identify satisfactory acquisition candidates or, if identified, that we will be able to consummate an acquisition on terms acceptable to us.

Neocom Microspecialists, Inc.
-----------------------------

     Effective December 15, 1999, we have consummated the acquisition of Neocom Microspecialists, Inc. ("Neocom") in exchange for 4,782,353 shares of Sitestar common stock. As part of the purchase consideration and based on certain contingencies, we have agreed to issue an additional 2,000,000 shares of Sitestar common stock to the Neocom shareholders on the second anniversary of the acquisition. Neocom is an Internet service provider and Web development company based in Martinsville, Virginia. Neocom provided Internet access and other Internet services to approximately 5,100 customers in the Southern Virginia area.

       Product Offerings

     We provide dial-up and private Internet access, design customized web sites, host customer web sites on our computer networks, and offer related e-commerce services to individual and business subscribers outside of large metropolitan areas in the mid-Atlantic region, particularly southern Virginia. We offer subscribers comprehensive technical assistance, large modem banks providing rapid access to the Internet, and high-speed connectivity. In addition, our home page web sites serve as regional portals, offering local and national news and weather, community resources, advertising, and links to other local and national content providers.

       Customers and Marketing

     Our customer base consists primarily of small and medium sized enterprises and dial-up customers located in secondary markets, specifically southern Virginia.

     We use targeted marketing and media advertising to develop brand awareness and supplement these efforts with our highly customized sales process and personalized customer service. Through our marketing managers, we seek to develop strong customer relationships within local communities.

     Our marketing managers will also provide assistance and support to our centralized sales staff. This enables us to evaluate customers' needs more effectively, to design customized solutions and to reinforce our local presence as a value-added provider of enhanced Internet services. Our marketing managers also identify market trends, provide constant data regarding changes in the competitive landscape and also may identify and initiate contact with new customers. We also attend trade shows and other events to further reach the targeted small and medium sized enterprises in each region.

       Competition

     The market for Internet accesses and related services is extremely competitive. We expect competition to increase as Internet use grows and established national Internet service providers, telecommunications and computer related vendors expand their traditional products and services. The significant financial resources of many of our competitors could lead to severe price cutting in an effort to secure market share, which could have a negative effect on our revenues and results of operations. We cannot assure you of our survival in this intensely competitive and rapidly evolving Internet services market. Our competitors in the markets in which we operate include:

     o national and regional commercial Internet service providers such asOneMain.com, BiznessOnline.com, US Online, Earthlink and Mindspring;

     o established on-line commercial information providers such as AOL, Prodigy and MSN;

     o local Internet service providers in Virginia and the mid-Atlantic states namely Virginia, Maryland, Pennsylvania, Delaware and West Virginia who provide products and services that are similar to ours to small to medium sized businesses;

     o    cable    television    operators    such    as   Time    Warner    and
          Tele-Communications, Inc.;

     o national long distance telecommunications carriers such as AT&T, MCI Worldcom, and Sprint;

     o    computer hardware and software companies, such as IBM and Compaq; and

     o    regional telephone operating companies such as Bell Atlantic.

     We also believe that new competitors will continue to enter the Internet access market, such as large computer hardware and software companies, media and telecommunications entities, and companies that provide direct service to residential customers, including cable television operators, wireless communication companies, local and long distance telephone companies and electric utility companies.

     Many of our competitors are larger and have greater financial, technical, and operating resources than we do. We cannot assure you of our survival in this intensely competitive environment. We will need to distinguish ourselves by our product and service knowledge, our responsiveness to our targeted market of small to medium sized businesses, our ability to market and sell customized combinations of products and services within our market, and our capacity to offer a diverse Internet product line. We also believe that our ability to be flexible and to respond quickly in providing solutions to our customer's Internet needs will be an advantage over some of our competitors.

       Acquisition Strategy

     Our strategy is to rapidly build a base of Internet subscribers through acquisitions and internal growth. We believe there are acquisition opportunities among the Internet service providers in our geographic target. In furtherance of our acquisition strategy, we anticipate reviewing and conducting investigations of potential acquisitions. If we believe a favorable opportunity exists, we anticipate that we will enter into discussions with the owners of such businesses regarding the possibility of an acquisition by us. As of the date hereof, we do not have any agreements or pending acquisitions and have not entered into any letters of intent with respect to pending acquisitions. No assurance can be given that we will identify satisfactory acquisition candidates or, if identified, that we will be able to consummate an acquisition on terms acceptable to us.

                Factors That May Affect Future Operating Results

     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances occurring after the date such statements were made or to reflect the occurrence of unanticipated events.

     Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following:


                    Risks Particular to Sitestar Corporation

          We Have a Limited Operating History Upon Which You May Evaluate Us

     Our new corporate philosophy was formulated in July 1999. Although we have grown significantly since then, we have a limited operating history upon which you may evaluate our business and prospects. We and our wholly owned operating companies are among the many companies that have entered into the emerging e-commerce market. All of our operating companies are in the early stages of their development. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. If we are unable to effectively allocate our resources and help grow existing operating companies, our stock price may be adversely affected and we may be unable to execute our strategy of developing a collaborative network of operating companies.


          Change in Composition of Assets and Expenses

     The change in our corporate focus from a food holding company to an Internet holding company has resulted in a dramatic change in the composition of our assets and expenses. With the recent acquisitions of Internet companies, the intangible assets purchased as a result of these acquisitions represent approximately 77% of our total assets and approximately 115% of our stockholders' equity. Further, amortization of these intangible assets will be the largest single expense item in our statement of operations. This material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired.

          Our Business Depends Upon the Performance of Our Operating Companies, Which is Uncertain

     Economic, governmental, industry and internal company factors outside our control affect each of our operating companies. If our operating companies do not succeed, the value of our assets will decline. The material risks relating to our operating companies include:

     o lack of the widespread commercial use of the Internet, which may prevent our operating companies from succeeding; and

     o Intensifying competition for the products and services our operating companies offer, which could lead to the failure of some of our operating companies.

     The other material risks relating to our operating companies are more fully described below under "Risks Particular to Our Operating Companies."

          Our Business Model is Unproven

     Our strategy is based on an unproven business model. Our operating strategy is to integrate our subsidiaries and future Internet portfolio investments into a collaborative network that leverages our collective knowledge and resources.

     We will actively explore synergistic opportunities such as cross marketing efforts within our subsidiaries and investments to further leverage our resources. Our business model depends on our ability to share information within our network of operating companies. If competition develops among our operating companies, we may be unable to fully benefit from the sharing of information within our network of operating companies. If we cannot convince companies of the value of our business model, our ability to attract new companies will be adversely affected and our strategy of building a collaborative network may not succeed.

          We May Have to Take Certain Actions to Avoid Registration Under the Investment Company Act of 1940

     We believe that we are actively engaged in the business of e-commerce through our network of operating companies. However, due to a significant possibility that many of our future operating companies may not be majority-owned subsidiaries, changes in the value of our interests in our operating companies and the income/loss and revenue attributable to our operating companies could require us to register as an investment company under the Investment Company Act unless we take action to avoid being required to register. For example, we may be unable to sell minority interests we would otherwise want to sell and may need to sell some assets which are not considered to be investment securities, including interests in operating companies. We may also have to ensure that we retain at least a 25% ownership interest in our operating companies after their initial public offerings. In addition, we may have to acquire additional income or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire would be important to our strategy. It is not feasible for us to register as an investment company because the Investment Company Act regulations are inconsistent with our strategy of actively managing, operating and promoting collaboration among our network of operating companies.

          Fluctuations in Our Quarterly Results May Adversely Affect Our Stock Price

      We expect that our quarterly results will fluctuate significantly due to many factors, including:

     o    the operating results of our operating companies;

     o changes in equity losses or income and amortization of goodwill related to the acquisition or divestiture of interests in operating companies;

     o changes in our methods of accounting for our operating company interests, which may result from changes in our ownership percentages of our operating companies;

     o sales of equity securities by our operating companies, which could cause us to recognize gains or losses under applicable accounting rules;

     o the pace of development or a decline in growth of the e-commerce market;

     o intense competition from other potential acquirors of B2B e-commerce companies, which could increase our cost of acquiring interests in additional companies, and competition for the goods and services offered by our operating companies; and

     o our ability to effectively manage our growth and the growth of our operating companies during the anticipated rapid growth of the e-commerce market.

     We believe that period-to-period comparisons of our operating results are not meaningful. Additionally, if our operating results in one or more quarters do not meet securities analysts' or your expectations, the price of our common stock could decrease.

          Our Success is Dependent on Our Key Personnel and the Key Personnel of our Operating Companies

     We believe that our success will depend on continued employment by our operating companies and us of senior management and key technical personnel. If one or more members of our senior management or our operating companies' senior management were unable or unwilling to continue in their present positions, our business and operations could be disrupted. Although, our management team has had their own successes in other industries, our senior management team has limited experience in the Internet industry.

     As of March 31, 2000, all of our management personnel have worked for us one year or less. Our efficiency may be limited while these employees and future employees are being integrated into our operations. In addition, we may be unable to find and hire additional qualified management and professional personnel to help lead us and our operating companies.

     The success of some of our operating companies also depends on their having highly trained technical and marketing personnel. Our operating companies will need to continue to hire additional personnel as their businesses grow. A shortage in the number of trained technical and marketing personnel could limit the ability of our operating companies to increase sales of their existing products and services and launch new product offerings.

     Our expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees, expand information technology systems and lease more space for our corporate offices. In addition, we plan to significantly increase our operating expenses to:

     o    broaden our operating company support capabilities;

     o    explore acquisition  opportunities and alliances with other companies;
          and

     o    facilitate business arrangements among our operating companies.

     Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from completed and future acquisitions. If any of these and other expenses are not accompanied by increased revenue, our operating losses will be greater than we anticipate.

          Our Operating Companies Are Growing Rapidly and We May Have Difficulty Assisting Them in Managing Their Growth

     Our operating companies have grown, and we expect them to continue to grow, rapidly by adding new products and services and hiring new employees. This growth is likely to place significant strain on their resources and on the resources we allocate to assist our operating companies. In addition, our management may be unable to convince the future operating companies wherein we have a minority interest to adopt our ideas for effectively and successfully managing their growth.

     We may compete with some of our future investors and shareholders and operating companies, and our operating companies may compete with each other. Our current and future operating companies and future Internet portfolio investments may overlap in their geographic coverage. One of our operating subsidiaries or future portfolio investments may possibly compete for the same customers in the same geographic region. In addition, our current and future shareholders may compete with us in terms of their own Internet portfolio investments and other Internet-related acquisitions. Some of our current or future shareholders may engage in their own investment activities which may directly compete with our own acquisition and investment parameters.

          We Face Competition From Other Potential Acquirers of E-Commerce Companies

     We face competition from other capital providers including publicly traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new operating companies. If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of operating companies may not succeed.

          Our Success Could Be Impaired By Valuations Placed on Internet-Related Companies By the Financial Marketplace

     Our strategy involves creating value for our shareholders and the employees of our operating companies by helping our operating companies grow and access the capital markets. We are therefore dependent on the market for Internet-related companies in general and for public offerings of those company in particular. To date, there have been a substantial number of Internet-related initial public offerings and additional offerings are expected to be made in the future. If the market for Internet-related companies and initial public offerings were to weaken for an extended period of time, the ability of our operating companies to grow and access the capital markets will be impaired, and we may need to provide additional capital to our operating companies.

          We May Be Unable to Obtain Maximum Value For Our Operating Company Interests

     We have significant positions in our operating companies. While we generally do not anticipate selling our interests in our operating companies, if we were to divest all or part of them, we may not receive maximum value for these positions. For future operating companies with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those operating companies that do not have publicly traded stock, the realizable value of our interests may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements.

Risks Inherent to Our Acquisition Strategy

     We have in the past, and intend to in the future, to expand through the acquisition of businesses, technologies, products and services, such as the recent acquisitions of Sitestar Corporation, and Greattools.com. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, development costs and the amortization of goodwill and other intangible assets. Further, acquisitions involve a number of special problems, including difficulty integrating technologies, operations and personnel and diversion of management attention in connection with both negotiating the acquisitions and integrating the assets. There can be no assurance that we will be successful in addressing such problems. In addition, growth associated with numerous acquisitions places significant strain on our managerial and operational resources. Our future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. Furthermore, many of our operating companies are early-stage companies, with limited operating histories and limited or no revenues; there can be no assurance that we will be successful in developing such companies.

          Uncertainties Associated With Selling Assets

     A significant element of our business plan involves selling, in public or private offerings, portions of the companies it has acquired and developed. The Company's ability to engage in any such transactions, the timing of such transactions and the amount of proceeds from such transactions are dependent on market and other conditions largely beyond our control. Accordingly, there can be no assurance that we will be able to engage in such transactions in the future or that when we are able to engage in such transactions they will be at favorable prices. If we were unable to liquidate portions of its portfolio companies at favorable prices, our business, financial condition and results of operations would be adversely affected.


          Uncertainties of the Recoverability of Intangible Assets

     As a result of our change in corporate focus from a food holding company to an Internet holding company, the composition of our assets and expenses have dramatically changed. With the recent acquisitions of Internet companies, the intangible assets purchased as a result of these acquisitions represent approximately 77% of our total assets and approximately 115% of our stockholders' equity. Further amortization of these intangible assets will be the largest single expense item in our statement of operations. If we are unable to recover the costs of these intangible assets, our financial performance may be negatively impacted in the coming periods through a write down or write off of these intangible assets.

          We May Not Have Opportunities to Acquire Interests in Additional Companies

     We may be unable to identify companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to acquire an interest in the company for many reasons, including:

     o failure to agree on the terms of the acquisition, such as the amount or price of our acquired interest;

     o    incompatibility between us and management of the company;

     o    competition from other acquirers of e-commerce companies;

     o    a lack of capital to acquire an interest in the company; and

     o    the unwillingness of the company to operating with us.

     If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of operating companies may not succeed.

          Our Resources and Our Ability to Manage Newly Acquired Operating Companies May Be Strained As We Acquire More and Larger Interests in E-Commerce Companies

     We have acquired, and plan to continue to acquire, significant interests in both Business to Consumer and Business to Business e-commerce companies that complement our business strategy. In the future, we may acquire larger percentages or larger interests in companies than we have in the past, or we may seek to acquire 100% ownership of companies as we have done in our initial stages of development. These larger acquisitions may place significantly greater strain on our resources, ability to manage such companies and ability to integrate them into our collaborative network. Future acquisitions are subject to the following risks:

     o Our acquisitions may cause a disruption in our ongoing support of our operating companies, distract our management and other resources and make it difficult to maintain our standards, controls and procedures.

     o We may acquire interests in companies in e-commerce markets in which we have little experience.

     o We may not be able to facilitate collaboration between our operating companies and new companies that we acquire.

     o To fund future acquisitions we may be required to incur debt or issue equity securities, which may be dilutive to existing shareholders.

Risks Particular to Our Operating Companies

     Sitestar and our operating companies' result of operations, and accordingly the price of its common stock, may be adversely affected by the following factors:

     o    lack of acceptance of the Internet as an advertising medium;

     o inability to develop a large base of users of its Web sites who possess demographic characteristics attractive to advertisers;

     o    lower advertising rates;

     o    slow development of the e-commerce market;

     o    lack of acceptance of its Internet content;

     o    loss of key content providers;

     o    intense competition;

     o    loss of key personnel; and

     o    inability to manage growth.

          The Success of Our Operating Companies Depends on the Development of the E-Commerce Market, Which is Uncertain

     All of our operating companies rely on the Internet for the success of their businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for the provision of products and services, our operating companies may not succeed.

     Our  long-term   success   depends  on  widespread   market-acceptance   of
e-commerce. A number of factors could prevent such acceptance, including the following:

     o the unwillingness of businesses to shift from traditional processes to e-commerce processes;

     o the necessary network infrastructure for substantial growth in usage of e-commerce may not be adequately developed;

     o increased government regulation or taxation may adversely affect the viability of e-commerce;

     o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times for the users of e-commerce; and

     o concern and adverse publicity about the security of e-commerce transactions.

          Our Operating Companies May Fail If Their Competitors Provide Superior Internet-Related Offerings or Continue to Have Greater Resources Than Our Operating Companies Have

     Competition for Internet products and services is intense. As the market for e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our operating companies compete for a share of a customer's:

     o purchasing budget for services, materials and supplies with other online providers and traditional distribution channels;

     o dollars spent on consulting services with many established information systems and management consulting firms; and

     o advertising budget with online services and traditional off-line media, such as print and trade associations.

     In addition, some of our operating companies compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our operating companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our operating companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our operating companies. If our operating companies are unable to compete successfully against their competitors, our operating companies may fail.

     Many of our operating companies' competitors have greater brand recognition and greater financial, marketing and other resources than our operating companies. This may place our operating companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

          Dependence on Vendor Relationships

     Our operating subsidiaries are currently, and expect to be in the future, dependent on a number of vendor relationships. These relationships include arrangements relating to the creation of traffic on Sitestar-affiliated Web sites and resulting generation of advertising and commerce-related revenue. The termination of, or the failure of such Sitestar-affiliated Web sites to renew on reasonable terms, such relationships could have an adverse effect on our business, results of operations and financial condition. Our operating companies also are generally dependent on other vendor relationships with advertisers, sponsors and partners. Most of these arrangements do not require future minimum commitments to use our services, are often not exclusive and are often short-term or may be terminated at the convenience of the other party. There can be no assurance that these vendors will not reassess their commitment to our operating companies at any time in the future, or that they will not develop their own competitive services or products. Further, there can be no assurance that the services of these companies will achieve market acceptance or commercial success and therefore there can be no assurance that our existing relationships will result in sustained or successful business partnerships or significant revenues for us.

          Some of Our Operating Companies May Be Unable to Protect Their Proprietary Rights and May Infringe on the Proprietary Rights of Others

     Proprietary rights, particularly in the form of copyrights, are important to the success and competitive position of many of our operating companies. Although our operating companies seek to protect their proprietary rights, their actions may be inadequate to protect any trademarks, copyrights and other proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible for some of our operating companies to control the dissemination of their work and use of their services. Some of our operating companies also license content from third parties and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our operating companies generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them. Any of these claims, with or without merit, could subject our operating companies to costly litigation and the diversion of their technical and management personnel. If our operating companies incur costly litigation and their personnel are not effectively deployed the expenses and losses incurred by our operating companies will increase and their profits, if any, will decrease.

          Sources of Supply For Greattools.com

     Since 1999, Greattools.com has been operating pursuant to an oral agreement with Global Sourcing Group ("GSG"), a power tool wholesaler located in Thousand Oaks, California, which supplies 100% of the products sold by the Company in its Web site. While the Company anticipates that it will continue operating under the oral agreement, it intends to enter into a written exclusive fulfillment agreement with GSG as soon as it's practicable. The Company intends to enter into this fulfillment arrangement to assure it could continue to source all of its products.

     Gateway Holdings, Inc. The private equity fund managed by our Chairman Frederick T. Manlunas beneficially owns and controls 14.6% of the total outstanding shares of Global Sourcing Group. The Company is reliant on Mr. Manlunas' relationship with GSG for its Greattools.com's fulfillment needs.

          Source of Supply For Holland-American.com

     Since September 1999, Holland-American.com has been operating pursuant to an oral agreement with Holland American International Specialties ("HAIS"), a specialty foods wholesaler and retailer located in Bellflower, California, which supplies 100% of the products sold by the Company in its Web site. While the Company anticipates that it will continue operating under the oral agreement, it intends to enter into a written exclusive fulfillment agreement with HAIS as soon as it's practicable. We intend to enter into this fulfillment arrangement to assure it could continue to source all of its products.

     IFCO Group, LLC ("IFCO"), whose members consist of certain shareholders of the Company, including Frederick T. Manlunas owns HAIS. Our Chairman of the Board, Mr. Manlunas, beneficially owns and controls 32.75% of the total outstanding membership interest of IFCO Group, LLC. However, the Company is not reliant on Mr. Manlunas' relationship with HAIS for its Holland-American.com's fulfillment needs.

          Our Operating Companies That Publish or Distribute Content Over the Internet May Be Subject to Legal Liability

     Some of our operating companies may be subject to legal claims relating to the content on their Web sites, or the downloading and distribution of this content. Claims could involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided by our operating companies on their Web sites is drawn from data compiled by other parties, including governmental and commercial sources, and our operating companies re-enter the data. This data may have errors. If any of our operating companies' Web site content is
improperly  used  or  if  any  of  our  operating   companies  supply  incorrect
information, it could result in unexpected liability. Any of our operating companies that incur this type of unexpected liability may not have insurance to cover the claim or its insurance may not provide sufficient coverage. If our operating companies incur substantial cost because of this type of unexpected liability, the expenses incurred by our operating companies will increase and their profits, if any, will decrease.

          Our Operating Companies' Computer and Communications Systems May Fail, Which May Discourage Content Providers From Using Our Operating Companies' Systems

     All of our operating companies' businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems. Any system interruptions that cause our operating companies' Web sites to be unavailable to Web browsers may reduce the attractiveness of our operating companies' Web sites to third party content providers. If third party content providers are unwilling to use our operating companies' Web sites, our business, financial condition and operating results could be adversely affected. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

          Our Operating Companies' Business May Be Disrupted If They Are Unable To Upgrade Their Systems To Meet Increased Demand

     Capacity limits on some of our operating companies' technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use.

     As traffic on our operating companies' Web sites continues to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Our operating companies may be unable to accurately project the rate of increase in use of their Web sites. In addition, our operating companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their Web sites. If our operating companies are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our operating companies may be disrupted.

          Our Operating Companies May Not Be Able To Attract A Loyal Base of Users To Their Web Sites

     While content is important to all our operating companies' Web sites, our operating companies are particularly dependent on content to attract business. Our success depends upon the ability of these operating companies to deliver compelling Internet content to their targeted users. If our operating companies are unable to develop Internet content that attracts a loyal user base, the revenues and profitability of our operating companies could be impaired. Internet users can freely navigate and instantly switch among a large number of Web sites. Many of these Web sites offer original content. Thus, our operating companies may have difficulty distinguishing the content on their Web sites to attract a loyal base of users.

          Our Operating Companies May Be Unable To Acquire Or Maintain Easily Identifiable Web Site Addresses or Prevent Third Parties From Acquiring Web Site Addresses Similar to Theirs

     Some of our operating companies hold various Web site addresses relating to their brands. These operating companies may not be able to prevent third parties from acquiring Web site addresses that are similar to their addresses, which could adversely affect the use by businesses of our operating companies' Web sites. In these instances, our operating companies may not grow as we expect. The acquisition and maintenance of Web site addresses generally is regulated by governmental agencies and their designees. The regulation of Web site addresses in the United States and in foreign countries is subject to change. As a result, our operating companies may not be able to acquire or maintain relevant Web site addresses in all countries where they conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

          Some of Our Operating Companies Are Dependent On Barter Transactions That Do Not Generate Cash Revenue.

     Our operating companies' plans to enter into barter transactions in which they provide advertising for other Internet companies in exchange for advertising for the operating company. In a barter transaction the operating company will reflect the sales of the advertising received as an expense and the value of the advertising provided, in an equal amount, as revenue. However, barter transactions also do not generate cash revenue, which may adversely affect the cash flows of some of our operating companies. Limited cash flows may adversely affect an operating company's abilities to expand its operations and satisfy its liabilities.

Risks Relating To The Internet Industry

          Concerns   Regarding   Security  of  Transactions   and   Transmitting
     Confidential Information Over the Internet May Have An Adverse Impact on Our Business

     We believe that concern regarding the security of confidential information transmitted over the Internet prevents many potential customers from engaging in online transactions. If our operating companies that depend on such transactions do not add sufficient security features to their future product releases, our operating companies' products may not gain market acceptance or there may be additional legal exposure to them.

     Despite the measures some of our operating companies have taken, the infrastructure of each of them is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures imposed by any one of our operating companies, he or she could misappropriate proprietary information or cause interruption in operations of the operating company. Security breaches that result in access to confidential information could damage the reputation of any one of our operating companies and expose the operating company affected to a risk of loss or liability. Some of our operating companies may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, our operating companies' customers will become more concerned about security. If our operating companies are unable to adequately address these concerns, they may be unable to sell their goods and services.

          Rapid  Technological  Changes May Prevent Our Operating Companies From
     Remaining   Current  With  Their   Technical   Resources  and   Maintaining
     Competitive Product and Service Offerings

     The markets in which our operating companies operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Significant technological changes could render their existing Web site technology or other products and services obsolete. The e-commerce market's growth and intense competition exacerbate these conditions. If our operating companies are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be adversely affected. To be successful, our operating companies must adapt to their rapidly changing markets by continually improving the responsiveness, services and features of their products and services and by developing new features to meet the needs of their customers. Our success will depend, in part, on our operating companies' ability to license leading technologies useful in their businesses, enhance their existing products and services and develop new offerings and technology that address the needs of their customers. Our operating companies will also need to respond to technological advances and emerging industry standards in a cost-effective and timely manner.

          Government Regulations and Legal Uncertainties May Place Financial Burdens On Our Business and the Businesses and the Businesses Of Our Operating Companies

     As of March 31, 2000, there were few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and e-commerce, which could decrease the revenue of our operating companies and place additional financial burdens on our business and the businesses of our operating companies.

     Laws  and  regulations   directly  applicable  to  e-commerce  or  Internet
communications are becoming more prevalent. For example, Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse effect on our business or those of our operating companies, they add to the legal and regulatory burden faced by e-commerce companies.

Risks Relating To Future Offerings

          Shares Eligible For Future Sale By Our Current Shareholders May Decrease the Price of Our Common Stock

     If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, in the public market following future offerings, then the market price of our common stock could fall. Restrictions under the securities laws and certain lock-up agreements limit the number of shares of common stock available for sale in the public market.

          Our Common Stock Price Is Likely to Be Highly Volatile

     The market price for our common stock is likely to be highly volatile as the stock market in general and the market for Internet-related stocks and the stock. The trading prices of many technology and Internet-related company stocks have reached historical highs within the last year and have reflected relative valuations substantially above historical levels. During the same period, the stocks of these companies have also been highly volatile and have recorded lows well below such historical highs. We cannot assure you that our common stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

     The following factors will add to our common stock price's volatility:

     o actual or anticipated variations in our quarterly operating results and those of our operating companies;

     o new sales formats or new products or services offered by us, our operating companies and their competitors;

     o changes in our financial estimates and those of our operating companies by securities analysts;

     o conditions or trends in the Internet industry in general and the e-commerce industry in particular;

     o announcements by our operating companies and their competitors of technological innovations;

     o announcements by us or our operating companies or our competitors of significant acquisitions, strategic partnerships or joint ventures;

     o changes in the market valuations of our operating companies and other Internet companies;

     o    our capital commitments;

     o additions or departures of our key personnel and key personnel of our operating companies; and

     o    sales of our common stock.

     Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

Employees
---------

     As of March 31, 2000, we employed 26 full time individuals. We have 7 in management, 2 in sales and marketing and 17 in administration. Our employees are not unionized, and we consider our relations with our employees to be favorable.


Item 2. Description of Property

     We lease our principal executive offices, as well as our administrative offices, which are located in a 1,084 square feet office facility in Encino, California at an annual rent of $24,715.20. This facility also houses our customer service, administrative and corporate center functions. This lease will expire in June 2001.

     We also lease 2,100 square feet of office space in Annapolis, Maryland. This facility houses Sitestar.net's, Greattools.com's and Holland-American.com's executive offices, customer service, and administrative functions. This lease is currently on a month-to-month basis with a rental fee of $33,072 per annum.

     In addition, we now own a 12,000 square feet office building in Martinsville, Virginia, which serves as Neocom's principal executive offices. We acquired this property along with the acquisition of Neocom. This facility houses Neocom's customer service, administrative and corporate functions. Neocom's principal noteholders have a senior lien on the property. The lien on the property was a result of the working capital credit facility taken by Neocom against the property. The bank note is payable in monthly principal and interest installments of $6,400 or $76,800 per annum with the balance due September 2003.

     Our annual rents are subject to adjustments. We anticipate that we will require additional space for our ISP operations as we expand, and we believe that we will be able to obtain suitable space as needed on commercially reasonable terms.


Item 3. Legal Proceedings

     The Company is not involved in any material pending legal proceedings.


Item 4. Submission or Matters to a Vote of Security Holders

         Not Applicable

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

     Our Common Stock was traded over-the-counter and was quoted on the OTC Bulletin Board (symbol "SYTE") until December 15, 1999. On December 16, 1999, our common stock was temporarily de-listed from the NASD OTC Bulletin Board pending the effective date of our Form 10-SB registration statement. From December 16, 1999, our Common Stock has been traded over-the-counter and was currently quoted on the National Quotations Board's Electronic Quotation Service. On July 14, 1999 we effected a 3-for-1 stock split. All prices listed below reflect this split.

     Set forth below are the high and low closing bid prices for the Common Stock of the Company for each quarterly period commencing September 30, 1998:

                                                         High         Low
                                                         -----       ----
                1998
     For the quarter ended December 31, 1998             $1.00       $1.03

               1999
     For the quarter ended March 31, 1999                $1.00       $1.03
     For the quarter ended June 30, 1999                 $1.00       $1.03
     For the quarter ended September 30, 1999            $0.88       $3.75
     For the quarter ended December 31, 1999             $0.45       $2.19


     Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Record Holders
--------------
     The closing bid price for the Common Stock was $1.00 on March 31, 1999. As of March 31, 2000 the Company had 116 shareholders of record.

Dividends
---------
     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all available funds for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made in the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

Item 6.  Management's Discussions and Analysis or Plan of Operations

General
-------
     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview
--------
     We changed our corporate focus from that of a food holding company to an Internet holding company with the acquisition of Sitestar, Inc. in July 1999. Soon after concluding this acquisition, we started focusing on acquiring and investing in Internet-based enterprises. Our mission is to develop our Internet operating subsidiaries and future investments in other Internet enterprises into highly focused and successful stand-alone Internet businesses. We intend to achieve a fast-track development process by tapping the services, support and knowledge of individuals and organizations that have extensive experience in developing Internet concepts and technologies.

     In July 1999, we began to implement our current strategy of acquiring and investing in emerging Internet based enterprises to create a broad and diverse set of core Internet businesses which deliver a variety of online solutions. In addition to developing and integrating Internet-based technologies, our primary objective is to create a mix of Internet operating companies and Internet-related portfolio investments that will enhance the value of its core holdings.

     Our Internet services subsidiary began providing Internet services to its customers in 1996 by providing Internet access and enhanced products and services to small and medium sized enterprises in selected high growth markets. We target primarily small and medium sized enterprise customers located in selected high growth secondary markets. We currently provide our customers with Internet access and enhanced products and services in the mid-Atlantic area of the United States. We have designed our comprehensive suite of enhanced products and services to meet the expanding needs of our customers and to increase our revenue per customer. The products and services we provide include:

     o    Internet access services;
     o    Web design services;
     o    Web hosting services;
     o    End to end e-commerce solutions;
     o    Online marketing consulting; and
     o    Management of mission critical Internet applications.

RESULTS OF OPERATION

     On September 30, 1999, the Company sold all of the assets related to the Company's international food distribution business, also known as Holland American International Specialties ("HAIS"). The assets represent approximately 99% of the Company's assets as of December 31, 1998. The acquirer of the assets is a partnership with the partners being a group of stockholders of the Company. Given that the sale was not an arms-length transaction, the Company had the business valued by an independent appraiser to determine the fair value purchase price. The sales price was $900,000, which is to be paid as follows: 1) $200,000 is to be offset against the Company's liability to the a stockholder, 2)
$654,000 for the buyer's assumption of all trade, short-term and long-term liabilities, and 3) the remaining $46,000 in the form of a note payable to the Company in three annual installments of $15,333 each plus accrued interest at 8% per annum. The Company has accounted for this sale by deferring the gain on sale until such time as the $46,000 note receivable is collected and by leaving the assets and liabilities of HAIS on the Company's balance sheet under the captions "Assets of business transferred under contractual arrangements (notes receivable)" and "Liabilities of business transferred under contractual arrangements," respectively since the risk of loss has not been transferred to the new owners as the Company is still the debtor for certain obligations of HAIS. The historical operations of HAIS have been presented in the statement of operations under the caption "Loss from operations of business transferred under contractual arrangements." To the extent that the operations of HAIS report a net loss in periods after September 30, 1999, the Company will record such losses in the statement of operations under the caption "Loss from operations of business transferred under contractual arrangements." The Company will continue to account for the sale of HAIS in this manner until such time that the liabilities of HAIS have been refinanced an are no longer contingent obligations of the Company or the Company is properly capitalized by the new owners.

     On December 15, 1999, we completed the acquisition of another Internet Company, Neocom Microspecialists, Inc. ("Neocom"). With the two recent acquisitions of Internet companies, the intangible assets purchased as a result of these acquisitions represent approximately 77% of our total assets and approximately 115% of our stockholders' equity. Further, amortization of these intangible assets will be the largest single expense item in our statement of operations and will be approximately $1.4 million in 2000. This material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. If we are unable to recover the costs of these intangible assets, our financial performance may be negatively impacted in the coming periods through a write down or write off of these intangible assets. In addition, the intangible assets could increase, thus increasing the yearly amortization, if any of the 2,000,000 contingent shares are issued in connection with the Neocom acquisition (see Note 4 to our financial statements contained herein).

     Prior to our change in corporate focus from that of a food holding company to that of an Internet holding company, we generated all of our revenues from sales of specialty food products. We have historically derived a majority of our revenues from small independent specialty food retail customers. From inception until July 1999, we generated revenues exclusively from wholesale and retail sales of our food products. We derived income from our wholesale and retail sales from the excess of the wholesale and retail prices we charged our customers over the product costs we paid our suppliers. We had a wholesale program in which we sold bulk quantities of specialty food products to registered retailers at wholesale prices. In this program, we purchased products from suppliers at a distributor's discounted price and derived income from the difference between this discounted price and the wholesale price we charged. Additionally, our retail customers paid for orders by cash or credit card while we paid our suppliers on extended terms. As a result, we were able to increase our working capital between the time we received payment for orders and the time we were required to pay suppliers.

     As a result of our change in corporate focus from a food holding company to an Internet holding company, we now have two other sources of income. Our e-commerce operating subsidiaries now derive our income from commissions. We are agents of our fulfillment centers and merely generate our revenues from commissions per transaction, which represent the gross selling price charged to our customers less the amount we pay to the fulfillment center. Our customers pay us directly and we remit the cost of the goods to our fulfillment centers less our agreed upon commission amount. As a result of this arrangement, the extent of our financial agreement with our fulfillment centers are relegated to the periodic transfer and remittance of our product costs. We do not take title to the goods sold on our e-commerce sites, which eliminates any inventory risks on our part. We forward all orders directly to our fulfillment centers, which eliminates the need to take possession of the goods and merchandise sold on our e-commerce sites. Our fulfillment centers ship the purchased good directly to our customers on our behalf. The shipping and handling costs related to every transaction are added to the total cost of the goods sold which the customers have to bear.

     Our Internet service provider operating subsidiaries derive their income from the excess of the Internet service prices we charge our customers over the cost of service we pay our suppliers. Additionally, our retail customers pay for services by cash or credit card while we pay our suppliers on extended terms. As a result, we are able to increase our working capital between the time we receive payment for services and the time we are required to pay suppliers.

     We are operating under an oral agreement with our fulfillment centers and have no long-term obligations to continue the relationship with them if we deem, solely at our own discretion, that it is no longer in our best interest to continue the current arrangements. However, we intend to formalize official written fulfillment agreements with them as soon as practicable.

     Net revenues for our e-commerce subsidiaries consist of commissions earned per transaction upon shipment of products and acceptance of products by our customers net of any allowance for future returns.

     We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. To address these risks, we must obtain sufficient operating capital, maintain and expand our customer base, continue to increase our product offerings, successfully implement our business, marketing and promotional strategies, continue to develop our order processing technology, respond to competitive developments in the specialty food market, and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks and our failure could be harmful to our business, prospects, financial condition and results of operations.

Food Distribution Operations

     Our food distribution operations represented our specialty gourmet foods business which we divested effective September 30, 1999. The net revenues of our food distribution operations were $2,175,867 in 1998. Specialty food sales were inherently seasonal, with highest volumes during the fourth quarter holiday season. Additionally, the business had a large gift-giving component. As a result of these two factors, approximately 46% of the 1998 sales were realized in the fourth quarter. We had taken steps intended to reduce the magnitude of this trend such as expanding our product selection, and emphasizing non-holiday occasions and personal consumption. However, we expected fourth quarter sales to continue to represent a disproportionate amount of annual sales in the future.

Internet Operations

     Our Internet operations are represented by our current Internet service provider and e-commerce operating subsidiaries. Due to our change in primary corporate focus, these will be the industry segments in which we are going to focus. Our costs would include expenses associated with running an Internet holding company. These expenses are mainly related to the maintenance of the corporate office, payroll, legal, accounting, public relations and other administrative expenses.

     REVENUES. Net revenues for our Internet service provider subsidiaries consist of service sales to customers. Revenues are recognized upon delivery of service. Net revenues for our e-commerce subsidiaries consist of commissions earned per transaction upon shipment of products and acceptance of products by our customers net of any allowance for future returns. Revenue for the year ended December 31, 1999 was $223,749. This included revenue generated by Sitestar, Inc. from July 15, 199 to December 31, 1999 and Neocom from December 15, 1999 to December 31, 1999. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to experience strong revenue growth in the coming years.

     COST OF GOODS SOLD. Cost of goods sold consists primarily of the costs of products and services sold to customers and actual outbound shipping and handling costs. Cost of goods sold for the year ended December 31, 1999 was $124,859. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to have a substantial increase in our cost of goods sold as our revenues increase.

     SELLING, GENERAL AND ADMINISTRATIVE. Sales and marketing expenses consist primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in sales and marketing activities. Selling, general and administrative expenses were $3,217,247 for the year ended December 31, 1999. This represents an increase of $2,846,597 or 7,680% from the general and administrative expense incurred for the year ended December 31, 1998. This increase is primarily attributable to the increase in general and administrative personnel and an increase in corporate expenses as a result of our shift in corporate focus. During the year ended December 31, 1999, we took a charge to earnings for $2,000,000 for common stock given to our President and Chief Executive Officer. We also took a charge to earnings for $549,242 for common stock given to consultants for services rendered. Excluding these two one-time charges to earnings, we expect our selling, general and administrative expense to increase in 2000 as a result of the recent acquisition.


LIQUIDITY AND CAPITAL RESOURCES

     Our business plan has required, and is expected to continue to require, substantial capital to fund operations, capital expenditures, and expansion of sales and marketing capabilities and acquisitions.

     To date, we have financed our operation primarily through short-term borrowings and internally generated cash flow form our operations.

     We believe that the net cash position on a pro forma basis with the acquisition of Sitestar, Inc. and Neocom, together with our existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 6 months. Thereafter, we may be required to seek additional sources of financing. We may also be required to raise additional financing before such time. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our e-commerce business, including our ISPs and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

Impact of Year 2000

The Company instituted a comprehensive program to address potential Year 2000 impacts and as a result, critical systems and infrastructure operated smoothly through the arrival of Year 2000 and leap year boundaries. Additionally, the Company experienced no Year 2000 related disruptions in the products and services provided by its significant suppliers or other third-party business relationships. Many of the improvements made in preparation for the Year 2000 are expected to provide the Company with long-term benefits.

Forward looking statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us to install new kiosks, general market conditions, and competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Item 7.  Financial Statements


                                      INDEX


                                                                         Page

INDEPENDENT AUDITORS' REPORT                                              51

FINANCIAL STATEMENTS

 Consolidated Balance Sheet as of December 31, 1999                      52-53

 Consolidated Statements of Operations for the Years
    Ended December 31, 1999 and 1998                                      54

 Consolidated Statements of Stockholders' Equity for the Two
    Years Ended December 31, 1999                                         55

 Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1999 and 1998                                     56-57

 Notes to Consolidated Financial Statements                              58-73

                          INDEPENDENT AUDITORS' REPORT


                            To be filed by amendment

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
   Cash                                                               $   45,328
   Accounts receivable, less allowance for
     doubtful accounts of $127,000                                       134,274
  Other current assets                                                     4,178
                                                                      ----------

     Total current assets                                                183,780

PROPERTY AND EQUIPMENT, net                                              500,451
ASSETS OF BUSINESS TRANSFERRED
   UNDER CONTRACTUAL ARRANGEMENTS
   (NOTE RECEIVABLE)                                                     584,475
CUSTOMER LIST, net of accumulated amortization
   of $36,417                                                          2,585,583
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net of accumulated
   amortization of $23,352                                             2,778,955
INVESTMENTS                                                              160,000
OTHER ASSETS                                                              35,489
                                                                      ----------

TOTAL ASSETS                                                          $6,828,733
                                                                      ==========

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED BALANCE SHEET, Continued
                                DECEMBER 31, 1999

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES
   Accounts payable                                                 $   228,527
   Accrued expenses                                                      25,890
   Deferred revenue                                                     158,959
   Due to stockholders                                                  274,759
   Note payable - stockholders                                          238,681
   Notes payable, current portion                                        66,089
   Capital lease obligations, current portion                            51,102
                                                                    -----------

     Total current liabilities                                        1,044,007

LIABILITIES OF BUSINESS TRANSFERRED
 UNDER CONTRACTUAL ARRANGEMENTS                                         925,774
NOTES PAYABLE - STOCKHOLDERS, less current portion                       68,707
NOTES PAYABLE, less current portion                                     474,503
CAPITAL LEASE OBLIGATIONS, less current portion                          63,677
                                                                    -----------

TOTAL LIABILITIES                                                     2,576,668

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred Stock, $001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                           --
   Common Stock, $.001 par value, 75,000,000
    shares authorized, 24,159,826 shares issued
   and outstanding                                                       24,160
   Additional paid-in capital                                         8,347,174
   Note receivable - stockholder                                        (69,017)
   Accumulated deficit                                               (4,050,252)
                                                                    -----------

     Total stockholders' equity (deficiency)                          4,252,065

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIENCY)                                $ 6,828,733
                                                                    ===========

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                     1999              1998
                                                 ------------      ------------


SALES                                            $    223,749      $       --

COST OF GOODS SOLD                                    124,859              --
                                                 ------------      ------------

GROSS PROFIT                                           98,890              --

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            3,217,247           370,650

LOSS FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                          239,653           113,844
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (3,358,010)         (484,494)

INTEREST EXPENSE                                       13,679              --
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES                           (3,371,689)         (484,494)

 INCOME TAXES                                            --                --
                                                 ------------      ------------

NET LOSS                                         $ (3,371,689)     $   (484,494)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.18)     $      (0.03)
                                                 ============      ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               18,932,268        17,081,430
                                                 ============      ============

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

                                                                              Additional     Note
                                                       Common Stock             Paid-in     Receivable    Accumulated
                                                   Shares         Amount        Capital     Stockholder      Deficit       Total
                                                 ----------    -----------   -----------    -----------   -----------   ----------
Balance at December 31, 1997                     16,740,000    $    16,740   $   611,060    $      --     $  (194,069)  $  433,731

Increase in note receivable - stockholder                                                      (71,657)                    (71,657)
Issuance of Shares in Merger with
 White Dove Systems, Inc.                         1,860,036          1,860        (1,860)                                       --
Net loss                                                                                                     (484,494)    (484,494)
                                                 ----------    -----------   -----------    -----------   -----------   ----------

Balance at December 31, 1998                     18,600,036         18,600       609,200        (71,657)     (678,563)    (122,420)

Cash contribution                                                                110,275                                   110,275
Sale of common stock                                 53,362             54        49,946                                    50,000
Common stock issued for services                    564,075            564       548,678                                   549,242
Common stock issued for investment                  160,000            160       159,840                                   160,000
Contribution of Sitestar Corporation's net asset                                  91,664                                    91,664
Payment on note receivable - stockholder                                                          2,640                      2,640
Shares issued by principal stockholders
    to employee for compensation                                               2,000,000                                 2,000,000
Shares issued in connection with acquisition
    of Neocom Microspecialists, Inc.              4,782,353          4,782     4,777,571                                 4,782,353
Net loss                                                                                                  (3,371,689)   (3,371,689)
                                                 ----------    -----------   -----------    -----------   -----------   ----------

Balance at December 31, 1999                     24,159,826    $    24,160   $ 8,347,174    $   (69,017)  $(4,050,252)  $4,252,065
                                                 ==========    ===========   ===========    ===========   ===========   ==========


The accompanying notes are an integral part of these consolidated financial statements

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        1999           1998
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(3,371,689)   $  (484,494)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Allowance for doubtful accounts                          --            6,378
   Depreciation and amortization expense                 118,775          1,678
   Loss from operations of business transferred
     under contractual arrangements                      239,653           --
   Common stock issued for services rendered             549,242           --
   Compensation expense paid by principal
     shareholders                                      2,000,000           --
   (Increase) decrease in:
     Accounts receivable                                  (2,205)       154,234
     Inventories                                            --           87,805
     Other assets                                         16,650        (14,394)
   Increase (decrease) in:
     Accounts payable and accrued expenses                90,398       (320,078)
     Deferred revenue                                       (733)
     Advances from stockholder                           194,459        263,000
                                                     -----------    -----------

Net cash used in operating activities                   (165,450)      (305,871)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                     (8,982)       (17,441)
   Cash acquired with acquisition of subsidiaries         27,026           --
   Repayment of advances from business
     transferred under contractual arrangements           90,721
   Investment                                               --         (125,000)
                                                     -----------    -----------

Net cash used in investing activities                    108,765       (142,441)
                                                     -----------    -----------

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          1999           1998
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in book overdraft                               --           29,546
   Advance from stockholder, net                            --           39,960
   Proceeds from line of credit                             --          200,000
   Proceeds from notes payable                              --          169,500
   Repayment of notes payable                            (56,427)       (50,000)
   Repayment of stockholder loan                           2,640           --
   Payment on capital lease obligation                    (4,475)          --
   Proceeds from sale of common stock                     50,000           --
   Capital contribution                                  110,275           --
                                                       ---------      ---------

Net cash provided by financing activities                102,013        389,006
                                                       ---------      ---------

NET (DECREASE) INCREASE  IN CASH
   AND CASH EQUIVALENTS                                   45,328        (59,306)

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                      --           59,306
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                       $  45,328      $    --
                                                       =========      =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 1999 and 1998, the Company paid no income taxes and interest of approximately $14,000 and $15,000, respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

In 1998, the Company sold its gift basket business, Wrap-It Up, for $71,657. A note receivable was received for the total sales price.

During the year ended December 31, 1999, the Company acquired equipment totaling $18,000 with capital lease obligations.

During the year ended December 31, 1999, a group of stockholders contributed net assets of $91,664 from their acquisition of Sitestar Inc. as additional paid-in capital.

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business
         ---------------------------------
         Sitestar Corporation (formerly Interfoods Consolidated, Inc. and prior to that was formerly known as Holland American International Specialties ("HAIS")), (the "Company"), began operations on June 1, 1997, under a partnership agreement, and was incorporated in California on November 4, 1997. On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to "Sitestar Corporation." The Company is in the international specialty foods distribution business. The Company's customers are specialty and ethnic grocery stores, gift shops and hotels located primarily in California. In 1999 through the acquisition of two Internet Service Providers, the Company changed its focus from a food distribution company to an Internet holding company. The Company's corporate office is located in Encino, California.

         Mergers
         -------
         The Company is the successor by merger, which was effective on October 25, 1998, to White Dove Systems, Inc., a Nevada corporation ("WDVE"). The exchange rate in the reincorporating merger was one and one fifth shares of WDVE's common stock for one share of the Company's common stock. Due to WDVE's lack of business activity prior to the merger, no excess cost over fair value of net assets acquired was recorded.

         On March 20, 1998, HAIS completed a stock purchase agreement with DHS Industries, Inc. ("DHS") whereby DHS issued 31,942,950 shares of its common stock in exchange for all of the issued and outstanding common stock of HAIS. The acquisition was accounted for as a pooling of interest. However, on September 30, 1998 the agreement was rescinded and the stockholders of HAIS returned the shares of DHS for their shares of HAIS.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company has had net losses and cash flow deficiencies from operations since inception. These issues raise substantial doubt about the Company's ability to continue as a going concern.

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

         Basis of Presentation, continued
         ---------------------
         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued
         operations of the Company, which in turn is dependent upon the Company's ability to generate positive cash flows from operations. The financial statements do not include any adjustments, relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and alleviate the concerns:

          o    Line of Credit
               --------------
         The Company is currently in discussions for a proposed $10 to $15 million "best effort" underwriting. The proposed financing structure is through an Equity Line, which the Company would propose to achieve through a shelf registration using Form SB-2. Once effective, the Equity Line would allow us to draw down the capital through the sale of our common stock. This funding would be used pay down debt, for growth, working and acquisition capital.

          o    Net losses and cash flow deficiencies
               -------------------------------------
         On December 15, 1999 the Company consummated the acquisition of Neocom Microspecialists, Inc. ("Neocom"). For the ten months ended October 31, 1999, Neocom operations generated breakeven cash flow. On an annualized basis, the Company's management has projected to generate sales of approximately $2.0 million and cash flows from operations of $444,000 in the first twelve months of the Company's ownership of Neocom. Management will achieve these targets in the first twelve months through an aggressive marketing campaign to increase sales and an aggressive cost cutting program, which they will implement on their first month of operations. These cost reductions will come from the reduction in personnel from 22 to 12 and the reduction of their telecommunications costs by replacing our current telecom provider to another national telecom provider. Management has estimated annual savings of approximately $195,000 from the reduction of personnel and achieves as much as 18% savings on our telecommunications costs, which would translate to approximately $107,000 in annual savings.

         Also, the Company intends to acquire other Internet service providers in the mid-Atlantic region that are cash flow positive, which would be accretive to the Company's earnings. They intend to consummate these transactions as stock-for-stock exchanges combined with some form of cash consideration, after the completion of the Company's secondary stock offering, to achieve their aggressive growth strategy.

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

          Principles of Consolidation
          ---------------------------
          The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, HAIS, Sitestar, Inc. and Neocom Microspecialists, Inc. from the date of acquisition. All intercompany accounts and transactions have been eliminated.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

          Fair Value of Financial Instruments
          -----------------------------------
          For certain of the Company's financial instruments including cash, accounts receivable accounts payable and accrued expenses and advance from stockholders, the carrying amounts approximate fair value due to their short maturities. The amounts shown for line of credit and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

          Cash and Cash Equivalents
          -------------------------
          For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

          Concentration of Credit Risk
          ----------------------------
          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company sells its products predominantly in California and extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

          Inventories
          -----------
          Inventories consist of certain types of specialty foods, which are held specifically for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          Property and Equipment
          ----------------------
          Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives from 3 to 7 years and 39 years for the building. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

          Impairment of Long-Lived Assets
          -------------------------------
          In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment losses would be recognized if the carrying amounts of the assets exceed the fair value of the assets.

          Intangible Assets
          -----------------
          The Company continually monitors its intangible assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets, which gave rise to assets carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset using an undiscounted cash flow method.

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

          Software Development Costs
          --------------------------
          Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and payroll costs.

          Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product to the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs over expected net realizable value is expensed at that time.

          Deferred Revenue
          ----------------
          Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the month service is provided.

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

          Revenue Recognition
          -------------------
          The Company recognizes revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statements of Position No. 97-2, "Software Revenue Recognition." Product revenue is recognized when the Company delivers the product to the customer and the Company believes that collectibility is probable. The Company usually has agreements with its customers to deliver the requested product for a fixed price. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post-contract customer support ("PCS") that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivables is probable. The estimated cost to the Company to provide such services is minimal and historically, the enhancements offered during the PCS period have been minimal. The Company sells PCS under a separate agreement. The agreements are for a one to two years with a fixed number of hours of service for each month of the contract. The Contract stipulates a fixed monthly payment, nonrefundable, due each month and any service hours incurred above the contractual amount is bill as incurred. Revenue is recognized under these agreements ratably over the term of the agreement. Revenue for services rendered in excess of the fixed monthly hours contained in the contracts are recognized as revenue as incurred.

          The Company sells ISP services under annual and monthly contracts. Under the Annual contracts, the subscriber pays a one-time fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized ratably over the month.

          Sales of computer hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any future returns or allowances.

          Advertising and Marketing Costs
          -------------------------------
          The Company expenses costs associated with advertising and marketing as they are incurred.

          Research and Development Costs
          ------------------------------
          Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and payroll costs related to computer software development.

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

          Income Taxes
          ------------
          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net Loss Per Share
          ------------------
          In accordance with SFAS No. 128, "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1998 and 1997, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

                              SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 2 - PROPERTY AND EQUIPMENT

          The cost of property and equipment at December 31, 1999 consisted of the following:


               Land                                     $    10,000
               Building                                     200,000
               Computer equipment                           321,854
               Furniture and fixtures                        27,603
                                                        -----------
                                                            559,457
               Less accumulated depreciation                (59,006)
                                                        -----------
                                                        $   500,451
                                                        ===========

          Depreciation expense was $59,006 and $1,678 for the years ended December 31, 1999 and 1998, respectively.


NOTE 3 -  NOTE RECEIVABLE - STOCKHOLDER

          In 1997, the Company purchased for $2,800 the trade name "Wrap-It Up" and operated the business through April 1998. In April 1998, the Company sold the business to a stockholder of the Company for $71,657, which was equal to the amount of the Company's investment (which was the cost of inventories used in the operations) at the time of sale. The sales price was consummated by the stockholder's issuance, to the Company, of a promissory note for the full sales price. The note receivable is due on demand, and secured by common stock of the Company, owned by the stockholder. During 1999, this note was reduced to $69,017. The note receivable is presented as a reduction to stockholders' equity in the accompanying financial statements.


NOTE 4 - ACQUISITIONS

          Sitestar, Inc.
          --------------
          On July 27, 1999, a group of stockholders acquired 100% of the outstanding common stock of Sitestar, Inc., a Delaware corporation, in exchange for 3,491,428 shares of their issued and outstanding shares of the Company's common stock. Simultaneously, they contributed Sitestar Inc.'s net assets to the Company with the fair market value of the net assets acquired credited to additional paid-in capital on behalf of the stockholders who purchased the Sitestar, Inc. The fair market value of the acquisition was determined by the net assets acquired. The Company did not record any goodwill since the Company was essentially a non-operating shell holding company at this time as a result of the approval to sell HAIS on July 15, 1999.

                             SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 4 - ACQUISITIONS, continued

          Sitestar, Inc., continued
          -------------
          The transaction was accounted for in a manner similar to a pooling of interest. The assets acquired and liabilities assumed is summarized as follows:

                  Cash                                  $          14,063
                  Equipment, net                                   95,579
                  Other assets                                       8,048
                  Current liabilities                             (13,118)
                  Capital lease obligations                       (12,908)
                                                         ----------------
                  Purchase price                         $          91,664
                                                         =================

          Neocom Microspecialists, Inc.
          -----------------------------
          On December 15, 1999, the Company completed the acquisition of Neocom Microspecialists, Inc., a Virginia corporation ("Neocom") in exchange for 6,782,353 shares of the Company's common stock for 100% of the outstanding shares of Neocom. Effective upon the closing of the acquisition, the Company issued 4,782,353 shares of its common stock. In addition the Company is required to issue an additional 2,000,000 shares of its common stock on the second anniversary of the acquisition date. The shares are held back for any potential unrecorded liabilities. Of the 4,782,353 shares issued for Neocom, 900,000 shares were issued in exchange for certain liabilities amounting to approximately $900,000 that the majority of Neocom's selling shareholders have agreed to assume based on a debt assumption agreement. The Company is currently in negotiations to rescind the agreement which would result in the Company being primarily liable for approximately $900,000 of notes payable assumed as a result of the acquisition and the Company being able to retire 900,000 shares of its Common Stock. The initial purchase price was $4,782,353 and is calculated by multiplying the number of shares issued times $1.00, which approximates the market value of the Company's stock at the date of acquisition. The purchase price will be adjusted, when and if, any of the 2,000,000 shares are issued.

          The transaction was accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired will first be attributed to the customer list valued at $2,622,000, which will be amortized over its three-year life, and then to excess of cost over fair value of net assets acquired which will be amortized over five year. The customer list has been determined by multiplying the current market value per customer times the number of customer purchased at the time of the acquisition.

                             SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 4 - ACQUISITIONS, continued

          Neocom Microspecialists, Inc., continued

          The  fair  value  of  assets  acquired  and  liabilities   assumed  is
          summarized as follows:


                  Cash                                   $        12,963
                  Other current assets                           146,719
                  Equipment, net                                 360,096
                  Customer list                                2,622,000
                  Goodwill                                     2,862,307
                  Other assets                                    31,614
                  Current liabilities                           (315,705)
                  Notes payable                                 (854,407)
                  Capital lease obligations                      (83,234)
                                                          --------------

                  Purchase price                         $     4,782,353
                                                         ===============

         The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 1999 and reflects the results of operations of the Company as if the acquisitions of Sitestar, Inc. and Neocom Microspecialists, Inc. had been effective January 1, 1999. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

          Net sales                                        $     1,946,776
          Gross profit                                             814,494
          Selling, general, and administrative expenses          5,473,530
          Net loss                                         $    (5,019,376)
                                                           ===============
          Basic loss per share                             $         (0.21)
                                                           ===============

                             SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 5 -  SALE OF ASSETS

          On July 15, 1999, the Company's board of directors approved a resolution to discontinue the Company's business of food distribution as a result of its anticipated acquisition of its Internet related activities (the purchase of Sitestar, Inc. as described above). On September 30, 1999, the Company sold all of the assets related to the Company's international food distribution business, also known as Holland American International Specialties ("HAIS"). The assets represent approximately 99% of the Company's assets as of December 31, 1998. The acquirer of the assets is a partnership with the partners being a group of stockholders of the Company. Given that the sale was not an arms-length transaction, the Company had the business valued by an independent appraiser to determine the fair value purchase price. The sales price was $900,000, which is to be paid as follows: 1) $200,000 is to be offset against the Company's liability to a stockholders, 2) $654,000 for the buyer's assumption of all trade, short-term and long-term liabilities, and 3) the remaining $46,000 in the form of a note payable to the Company in three annual installments of $15,333 each plus accrued interest at 8% per annum. The Company has accounted for this sale by deferring the $46,000 gain on sale until such time as the $46,000 note receivable is collected and by leaving the assets and liabilities of HAIS on the Company's balance sheet under the captions "Assets of business transferred under contractual arrangements (notes receivable)" and "Liabilities of business transferred under contractual arrangements," respectively since the risk of loss has not been transferred to the new owners as the Company is still the debtor for certain obligations of HAIS. The historical operations of HAIS have been presented in the statement of operations under the caption "Loss from operations of business transferred under contractual arrangements." To the extent that the operations of HAIS report a net loss in periods after September 30, 1999, the Company will record such losses in the statement of operations under the caption "Loss from operations of business transferred under contractual arrangements." The Company will continue to account for the sale of HAIS in this manner until such time that the net assets of HAIS have been reduced to $0 or the net assets of HAIS have been realized by the Company in cash.

          On January 8, 1999, the Company acquired for $200,000 a 9% equity interest in Sierra Madre Foods, Inc. ("SMF") formerly known as Queen International Foods ("QIF") a manufacture and wholesaler of frozen Mexican food products such as frozen burritos and chimichangas. The Company acquired its 9% interest from QIF bankruptcy proceedings along with the Debtor-in-Possession as its joint venture partners.

                             SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 5 - SALE OF ASSETS, continued

          On September 30, 1999, the Company sold its 9% interest in SMF for an amount equal to the Company's investment of $200,000. The purchaser of the assets is a partnership with the partners being a group of stockholders of the Company. Given that the sale was not an arms-length transaction, the Company had the business valued by an independent appraiser to determine the fair value purchase price. The sales price of $200,000 is to be paid as follows: 1) $160,000 for the buyer's assumption of debt related to the investment, and 2) the remaining $40,000 in the form of a note payable to the Company in three annual installments of $13,333 each plus accrued interest at 8% per annum.

          Since the assets and liabilities have been sold to a group of former employees of the Company, the cash consideration was minimal, the Company is still liable for the outstanding liabilities, and the acquirers have limited financial investment in the acquiring company, the Company has not successfully severed itself from the risk of ownership. The divestiture has been presented with the gross assets and liabilities sold denoted on the face of the financial statements. Also, since the acquiring company is a highly leveraged company, Company has not recognized the corresponding gain on the sale of the net assets.

          On January 1, 2000, the party that acquired the assets of HAIS entered into an agreement with an unrelated third party to sell HAIS. At such time that the liabilities of HAIS are refinanced by the purchasing third party or the third party properly capitalizes HAIS, the Company will discontinue accounting for HAIS in its financial statements and recognize the gain on sale of assets.


NOTE 6 -  RELATED PARTY ADVANCES/LOANS

          A majority stockholder of the Company has advanced $227,609 for operating funds. An officer of Sitestar, Inc. advanced the Company $47,150 for operating funds. The advances are non-interest bearing and due on demand.

          Also, a group of significant stockholders consummated the Company's merger with WDVE by providing access to the merger candidate and consulting services. The activities relate to identifying the merger candidate, the negotiation as to the cost of the acquisition and the acquisition costs. The stockholder has charged the Company a fee of $200,000, which has been recorded as a liability.

                             SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 6 -  RELATED PARTY ADVANCES/LOANS, continued

          As part of the acquisition of Neocom, the Company assumed six notes payable to the former owners, who are current stockholders of the Company, in the amount of $307,388. The notes bear interest ranging from 8.13% to 10.0%. Principle payments on the notes in 2000, 2001, 2002, 2003 and 2004 are $238,681, $19,764, $19,764 and $9,415,
          respectively.

NOTE 7 - NOTES PAYABLE

          Notes payable at December 31, 1999 consist of the following:

          13.0% - Bank note payable in monthly interest
          and principal payments of $1,784 and
          balance  due  December  2002.  The note
          is  guaranteed  by a stockholder  of the
          Company  and  secured by a deed of trust
          against personal  residencies of three
          stockholders and the Company's building.
          Also, the bank has a blanket lien against all
          other current and future assets of the Company          $    135,302

          Prime plus 1.5% - Bank note payable in monthly
          interest and  principal payments of $6,400
          and balance due September  2003. The note is
          secured by a deed of trust against personal
          residencies of three  stockholders and the
          Company's building. Also, the bank has a blanket
          lien against all other current and future assets
          of the Company                                               388,669

          5.1% - Asset  purchase note payable in monthly
          installments  of $2,050 for 10 months
          and $1,700 for 12 months                                      16,621
                                                                  ------------
          Total                                                        540,592
          Less current portion                                          66,089
                                                                  ------------
          Long-term portion                                       $    474,503
                                                                  ============

          The future principal maturities of these notes are as follows:

           Year ending December 31,
                2000                                              $     66,089
                2001                                                    49,124
                2002                                                   177,630
                2003                                                   247,749
                                                                  ------------
                Total                                             $    540,592
                                                                  =============

                             SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          The Company leases certain facilities for its corporate offices under a non-cancelable operating lease. Total rent expense for the year ended December 31, 1999 and 1998 was $23,119 and $14,038.

          During the year ended December 31, 1999, the Company entered into non-cancelable capital lease agreements for the purchase of equipment. The equipment purchased secures the obligations. Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                    Capital        Operating
                                                    Leases           Leases
                                                  ---------       ----------
          Year ending December 31,
          2000                                    $  69,557       $  25,038
          2001                                       43,920          12,684
          2002                                       30,461               -
          2003                                        3,113               -
                                                  ---------       ---------
          Net Minimum Lease Payments                147,051       $  37,722
                                                                  =========
          Less: Amounts Representing Interest        32,272
                                                  ---------
          Present Value of Net Minimum
            Lease Payments                          114,779
          Less: Current Portion                      51,102
                                                  ---------
          Long-Term Portion                       $  63,677
                                                  =========

          Litigation
          ----------
          The Company is involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

                             SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 - STOCKHOLDERS' EQUITY

         Classes of Shares
         -----------------
         The Company's Articles of Incorporation authorize the issues of up to 85,000,000 shares, consisting of 10,000,000 shares of Preferred Stock, which have a par value of $.001 per share and 75,000,000 shares of common stock, which have a par value of $.001.

         Preferred Stock
         ---------------
         Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of December 31, 1999, the Company's Board of Directors had not authorized or issued any Preferred Stock.

         Common Stock Splits
         -------------------
         On May 1, 1998, the Company's Board of Directors declared a 100 to 1 common stock split. Also, on October 26, 1998, the Company's Board of Directors declared a 3 to 1 reverse common stock split. All applicable share and per share data presented have been adjusted for the stock splits.

         Common Stock
         ------------
         During 1997, the Company issued 5,580,000 shares of its common stock for proceeds of $627,800.

         During 1998, the Company issued 620,012 shares of its common stock for the acquisition of White Dove Systems, Inc. (See Note 1).

         On July 6, 1999, the Company restated its Articles of Incorporation to increase the authorized number of common shares to be issued to 75,000,000, and authorized a 3-to-1 stock split to increase the number of shares outstanding from 6,200,012 to 18,600,036. All capital structure and per share calculations have been retroactively effected for the stock split.

         In August 1999, three principal stockholders of the Company transferred 1,926,170 shares of their issued and outstanding Company common stock to a Company employee for compensation. The Company has recorded the transaction as compensation expense and additional paid-in capital at the fair market value of the Company's common stock on the date of the transfer.

                             SITESTAR CORPORATION
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 -  STOCKHOLDERS' EQUITY

          Common Stock, continued
          -----------------------
          On December 15, 1999, the Company issued 4,782,353 shares of its common stock in connection with the acquisition of Neocom valued at $160,000.

          On December 27, 1999, the Company issued 160,000 shares of its common stock for a 9% investment in Qliq-on Corporation valued at $160,000.

          During 1999, the Company sold 53,362 shares of common stock to an investor for $50,000 and received $110,275 as a capital contribution from existing stockholders. Also during 1999, the Company issued 564,075 shares of common stock for services valued at $549,242.


NOTE 10 - INCOME TAXES

          The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 1999 and 1998 is as follows:

                                                     1999           1998
                                               -------------  -----------
            Federal income tax rate                   34.0%         34.0%
            Effect of valuation allowance            (34.0)%       (34.0)%
                                               ------------   -----------
            Effective income tax rate                  0.0%          0.0%
                                               ===========    ==========

          Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

            Loss carry forwards                         $   1,308,000
            Less valuation allowance                       (1,308,000)
                                                        -------------
                                                        $           -
                                                        =============

          At December 31, 1999, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the year ended December 31, 1999, was an increase of $1,145,000. Net operating loss carry forwards expire starting in 2012.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable


                                    PART III

Item 9. Directors, Executive Officers, Promoter and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.

     The current directors, executive officers and key employees of the Company are as follows:


      Name                   Age              Position
      ----                   ---              --------
 Frederick T. Manlunas       31     Chairman of the Board and Managing Director
 Clinton J. Sallee           27     President and Chief Executive Officer
 Kevorak Zoryan              26     Director


FREDERICK T. MANLUNAS, has been a Director of the Company since October of 1998 and has served as the Company's Chairman of the Board since July 1999. Mr. Manlunas manages Gateway Holdings, Inc., a private equity fund based in Los Angeles since 1995. Prior to founding Gateway, Mr. Manlunas was an Associate with Arthur Andersen LLP's Retail Management Consulting division from 1991 to 1995. Mr. Manlunas also serves as Director for MenuDirect, Inc., a Delaware corporation, and Xcel Medical Pharmacy, a California corporation. Mr. Manlunas received a Bachelor of Science degree in Journalism from Florida International University and he earned a Masters of Business Administration degree from Pepperdine University.

CLINTON J. SALLEE has been a Director of the Company since May of 1999 and has served as the Company's President and Chief Executive Officer since July 1999. In 1996, Mr. Sallee founded Sallee Zoryan, a concept development firm, where he served as President since inception. Prior to founding Sallee Zoryan, Mr. Sallee was an Associate with W.E. Myers & Company, a boutique investment bank, specializing in industry consolidations. Mr. Sallee earned a Bachelor of Science degree in Business Administration from the Marshall School of Business at the University of Southern California in 1994.

KEVORK A. ZORYAN has been a Director of the Company since July of 1999. From March 1997 to July 1999, Mr. Zoryan served on the acquisition team of the Morgan Stanley Real Estate Fund, a leading international private equity real estate investment fund. From March 1995 to May 1996, Mr. Zoryan served as an analyst of the JE Robert Companies, and from June 1993 to February 1995, as a staff analyst with Ernst & Young. Mr. Zoryan co-founded Sallee Zoryan, a concept development firm in 1996, and currently serves as its Partner. Mr. Zoryan earned a BS in Business Administration from the Marshall School of Business at the University of Southern California in 1994. He currently attends the Harvard Business School as a member of the MBA Class of 2001.

     None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees.

     Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 1999, all of its executive officers and directors complied with the requirements of Section 16 (a).


Item 10.  Executive Compensation

     The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 31, 1999.

                                                        Other      Long-term
  Name and                                              Annual     Compensation
 Principal Position    Year   Salary ($)   Bonus ($) Compensation     Awards
--------------------   ----   ---------    --------- ------------  ------------
Frederick T.           1999     91,500         -           -            -
Manlunas               1998     96,000         -           -            -
Chairman of the        1997        -           -           -            -
Board

Clinton J.             1999        -           -           -            -
Sallee                 1998        -           -           -            -
President & Chief      1997        -           -           -            -
Executive Officer

Item 11.  Securities Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of December 31, 1999 regarding the record and beneficial ownership of the Common Stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock; (ii) each executive officer and Director of the Company; and (iii) the executive officers and Directors of the Company as a group.

Name and Address of                   Number of Shares             Percent
 Beneficial Owner                    Beneficially Owned (1)       of Class (2)
-----------------                    ----------------------       ------------


Frederick T. Manlunas                    3,039,255                  12.58%
16133 Ventura Blvd., Suite 635
Encino, CA  91436

Clinton J. Sallee                        1,926,170                   7.97%
16133 Ventura Blvd., Suite 635
Encino, CA  91436

Franklin Christopher                     1,483,857                   6.14%
326 First Street, Suite 26
Annapolis, MD  21403

Kevorak Zoryan                                  -0-                    *
16133 Ventura Blvd., Suite 635
Encino, CA  91436

All  directors  and  officers            6,449,282                  26.69%
as a  group  (4 persons)

* Less than 1%

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 24,159,826 shares of Common Stock outstanding as of December 31, 1999.

Item 12.  Certain Relationships and Related Transactions

     Effective as of September 30, 1999 we sold the non-Internet assets of HAIS to IFCO Group, LLC ("IFCO"), whose members consist of certain shareholders of the Company, including Frederick T. Manlunas, our Chairman of the Board. We retained the assets consisting of the Internet web site Holland-American.com. HAIS will continue to serve as Holland-American.com's exclusive fulfillment center. The purchase consideration for HAIS was $900,000 and was based upon a business appraisal by an independent third party appraiser. The consideration included $200,000 which was to be offset against the Company's liability to Mr. Manlunas for services rendered in connection to the acquisition of Sitestar, Inc., the assumption of $654,000 of liabilities and a promissory note in the amount of $46,000. The note bears interest at a rate of 8% per annum, and is payable in annual installments of $15,333, and is due and payable on September 30, 2002. The note is secured by HAIS' accounts receivable and inventory.

     On September 30, 1999, we sold our 9% equity interest in SMF to IFCO for $200,000. The consideration was paid in the form of assumption of $160,000 of debt related to the investment and the balance of $40,000 paid by a promissory note payable in three annual installments of $13,334 each. The note bears interest at a rate of 8% per annum. The purchase consideration was equal to our original investment in January 1999.

     On July 1999, a majority of IFCO shareholders, including our Chairman Mr. Manlunas, acquired all the issued and outstanding shares of Sitestar, Inc. ("SYTE"), a Delaware corporation, in exchange for 3,491,428 shares of our Common Stock owned by the majority IFCO shareholders. Simultaneous with the closing of this transaction, the IFCO shareholders contributed SYTE to IFCO as contributed capital. SYTE is a Web development; design and hosting company formed in 1996 and is based in Annapolis, Maryland. This acquisition included Soccersite.com which is currently one of our operating subsidiaries.

     In August 1999, we acquired substantially all of the assets of Greattools.com in exchange for 49,000 shares of our Common Stock. We acquired the assets of Greattools.com from Global Sourcing Group, Greattools.com's current fulfillment center. Gateway Holdings, Inc., a private investment company our Chairman Frederick Manlunas is managing, has a 14.6% equity ownership in Global Sourcing Group. Greattools.com is an online low cost retailer of power tools.

     In January 1999, Mr. Manlunas, a majority stockholder of the Company, loaned $80,300 to the Company for use as working capital based on an oral agreement. The amounts owed to Mr. Manlunas are not accruing interest, and are due and payable upon demand. To date, the Company has made no payments to Mr. Manlunas in satisfaction of this obligation.

Item 13.  Exhibits and Reports on Form 8-K


                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:



Exhibit                    Description                                     Filed

2.1.1     Agreement and Plan of Reorganization, dated October 25, 1998        *
2.2.1     Agreement and Plan of Reorganization, dated July 27, 1999           *
2.3       Asset Sale and Agreement re  divestiture of Holland  American
          Specialties, dated September 30, 1999                               *
2.4       Asset Sale and Agreement re divestiture of Sierra Madre Foods,
          Inc., dated September 30, 1999                                      *
2.5       Letter of Intent to Acquire Eastern Shore Net, dated August 17,
           1999                                                               *
2.6       Letter of Intent to Acquire Neocom  Microspecialists,  Inc.,
          dated September 2, 1999                                             *
2.7       Plan and Agreement of Share Exchange, re acquisition of Neocom
          Micro-specialists, Inc., dated December 15, 1999                    *
2.8       Neocom Debt Assumption Agreement dated December 15, 1999            *
3.1(i)    Articles of Incorporation of the Registrant (December 17, 1992)     *
3.1(ii)   Amended Articles of Incorporation (July 29, 1998)                   *
3.1(iii)  Amended Articles of Incorporation (October 26, 1998)                *
3.1(iv)   Amended Articles of Incorporation (July 14, 1999)                   *
3.1(v)    Amended Articles of Incorporation (July 28, 1999)                   *
3.2(I)    By-laws of the Registrant (December 17, 1992)                       *
21        Subsidiaries of the Registrant                                      *
27        Financial Data Schedule                                             F
99        Lease for Corporate Office                                          *


*        Previously filed.
F        Filed herewith
A        Filed by amendment


Reports filed on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SITESTAR CORPORATION

                           By:  /s/ FREDERICK T. MANLUNAS
                              ----------------------------
                              Frederick T. Manlunas
                              CHAIRMAN OF THE BOARD



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                        Title                      Date
         ---------                        -----                      ----

 /s/ FREDERICK T. MANLUNAS
--------------------------------
   Frederick T. Manlunas              Chairman of the Board       April 11, 2000


 /s/ CLINTON J. SALLEE
--------------------------------
   Clinton J. Sallee                  President and Chief
                                      Executive Officer           April 11, 2000


  /s/ KEVORAK ZORYAN
--------------------------------
   Kevorak Zoryan                     Director                    April 11, 2000

                                  EXHIBIT INDEX

Exhibit                    Description                                     Filed

2.1.1     Agreement and Plan of Reorganization, dated October 25, 1998        *
2.2.1     Agreement and Plan of Reorganization, dated July 27, 1999           *
2.3       Asset Sale and Agreement re  divestiture of Holland  American
          Specialties, dated September 30, 1999                               *
2.4       Asset Sale and Agreement re divestiture of Sierra Madre Foods,
          Inc., dated September 30, 1999                                      *
2.5       Letter of Intent to Acquire Eastern Shore Net, dated August 17,
           1999                                                               *
2.6       Letter of Intent to Acquire Neocom  Microspecialists,  Inc.,
          dated September 2, 1999                                             *
2.7       Plan and Agreement of Share Exchange, re acquisition of Neocom
          Micro-specialists, Inc., dated December 15, 1999                    *
2.8       Neocom Debt Assumption Agreement dated December 15, 1999            *
3.1(i)    Articles of Incorporation of the Registrant (December 17, 1992)     *
3.1(ii)   Amended Articles of Incorporation (July 29, 1998)                   *
3.1(iii)  Amended Articles of Incorporation (October 26, 1998)                *
3.1(iv)   Amended Articles of Incorporation (July 14, 1999)                   *
3.1(v)    Amended Articles of Incorporation (July 28, 1999)                   *
3.2(I)    By-laws of the Registrant (December 17, 1992)                       *
21        Subsidiaries of the Registrant                                      *
27        Financial Data Schedule                                             F
99        Lease for Corporate Office                                          *


*        Previously filed.
F        Filed herewith
A        Filed by amendment