Form 10KSB/A
period 1999-12-31
SITESTAR CORP
filed 2000-04-17
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1


                                       TO


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

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SITESTAR CORPORATION


We have audited the accompanying consolidated balance sheet of Sitestar Corporation (formerly Interfoods Consolidated, Inc.) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity
(deficiency) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sitestar Corporation (formerly Interfoods Consolidated, Inc.) as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has had net losses and cash flow deficiencies from operations since inception. These factors, among others, as discussed in
Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.




                          MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                          Certified Public Accountants



Los Angeles, California
April 14, 2000

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

Item 13.  Exhibits and Reports on Form 8-K


                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:



Exhibit                    Description                                     Filed

2.1.1     Agreement and Plan of Reorganization, dated October 25, 1998        *
2.2.1     Agreement and Plan of Reorganization, dated July 27, 1999           *
2.3       Asset Sale and Agreement re  divestiture of Holland  American
          Specialties, dated September 30, 1999                               *
2.4       Asset Sale and Agreement re divestiture of Sierra Madre Foods,
          Inc., dated September 30, 1999                                      *
2.5       Letter of Intent to Acquire Eastern Shore Net, dated August 17,
           1999                                                               *
2.6       Letter of Intent to Acquire Neocom  Microspecialists,  Inc.,
          dated September 2, 1999                                             *
2.7       Plan and Agreement of Share Exchange, re acquisition of Neocom
          Micro-specialists, Inc., dated December 15, 1999                    *
2.8       Neocom Debt Assumption Agreement dated December 15, 1999            *
3.1(i)    Articles of Incorporation of the Registrant (December 17, 1992)     *
3.1(ii)   Amended Articles of Incorporation (July 29, 1998)                   *
3.1(iii)  Amended Articles of Incorporation (October 26, 1998)                *
3.1(iv)   Amended Articles of Incorporation (July 14, 1999)                   *
3.1(v)    Amended Articles of Incorporation (July 28, 1999)                   *
3.2(I)    By-laws of the Registrant (December 17, 1992)                       *
21        Subsidiaries of the Registrant                                      *
27        Financial Data Schedule                                             *
99        Lease for Corporate Office                                          *


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


                              SITESTAR CORPORATION
Amendment No. 1
April 14, 2000           By:  /s/ FREDERICK T. MANLUNAS
                              ----------------------------
                              Frederick T. Manlunas
                              CHAIRMAN OF THE BOARD



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


         Signature                        Title                      Date
         ---------                        -----                      ----

 /s/ FREDERICK T. MANLUNAS
--------------------------------
   Frederick T. Manlunas              Chairman of the Board       April 11, 2000


 /s/ CLINTON J. SALLEE
--------------------------------
   Clinton J. Sallee                  President and Chief
                                      Executive Officer           April 11, 2000


  /s/ KEVORAK ZORYAN
--------------------------------
   Kevorak Zoryan                     Director                    April 11, 2000

                                  EXHIBIT INDEX

Exhibit                    Description                                     Filed

2.1.1     Agreement and Plan of Reorganization, dated October 25, 1998        *
2.2.1     Agreement and Plan of Reorganization, dated July 27, 1999           *
2.3       Asset Sale and Agreement re  divestiture of Holland  American
          Specialties, dated September 30, 1999                               *
2.4       Asset Sale and Agreement re divestiture of Sierra Madre Foods,
          Inc., dated September 30, 1999                                      *
2.5       Letter of Intent to Acquire Eastern Shore Net, dated August 17,
           1999                                                               *
2.6       Letter of Intent to Acquire Neocom  Microspecialists,  Inc.,
          dated September 2, 1999                                             *
2.7       Plan and Agreement of Share Exchange, re acquisition of Neocom
          Micro-specialists, Inc., dated December 15, 1999                    *
2.8       Neocom Debt Assumption Agreement dated December 15, 1999            *
3.1(i)    Articles of Incorporation of the Registrant (December 17, 1992)     *
3.1(ii)   Amended Articles of Incorporation (July 29, 1998)                   *
3.1(iii)  Amended Articles of Incorporation (October 26, 1998)                *
3.1(iv)   Amended Articles of Incorporation (July 14, 1999)                   *
3.1(v)    Amended Articles of Incorporation (July 28, 1999)                   *
3.2(I)    By-laws of the Registrant (December 17, 1992)                       *
21        Subsidiaries of the Registrant                                      *
27        Financial Data Schedule                                             *
99        Lease for Corporate Office                                          *


*        Previously filed.
F        Filed herewith
A        Filed by amendment