Form 10KSB/A
period 1999-12-31
SITESTAR CORP
filed 2000-04-19
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 2


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

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SITESTAR CORPORATION


We have audited the accompanying consolidated balance sheet of Sitestar Corporation and subsidiaries (formerly Interfoods Consolidated, Inc.) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sitestar Corporation and subsidiaries (formerly Interfoods Consolidated, Inc.) as of December 31, 1999, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company's recurring losses and negative cash flow from operations and its negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                          MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                          Certified Public Accountants



Los Angeles, California
April 8, 2000

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $   45,328
   Accounts receivable, less allowance for
     doubtful accounts of $127,000                                       134,274
  Other current assets                                                    64,178
                                                                      ----------

     Total current assets                                                243,780

PROPERTY AND EQUIPMENT, net                                              500,451
ASSETS OF BUSINESS TRANSFERRED
   UNDER CONTRACTUAL ARRANGEMENTS
   (NOTE RECEIVABLE)                                                     584,475
CUSTOMER LIST, net of accumulated amortization
   of $36,417                                                          2,585,583
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net of accumulated
   amortization of $23,352                                             2,778,955
INVESTMENTS                                                              160,000
OTHER ASSETS                                                              35,489
                                                                      ----------

TOTAL ASSETS                                                          $6,888,733
                                                                      ==========

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED BALANCE SHEET, Continued
                                DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                                 $   288,527
   Accrued expenses                                                      25,890
   Deferred revenue                                                     158,959
   Due to stockholders                                                  274,759
   Note payable - stockholders, current portio                          238,681
   Notes payable, current portion                                        66,089
   Capital lease obligations, current portion                            51,102
                                                                    -----------

     Total current liabilities                                        1,104,007

LIABILITIES OF BUSINESS TRANSFERRED
 UNDER CONTRACTUAL ARRANGEMENTS                                         925,774
NOTES PAYABLE - STOCKHOLDERS, less current portion                       68,707
NOTES PAYABLE, less current portion                                     474,503
CAPITAL LEASE OBLIGATIONS, less current portion                          63,677
                                                                    -----------

TOTAL LIABILITIES                                                     2,636,668
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
   Preferred Stock, $001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                           --
   Common Stock, $.001 par value, 75,000,000
    shares authorized, 24,159,826 shares issued
   and outstanding                                                       24,160
   Additional paid-in capital                                         8,347,174
   Note receivable - stockholder                                        (69,017)
   Accumulated deficit                                               (4,050,252)
                                                                    -----------

     Total stockholders' equity                                       4,252,065

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                             $ 6,888,733
                                                                    ===========

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                     1999              1998
                                                 ------------      ------------


REVENUE                                          $    223,749      $       --

COST OF REVENUE                                       124,859              --
                                                 ------------      ------------

GROSS PROFIT                                           98,890              --

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            3,217,247           370,650

LOSS FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                          239,653           113,844
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (3,358,010)         (484,494)

INTEREST EXPENSE                                       13,679              --
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES                           (3,371,689)         (484,494)

 INCOME TAXES                                            --                --
                                                 ------------      ------------

NET LOSS                                         $ (3,371,689)     $   (484,494)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.18)     $      (0.03)
                                                 ============      ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               18,932,268        17,081,430
                                                 ============      ============

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                              Additional     Note
                                                       Common Stock             Paid-in     Receivable    Accumulated
                                                   Shares         Amount        Capital     Stockholder      Deficit       Total
                                                 ----------    -----------   -----------    -----------   -----------   ----------
Balance at December 31, 1997                     16,740,000    $    16,740   $   611,060    $      --     $  (194,069)  $  433,731

Increase in note receivable - stockholder                                                      (71,657)                    (71,657)
Issuance of Shares in Merger with
 White Dove Systems, Inc.                         1,860,036          1,860        (1,860)                                       --
Net loss                                                                                                     (484,494)    (484,494)
                                                 ----------    -----------   -----------    -----------   -----------   ----------

Balance at December 31, 1998                     18,600,036         18,600       609,200        (71,657)     (678,563)    (122,420)

Cash contribution                                                                110,275                                   110,275
Sale of common stock                                 53,362             54        49,946                                    50,000
Common stock issued for services                    564,075            564       548,678                                   549,242
Common stock issued for investment                  160,000            160       159,840                                   160,000
Contribution of Sitestar Inc.'s net asset                                         91,664                                    91,664
Payment on note receivable - stockholder                                                          2,640                      2,640
Shares issued by principal stockholders
    to employee for compensation                                               2,000,000                                 2,000,000
Shares issued in connection with acquisition
    of Neocom Microspecialists, Inc.              4,782,353          4,782     4,777,571                                 4,782,353
Net loss                                                                                                  (3,371,689)   (3,371,689)
                                                 ----------    -----------   -----------    -----------   -----------   ----------

Balance at December 31, 1999                     24,159,826    $    24,160   $ 8,347,174    $   (69,017)  $(4,050,252)  $4,252,065
                                                 ==========    ===========   ===========    ===========   ===========   ==========


The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        1999           1998
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(3,371,689)   $  (484,494)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Allowance for doubtful accounts                          --            6,378
   Depreciation and amortization expense                 118,775          1,678
   Loss from operations of business transferred
     under contractual arrangements                      239,653           --
   Common stock issued for services rendered             549,242           --
   Compensation expense paid by principal
     shareholders                                      2,000,000           --
   (Increase) decrease in:
     Accounts receivable                                  (2,205)       154,234
     Inventories                                            --           87,805
     Other assets                                        (43,350)       (14,394)
   Increase (decrease) in:
     Accounts payable and accrued expenses               150,398       (320,078)
     Deferred revenue                                       (733)
     Advances from stockholder                           194,459        263,000
                                                     -----------    -----------

Net cash used in operating activities                   (165,450)      (305,871)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                     (8,982)       (17,441)
   Cash acquired with acquisition of subsidiaries         27,026           --
   Repayment of advances from business
     transferred under contractual arrangements           90,721
   Investment                                               --         (125,000)
                                                     -----------    -----------

Net cash provided by (used in)
  investing activities                                   108,765       (142,441)
                                                     -----------    -----------

                      SITESTAR CORPORATION AND SUBSIDIARIES
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

During the year ended December 31, 1999, the Company issued 564,075 shares of common stock for services valued at $548,678. The Company also issued 160,000 shares of common stock for a 9% investment in Qliq-on Corporation valued at $160,000, and 4,782,353 shares of common stock for the acquisition of Neocom valued at $4,782,353.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business
         ---------------------------------
          Sitestar Corporation (formerly Interfoods Consolidated, Inc. and prior to that was formerly known as Holland American International Specialties ("HAIS")), (the "Company"), began operations on June 1, 1997, under a partnership agreement, and was incorporated in California on November 4, 1997. On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to "Sitestar Corporation." The Company was in the international specialty foods distribution business. The Company's customers are specialty and ethnic grocery stores, gift shops and hotels located primarily in California. In 1999 through the acquisition of two Internet Service Providers, the Company changed its focus from a food distribution company to an Internet holding company. The operations of the Company's Internet subsidiaries are located in the Mid-Atlantic region of the United States. The Company's corporate office is located in Encino, California.

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

         Basis of Presentation
         ---------------------
          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has recurring losses and negative cash flow from operations and its negative working captial. These issues raise substantial doubt about its ability to continue as a going concern.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

          Basis of Presentation, continued
          ---------------------
          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to generate positive cash flows from operations. The consolidated financial statements do not include any adjustments, relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and alleviate the concerns:

          o    Line of Credit
               --------------
          The Company is currently in discussions for a proposed $10 to $15 million "best effort" underwriting. The proposed financing structure is through an Equity Line, which the Company would propose to achieve through a shelf registration using Form SB-2. Once effective, the Equity Line would allow the Company to draw down the capital through the sale of its common stock. This funding would be used to pay down debt, for acquisition growth and for working capital.

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

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

          Principles of Consolidation
          ---------------------------
          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HAIS, Sitestar, Inc. and Neocom Microspecialists, Inc. from the date of acquisition. All intercompany accounts and transactions have been eliminated.

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

          Fair Value of Financial Instruments
          -----------------------------------
          For certain of the Company's financial instruments including cash, accounts receivable, accounts payable and accrued expenses and advance from stockholders, the carrying amounts approximate fair value due to their short maturities. The amounts shown for line of credit and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

          Cash and Cash Equivalents
          -------------------------
          For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

          Concentration of Credit Risk
          ----------------------------
          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The operations of the Company's Internet subsidiaries are located in the Mid-Atlantic region of the United States. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


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

          Intangible Assets
          -----------------
          The Company continually monitors its intangible assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets, which gave rise to assets carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset using an undiscounted cash flow method. The Company's intangible assets which consist of a customer list and excess cost over fair value of net assets acquired are being amortized over three and five years, respectively. Amortization expense for the customer list and excess cost over fair value of net assets acquired was $36,417 and $23,352, respectively, for the year ended December 31, 1999.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

          Software Development Costs
          --------------------------
          Software development costs, which are included in Other Assets in the accompanying consolidated balance sheet are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of salaries and payroll costs.

          Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). Management periodically compares estimated net realizable value by product to the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs over expected net realizable value is expensed at that time. At December 31, 1999, capitalized software development costs were $14,310, net of accumulated amortization of $938.

          Deferred Revenue
          ----------------
          Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the month service is provided.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

          Advertising and Marketing Costs
          -------------------------------
          The Company expenses costs of advertising and marketing as they are incurred. Advertising and marketing expense for the years ended December 31, 1999 and 1998 was approximately $11,000 and $0, respectively..

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

          Loss Per Share
          ------------------
          In accordance with SFAS No. 128, "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive securities.

          Investment
          ---------
          In December 1999, the Company purchased a 9% equity interest in Qliq-on Corporation for 160,000 shares of the Company's common stock valued at $160,000. This investment is being accounted for using the cost method.

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999 and 1998, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

          Recently Issued Accounting Pronouncements
          -----------------------------------------
          In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." These statements are not applicable to the Company.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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


NOTE 3 -  NOTE RECEIVABLE - STOCKHOLDER

          In 1997, the Company purchased for $2,800 the trade name "Wrap-It Up" and operated the business through April 1998. In April 1998, the Company sold the business to a stockholder of the Company for $71,657, which was equal to the amount of the Company's investment (which was the cost of inventories used in the operations) at the time of sale. The sales price was consummated by the stockholder's issuance, to the Company, of a promissory note for the full sales price. The note receivable is due on demand, and secured by common stock of the Company, owned by the stockholder. During 1999, this note was reduced to $69,017. The note receivable is presented as a reduction to stockholders' equity in the accompanying consolidated financial statements.


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

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

          The transaction was accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired will first be attributed to the customer list valued at $2,622,000, which will be amortized over its three-year life, and then to excess of cost over fair value of net assets acquired which will be amortized over five years. The customer list has been determined by multiplying the current market value per customer times the number of customer purchased at the time of the acquisition.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 4 - ACQUISITIONS, continued

          Neocom Microspecialists, Inc., continued

          The  fair  value  of  assets  acquired  and  liabilities   assumed  is
          summarized as follows:


                  Cash                                   $        12,963
                  Other current assets                           146,719
                  Equipment, net                                 360,096
                  Customer list                                2,622,000
                  Excess cost over fair value of
                    net assets acquired                        2,862,307
                  Other assets                                    31,614
                  Current liabilities                           (315,705)
                  Notes payable                                 (854,407)
                  Capital lease obligations                      (83,234)
                                                          --------------
                  Purchase price                         $     4,782,353
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

          Net sales                                        $     1,946,776
          Gross profit                                     $       814,494
          Selling, general, and administrative expenses    $     5,473,530
          Net loss                                         $    (5,019,376)

          Basic loss per share                             $         (0.21)

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

          On January 1, 2000, the party that acquired the assets of HAIS entered into an agreement to sell HAIS to the current general manager, who is also an insignificant stockholder of the Company. At such time that the liabilities of HAIS are refinanced by the purchaser or the purchaser properly capitalizes HAIS, the Company will discontinue accounting for HAIS in its financial statements and recognize the gain on sale of assets.

NOTE 6 -  RELATED PARTY ADVANCES/LOANS

          A majority stockholder of the Company has advanced $227,609 for operating funds. An officer of Sitestar, Inc. advanced the Company $47,150 for operating funds. The advances are non-interest bearing and due on demand.

          Also, a group of significant stockholders consummated the Company's merger with WDVE by providing access to the merger candidate and consulting services. The activities relate to identifying the merger candidate, the negotiation as to the cost of the acquisition and the acquisition costs. The stockholder has charged the Company a fee of $200,000, which has been recorded as a liability included in the accompanying consolidated balance sheet under liabilities of business transferred under contractual arrangements.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

NOTE 7 - NOTES PAYABLE

          Notes payable at December 31, 1999 consist of the following:

          13.0% - Bank note payable in monthly interest
          and principal payments of $1,784 and
          balance  due  December  2002.  The note
          is  guaranteed  by a stockholder  of the
          Company  and  secured by a deed of trust
          against personal  residencies of three
          stockholders and the Company's building.
          Also, the bank has a blanket lien against all
          other current and future assets of Neocom.              $    135,302

          Prime plus 1.5% - Bank note payable in monthly
          interest and  principal payments of $6,400
          and balance due September  2003. The note is
          secured by a deed of trust against personal
          residencies of three  stockholders and the
          Company's building. Also, the bank has a blanket
          lien against all other current and future assets
          of Neocom.                                                   388,669

          5.1% - Asset  purchase note payable in monthly
          installments  of $2,050 for 10 months
          and $1,700 for 12 months                                      16,621
                                                                  ------------
          Total                                                        540,592
          Less current portion                                          66,089
                                                                  ------------
          Long-term portion                                       $    474,503
                                                                  ============

          The future principal maturities of these notes are as follows:

           Year ending December 31,
                2000                                              $     66,089
                2001                                                    49,124
                2002                                                   177,630
                2003                                                   247,749
                                                                  ------------
                Total                                             $    540,592
                                                                  =============

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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
                                                  =========

          Included in property and equipment is capitalized lease equipment of $152,122 with accumulated amortization of $1,405 at December 31, 1999.

          Litigation
          ----------
          The Company is involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

          Neocom Acquistion
          -----------------
          In connection with the Neocom acquisition, the Company is required to issue an additional 2,000,000 shares of its common stock on the second anniversary of the acquisition date, if no unforeseen contingencies arise. The purchase price will be adjusted, when and if, any of the 2,000,000 shares are issued.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 - STOCKHOLDERS' EQUITY

         Classes of Shares
         -----------------
          On July 6, 1999, the Company's Articles of Incorporation authorize the issues of up to 85,000,000 shares, consisting of 10,000,000 shares of Preferred Stock, which have a par value of $.001 per share and 75,000,000 shares of common stock, which have a par value of $.001.

         Preferred Stock
         ---------------
          Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of December 31, 1999, the Company's Board of Directors had not issued any Preferred Stock.

         Common Stock Splits
         -------------------
          On July 6, 1999, the Company's Board of Directors approved a 3-to-1 stock split increasing the number of shares outstanding from 6,200,012 to 18,600,036. On May 1, 1998, the Company's Board of Directors declared a 100 to 1 common stock split. Also, on October 26, 1998, the Company's Board of Directors declared a 3 to 1 reverse common stock split. All applicable share and per share data presented have been adjusted for the stock splits.

          Common Stock
          ------------
          During 1998, the Company issued 1,860,036 shares of its common stock for the acquisition of White Dove Systems, Inc. (See Note 1).

          In August 1999, three principal stockholders of the Company transferred 1,926,170 shares of their issued and outstanding Company common stock to a Company employee for compensation. The Company has recorded the transaction as compensation expense and additional paid-in capital at the fair market value of the Company's common stock on the date of the transfer which was approximately $2,000,000.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 -  STOCKHOLDERS' EQUITY

          Common Stock, continued
          -----------------------
          On December 15, 1999, the Company issued 4,782,353 shares of its common stock in connection with the acquisition of Neocom valued at $4,782,353, which was the fair market value of the Company's common stock at the date of acquisition times the number of shares issued..

          On December 27, 1999, the Company issued 160,000 shares of its common stock for a 9% investment in Qliq-on Corporation valued at $160,000, which was the fair market value of the Company's common stock on the transaction date times the number of shares issued..

          During 1999, the Company sold 53,362 shares of common stock to an investor for $50,000 and received $110,275 as a capital contribution from existing stockholders. Also during 1999, the Company issued 564,075 shares of common stock for services valued at $549,242. The issuance of these shares were valued at the fair market value of the Company's common stock at the date shares were issued.


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
                                                        =============

          At December 31, 1999, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the year ended December 31, 1999 and 1998, was an increase of $1,145,000 and $97,000, respectively. Net operating loss carry forwards expire starting in 2012.

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

Item 13.  Exhibits and Reports on Form 8-K


                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:



Exhibit                    Description                                     Filed

2.1.1     Agreement and Plan of Reorganization, dated October 25, 1998        *
2.2.1     Agreement and Plan of Reorganization, dated July 27, 1999           *
2.3       Asset Sale and Agreement re  divestiture of Holland  American
          Specialties, dated September 30, 1999                               *
2.4       Asset Sale and Agreement re divestiture of Sierra Madre Foods,
          Inc., dated September 30, 1999                                      *
2.5       Letter of Intent to Acquire Eastern Shore Net, dated August 17,
           1999                                                               *
2.6       Letter of Intent to Acquire Neocom  Microspecialists,  Inc.,
          dated September 2, 1999                                             *
2.7       Plan and Agreement of Share Exchange, re acquisition of Neocom
          Micro-specialists, Inc., dated December 15, 1999                    *
2.8       Neocom Debt Assumption Agreement dated December 15, 1999            *
3.1(i)    Articles of Incorporation of the Registrant (December 17, 1992)     *
3.1(ii)   Amended Articles of Incorporation (July 29, 1998)                   *
3.1(iii)  Amended Articles of Incorporation (October 26, 1998)                *
3.1(iv)   Amended Articles of Incorporation (July 14, 1999)                   *
3.1(v)    Amended Articles of Incorporation (July 28, 1999)                   *
3.2(I)    By-laws of the Registrant (December 17, 1992)                       *
21        Subsidiaries of the Registrant                                      *
27        Financial Data Schedule (Amended)                                   F
99        Lease for Corporate Office                                          *


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


         Signature                        Title                      Date
         ---------                        -----                      ----

 /s/ FREDERICK T. MANLUNAS
--------------------------------
   Frederick T. Manlunas              Chairman of the Board       April 11, 2000


 /s/ CLINTON J. SALLEE
--------------------------------
   Clinton J. Sallee                  President and Chief
                                      Executive Officer           April 11, 2000


  /s/ KEVORAK ZORYAN
--------------------------------
   Kevorak Zoryan                     Director                    April 11, 2000

                                  EXHIBIT INDEX

Exhibit                    Description                                     Filed

2.1.1     Agreement and Plan of Reorganization, dated October 25, 1998        *
2.2.1     Agreement and Plan of Reorganization, dated July 27, 1999           *
2.3       Asset Sale and Agreement re  divestiture of Holland  American
          Specialties, dated September 30, 1999                               *
2.4       Asset Sale and Agreement re divestiture of Sierra Madre Foods,
          Inc., dated September 30, 1999                                      *
2.5       Letter of Intent to Acquire Eastern Shore Net, dated August 17,
           1999                                                               *
2.6       Letter of Intent to Acquire Neocom  Microspecialists,  Inc.,
          dated September 2, 1999                                             *
2.7       Plan and Agreement of Share Exchange, re acquisition of Neocom
          Micro-specialists, Inc., dated December 15, 1999                    *
2.8       Neocom Debt Assumption Agreement dated December 15, 1999            *
3.1(i)    Articles of Incorporation of the Registrant (December 17, 1992)     *
3.1(ii)   Amended Articles of Incorporation (July 29, 1998)                   *
3.1(iii)  Amended Articles of Incorporation (October 26, 1998)                *
3.1(iv)   Amended Articles of Incorporation (July 14, 1999)                   *
3.1(v)    Amended Articles of Incorporation (July 28, 1999)                   *
3.2(I)    By-laws of the Registrant (December 17, 1992)                       *
21        Subsidiaries of the Registrant                                      *
27        Financial Data Schedule (Amended)                                   F
99        Lease for Corporate Office                                          *


*        Previously filed.
F        Filed herewith
A        Filed by amendment