Form 10QSB
period 2000-03-31
SITESTAR CORP
filed 2000-05-15
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-27763
                            (Commission file number)

                              SITESTAR CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                              88-0397234
     ---------------------------------           --------------------
       (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)            Identification No.)

              16133 VENTURA BOULEVARD, SUITE 635, ENCINO, CA 91436
                    (Address of principal executive offices)

                                 (818) 981-4519
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2000 - 24,159,826 shares of Common Stock

Transitional Small Business Disclosure Format (check one):
                        Yes   [ ]   No [X]

                       SITESTAR CORPORATION
                               Index

                                                                        Page
                                                                       Number

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

       Condensed Consolidated Balance Sheet as of March 31, 2000         2-3

       Condensed Consolidated Statements of Operations for
       the three months ended March 31, 2000 and 1999                    4

       Condensed  Consolidated  Statements  of Cash  Flows for
       the three  months ended March 31, 2000 and 1999                   5

       Notes to Condensed Consolidated Financial Statements              6-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8-13

Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          14

     Item 2.  Change in Securities and Use of Proceeds                   14

     Item 3.  Defaults Upon Senior Securities                            14

     Item 4.  Submission of Matters to a Vote of Security Holders        14

     Item 5.  Other Information                                          14

     Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                               15

Part III. EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $    30,825
   Accounts receivable, less allowance for
     doubtful accounts of $127,000                           160,168
  Other current assets                                        70,000
                                                         -----------

     Total current assets                                    260,993

PROPERTY AND EQUIPMENT, net                                  426,956
ASSETS OF BUSINESS TRANSFERRED
   UNDER CONTRACTUAL ARRANGEMENTS
   (NOTE RECEIVABLE)                                         476,388
CUSTOMER LIST, net                                         2,367,084
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net                                2,638,850
INVESTMENTS                                                  160,000
OTHER ASSETS                                                  27,190
                                                         -----------

TOTAL ASSETS                                             $ 6,357,461
                                                         ===========



       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED BALANCE SHEET, Continued
                                 MARCH 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                      $   238,406
   Accrued expenses                                          138,073
   Deferred revenue                                          164,516
   Due to stockholders                                       287,036
   Note payable - stockholders, current portion              243,622
   Notes payable, current portion                             68,089
   Capital lease obligations, current portion                 45,990
                                                         -----------

     Total current liabilities                             1,185,732

LIABILITIES OF BUSINESS TRANSFERRED UNDER
  CONTRACTUAL ARRANGEMENTS                                   859,920
NOTES PAYABLE - STOCKHOLDERS, less current portion            63,766
NOTES PAYABLE, less current portion                          467,922
CAPITAL LEASE OBLIGATIONS, less current portion               42,427
                                                         -----------

TOTAL LIABILITIES                                          2,619,767
                                                         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 par value, 10,000,000
    shares authorized, 0 shares issued and outstanding            -
  Common Stock, $.001 par value, 75,000,000
   shares authorized, 24,159,826 shares issued
   and outstanding                                            24,160
  Additional paid-in capital                               8,347,174
  Note receivable - stockholder                              (69,017)
  Accumulated deficit                                     (4,564,623)
                                                         -----------

     Total stockholders' equity                            3,737,694
                                                         -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                  $ 6,357,461
                                                         ===========
       See the accompanying notes to the consolidated financial statements
                                       3

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                  2000          1999
                                             ------------    ----------

REVENUE                                      $    429,604    $       -

COST OF REVENUE                                   239,666             -
                                             ------------    ----------

GROSS PROFIT                                      189,938             -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                          673,823        44,941

LOSS FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                       42,233        33,395
                                             ------------    ----------

LOSS FROM OPERATIONS                             (526,118)      (78,336)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                           49,316             -
  Interest expense                                (37,569)            -
                                             -------------   ----------

LOSS BEFORE INCOME TAXES                         (514,371)      (78,336)

 INCOME TAXES                                           -             -
                                             ------------    ----------

NET LOSS                                     $   (514,371)   $  (78,336)
                                             ============    ==========

BASIC AND DILUTED LOSS PER SHARE             $      (0.02)   $    (0.00)
                                             ============    ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED           24,159,826    23,382,389
                                             ============    ==========

       See the accompanying notes to the consolidated financial statements
                                       4

                      SITESTAR CORPORATION AND SUBSIDIARIES
                    (FORMERLY INTERFOODS CONSOLIDATED, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                          2000          1999
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(514,371)     $ (78,336)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization expense                  382,104              -
  Gain on the sale of assets                             (49,316)             -
  Loss from operations of business transferred
   under  contractual arrangements                        42,233         33,395
  (Increase) decrease in:
   Accounts receivable                                   (25,894)             -
   Other assets                                           (9,522)             -
  Increase (decrease) in:
   Accounts payable and accrued expenses                  82,238         37,119
   Deferred revenue                                        5,557              -
   Advances from stockholder                              59,427         (2,980)
                                                      -----------    -----------
Net cash used in operating activities                    (27,544)       (10,802)
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (8,739)        (2,200)
   Proceeds from sale of assets                           34,703              -
                                                      -----------    -----------
Net cash provided by (used in) investing
 activities                                               25,964         (2,200)
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in book overdraft                                   -         13,002
  Repayment of notes payable                              (4,581)             -
  Payment on capital lease obligation                     (8,342)             -
                                                      -----------    -----------
Net cash provided by (used in) financing
 activities                                              (12,923)        13,002
                                                      -----------    -----------
NET (DECREASE) INCREASE  IN CASH
   AND CASH EQUIVALENTS                                  (14,503)             -

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    45,328              -
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                      $   30,825     $        -
                                                      ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2000 and 1999, the Company paid no income taxes and interest of approximately $38,000 and $0, respectively.

       See the accompanying notes to the consolidated financial statements
                                       5

                              SITESTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the "Company" or "Sitestar"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents.


NOTE 3 - SALE OF ASSETS

On September 30, 1999, the Company sold all of the assets related to the Company's international food distribution business, also known as Holland American International Specialties ("HAIS"). The assets represent approximately 99% of the Company's assets as of December 31, 1998. The acquirer of the assets is a partnership with the partners being a group of stockholders of the Company. Given that the sale was not an arms-length transaction, the Company had the business valued by an independent appraiser to determine the fair value purchase price. The sales price was $900,000, which is to be paid as follows: 1) $200,000 is to be offset against the Company's liability to the a stockholder, 2)
$654,000 for the buyer's assumption of all trade, short-term and long-term liabilities, and 3) the remaining $46,000 in the form of a note payable to the Company in three annual installments of $15,333 each plus accrued interest at 8% per annum. The Company has accounted for this sale by deferring the gain on sale until such time as the $46,000 note receivable is collected and by leaving the assets and liabilities of HAIS on the Company's balance sheet under the captions "Assets of business transferred under contractual arrangements (notes receivable)" and "Liabilities of business transferred under contractual arrangements," respectively since the risk of loss has not been transferred to the new owners as the Company is still the debtor for certain obligations of HAIS. The historical operations of HAIS have been presented in the statement of operations under the caption "Loss from operations of business transferred under contractual arrangements." To the extent that the

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 - SALE OF ASSETS, continued

operations of HAIS report a net loss in periods after September 30, 1999, the Company will record such losses in the statement of operations under the caption "Loss from operations of business transferred under contractual arrangements." The Company will continue to account for the sale of HAIS in this manner until such time that the liabilities of HAIS have been refinanced an are no longer contingent obligations of the Company or the Company is properly capitalized by the new owners. The new owners of HAIS are currently in negotiations to refinance HAIS' existing obligations. The Company has been informed that the refinancing should be finalized sometime during the second quarter of 2000 at which time the Company will recognize the gain on sale of HAIS and discontinue consolidating its operations with the Company's.

In January 2000, the Company sold certain assets and liabilities of its wholly owned subsidiary, Sitestar, Inc. for $34,703 in cash plus a note receivable in the amount of $10,000. The Company recognized a gain on sale of these certain assets of $49,316. The Company retained the "Sitestar" trademark and "Sitestar.com" URL.

Item 2.      Management's     Discussion and Analysis of Financial Condition
             and Results of Operations

General
-------
      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 1999 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operation

    On September 30, 1999, the Company sold all of the assets related to the Company's international food distribution business, also known as Holland American International Specialties ("HAIS"). The assets represent approximately 99% of the Company's assets as of December 31, 1998. The acquirer of the assets is a partnership with the partners being a group of stockholders of the Company. Given that the sale was not an arms-length transaction, the Company had the business valued by an independent appraiser to determine the fair value purchase price. The sales price was $900,000, which is to be paid as follows: 1) $200,000 is to be offset against the Company's liability to the a stockholder, 2)
$654,000 for the buyer's assumption of all trade, short-term and long-term liabilities, and 3) the remaining $46,000 in the form of a note payable to the Company in three annual installments of $15,333 each plus accrued interest at 8% per annum. The Company has accounted for this sale by deferring the gain on sale until such time as the $46,000 note receivable is collected and by leaving the assets and liabilities of HAIS on the Company's balance sheet under the captions "Assets of business transferred under contractual arrangements (notes receivable)" and "Liabilities of business transferred under contractual arrangements," respectively since the risk of loss has not been transferred to the new owners as the Company is still the debtor for certain obligations of HAIS. The historical operations of HAIS have been presented in the statement of operations under the caption "Loss from operations of business transferred under contractual arrangements." To the extent that the operations of HAIS report a net loss in periods after September 30, 1999, the Company will record such losses in the statement of operations under the caption "Loss from operations of business transferred under contractual arrangements." The Company will continue to account for the sale of HAIS in this manner until such time that the liabilities of HAIS have been refinanced an are no longer contingent obligations of the Company or the Company is properly capitalized by the new owners. The new owners of HAIS are currently in negotiations to refinance HAIS' existing obligations. The Company has been informed that the refinancing should be finalized sometime during the second quarter of 2000 at which time the Company will recognize the gain on sale of HAIS and discontinue consolidating its operations with the Company's.

    On December 15, 1999, we completed the acquisition of another Internet Company, Neocom Microspecialists, Inc. ("Neocom"). With the two recent acquisitions of Internet companies, the intangible assets purchased as a result of these acquisitions represent approximately 77% of our total assets and approximately 115% of our stockholders' equity. Further, amortization of these intangible assets will be the largest single expense item in our statement of operations and will be approximately $1.4 million in 2000. This material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. If we are unable to recover the costs of these intangible assets, our financial performance may be negatively impacted in the coming periods through a write down or write off of these intangible assets. In addition, the intangible assets could increase, thus increasing the yearly amortization, if any of the 2,000,000 contingent shares are issued in connection with the Neocom acquisition.

    In January 2000, the Company sold certain assets and liabilities of its wholly owned subsidiary, Sitestar, Inc. for $34,703 in cash plus a note receivable in the amount of $10,000. The Company recognized a gain on sale of these certain assets of $49,316. The Company retained the "Sitestar" trademark and "Sitestar.com" URL.

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

Food Distribution Operations

    Our food distribution operations represented our specialty gourmet foods business which we divested effective September 30, 1999. The net revenues of our food distribution operations were $332,512 for the three months ended March 31, 2000. Specialty food sales were inherently seasonal, with highest volumes during the fourth quarter holiday season. Additionally, the business had a large gift-giving component.


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

     REVENUES. Net revenues for our Internet service provider subsidiaries consist of service sales to customers. Revenues are recognized upon delivery of service. Net revenues for our e-commerce subsidiaries consist of commissions earned per transaction upon shipment of products and acceptance of products by our customers net of any allowance for future returns. Revenue for the three months ended March 31, 2000 was $429,604, of which all was related to providing internet and development services to customers. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to experience strong revenue growth in the coming years.

    COST OF REVENUES. Cost of revenues consists primarily of the costs of products and services sold to customers and actual outbound shipping and handling costs. Cost of revenues for the three months ended March 31, 2000 was $239,666. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to have a substantial increase in our cost of revenues as our revenues increase.

    SELLING, GENERAL AND ADMINISTRATIVE. Sales and marketing expenses consist primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in sales and marketing activities. Selling, general and administrative expenses were $673,823 for the three months ended March 31, 2000. This represents an increase of $628,882 from the general and administrative expense incurred for the three months ended March 31, 2000. This increase is primarily attributable to the increase in general and administrative personnel and an increase in corporate expenses as a result of our shift in corporate focus.


Liquidity and capital resources

    Our business plan has required, and is expected to continue to require, substantial capital to fund operations, capital expenditures, and expansion of sales and marketing capabilities and acquisitions.

    To date, we have financed our operation primarily through short-term borrowings and internally generated cash flow form our operations.

    We believe that the net cash position with the acquisition of Neocom, together with our existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 6 months. However, are currently negotiating with a financial institution to provide additional capital. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our e-commerce business, including our ISPs and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

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

Part II.    OTHER INFORMATION

Item 1. Legal Proceedings

None


Item 2. Change in Securities and Use of Proceeds

None


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable


Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

     27.1 - Financial Data Schedule

     (b)   Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SITESTAR CORPORATION



                            By: /s/ Frederick T. Manlunas
                               --------------------------
                               Frederick T. Manlunas
                               Chairman of the Board


Date:  May 15, 2000