Form 10QSB
period 2000-06-30
SITESTAR CORP
filed 2000-08-14
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 14, 2000 - 24,515,270 shares of Common Stock

Transitional Small Business Disclosure Format (check one):
                        Yes   [ ]   No [X]

                              SITESTAR CORPORATION
                                      Index

                                                                          Page
                                                                         Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2000          2-3

         Condensed Consolidated Statements of Operations for
         the three months ended June 30, 2000 and 1999                      4

         Condensed Consolidated Statements of Operations for
         the six months ended June 30, 2000 and 1999                        5

         Condensed Consolidated Statements of Cash Flows for
         the six months ended June 30, 2000 and 1999                       6-7

         Notes to Condensed Consolidated Financial Statements              8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10-15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Change in Securities and Use of Proceeds                          16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                 17

Part III.                                                              EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $     344,342
   Accounts receivable, less allowance for
     doubtful accounts of $140,000                                     168,290
  Other current assets                                                  82,594
                                                                 -------------

     Total current assets                                              595,226

PROPERTY AND EQUIPMENT, net                                            416,304
DEFERRED LOAN COSTS                                                    309,155
CUSTOMER LIST, net                                                   2,148,584
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net                                          2,498,736
INVESTMENTS                                                            160,000
OTHER ASSETS                                                            25,268
                                                                 -------------

TOTAL ASSETS                                                     $   6,153,273
                                                                 =============



       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, Continued
                                  JUNE 30, 2000
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                              $     299,614
   Accrued expenses                                                     41,245
   Deferred revenue                                                    157,304
   Due to stockholder                                                   20,000
   Convertible debenture                                               500,000
   Note payable - stockholders, current portion                        228,786
   Notes payable, current portion                                       70,010
   Capital lease obligations, current portion                           47,190
                                                                 -------------

     Total current liabilities                                       1,364,149

NOTES PAYABLE - STOCKHOLDERS, less current portion                      63,766
NOTES PAYABLE, less current portion                                    442,676
CAPITAL LEASE OBLIGATIONS, less current portion                         22,141
                                                                 -------------

TOTAL LIABILITIES                                                    1,892,732

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                             -
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 24,972,179 shares issued and outstanding                24,972
   Additional paid-in capital                                        9,034,091
   Accumulated deficit                                              (4,798,522)
                                                                 --------------

     Total stockholders' equity                                      4,260,541
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                          $   6,153,273
                                                                 ==============

      See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                          2000          1999
                                                   ------------  -------------
                                                            (Unaudited)
REVENUE                                            $    386,783  $           -

COST OF REVENUE                                         196,719              -
                                                   ------------  -------------

GROSS PROFIT                                            190,064              -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                672,844         58,889

LOSS FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                                  -         60,614
                                                   ------------  -------------

LOSS FROM OPERATIONS                                   (482,780)      (119,503)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                314,515              -
  Interest expense                                      (65,634)             -
                                                   ------------- -------------

LOSS BEFORE INCOME TAXES                               (233,899)      (119,503)

 INCOME TAXES                                                 -              -
                                                   ------------  -------------

NET LOSS                                           $   (233,899) $    (119,503)
                                                   ============= ==============

BASIC AND DILUTED LOSS PER SHARE                   $     (0.01)  $       (0.01)
                                                   ============  ==============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                 24,358,223     18,600,036
                                                   ============  ==============

      See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                          2000          1999
                                                   ------------  -------------
                                                           (Unaudited)

REVENUE                                            $    816,387  $          -

COST OF REVENUE                                         436,385              -
                                                   ------------  -------------

GROSS PROFIT                                            380,002              -

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                              1,346,667        103,830

LOSS FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                             42,233         94,009
                                                   ------------  -------------

LOSS FROM OPERATIONS                                 (1,008,898)      (197,839)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                363,831              -
  Interest expense                                     (103,203)             -
                                                   ------------- -------------

LOSS BEFORE INCOME TAXES                               (748,270)      (197,839)

 INCOME TAXES                                                 -              -
                                                   ------------  -------------

NET LOSS                                           $   (748,270) $    (197,839)
                                                   ============= ==============

BASIC AND DILUTED LOSS PER SHARE                   $     (0.03)  $       (0.01)
                                                   ============  ==============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                 24,259,024     18,600,036
                                                   ============  ==============


      See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                          2000          1999
                                                   ------------  -------------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (748,270) $    (197,839)
   Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization expense                 764,218              -
  Amortization of debt financing costs                   51,202              -
  Gain on the sale of assets                           (363,831)             -
  Loss from operations of business transferred
    under contractual arrangements                       42,233         94,830
Stock issued in lieu of compensation                    120,000              -
  (Increase) decrease in:
    Accounts receivable                                 (34,016)             -
    Other assets                                        (20,194)             -
  Increase (decrease) in:
    Accounts payable and accrued expenses                71,931       (155,359)
    Deferred revenue                                     (1,655)             -
    Advances from stockholder                                 -         18,000
                                                   ------------  -------------
Net cash used in operating activities                  (118,382)      (240,368)
                                                   ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (21,587)        (1,200)
  Investments                                                 -        (75,000)
   Proceeds from sale of assets                          34,703              -
                                                   ------------  -------------
Net cash provided by (used in)
   investing activities                                  13,116        (76,200)
                                                   ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in book overdraft                                  -          8,410
  Advances from stockholder, net                         24,450        125,742
  Proceeds from notes payable                                 -        416,309
  Proceeds from convertible debenture                   500,000              -
  Payment of loan fees                                  (50,000)             -
  Repayment of notes payable                            (27,906)      (229,970)
  Repayment of notes payable - stockholders             (14,836)             -
  Payment on capital lease obligation                   (27,428)        (3,923)
                                                   ------------  -------------
Net cash provided by financing activities               404,280        316,568
                                                   ------------  -------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                 299,014              -
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                   45,328              -
                                                   ------------  -------------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                   $    344,342  $           -
                                                   ============  =============

      See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (continued)
                                  (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2000 and 1999, the Company paid no income taxes and interest of approximately $44,000 and $0, respectively.


NON CASH INVESTING AND FINANCING TRANSCATIONS:

During the quarter ended June 30, 2000, the Company converted $377,372 of debt into 812,353 shares of the Company's common stock.

                      SITESTAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the "Company" or "Sitestar"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


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


NOTE 3 - SALE OF ASSETS

On September 30, 1999, the Company sold all of the assets related to the Company's international food distribution business, also known as Holland American International Specialties ("HAIS"). The acquirer of the assets is a partnership with the partners being a group of stockholders of the Company. Given that the sale was not an arms-length transaction, the Company had the business valued by an independent appraiser to determine the fair value purchase price. The sales price was $900,000, which is to be paid as follows: 1) $200,000 is to be offset against the Company's liability to the a stockholder, 2)
$654,000 for the buyer's assumption of all trade, short-term and long-term liabilities, and 3) the remaining $46,000 in the form of a note payable to the Company in six annual installments of $15,333 each plus accrued interest at 8% per annum. The Company was required to defer the gain on this sale until such time as the purchasers are able to refinance the debt of HAIS. During the 2nd quarter of 2000 the purchasers were able to refinance the debt and the Company has recognized a $314,515 gain on the sale of HAIS.

In January 2000, the Company sold certain assets and liabilities of its wholly owned subsidiary, Sitestar, Inc. for $34,703 in cash plus a note receivable in the amount of $10,000. The Company recognized a gain on sale of these certain assets of $49,316. The Company retained the "Sitestar" trademark and "Sitestar.com" URL.

                      SITESTAR CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURE

On May 11, 2000 the Company issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and are due on May 1, 2001. The debentures are convertible into common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid price for the common stock during the 20 trading days immediately preceding the conversion date. In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share. Due to the preferential conversion feature of these debentures the Company will capitalize $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price verses the number of shares issuable upon conversion at the market value at the date of issuance) as debt issuance costs and amortize this amount over the term of the debentures. In addition, the warrants issued in connection with these debentures have an exercise price below the market value of the Company's stock on the date of issuance, therefore the Company will capitalize an additional $67,500 (which represents the difference in the market value at the date of issuance less the $.77 exercise price times the number of warrants issued) of debt issuance costs associated with the issuance of the 250,000 warrants that will be amortized over the term of these debentures.

The Company and the above debenture holders have also agreed that, upon the declaration of effectiveness of the Registration Statement to be filed pursuant to the Registration Rights Agreement, provided that the trading price of the Common Stock is at least $1.00 for the ten (10) consecutive trading days immediately preceding the Effective Date, the debenture holders will be obligated to purchase, and the Company shall be obligated to sell and issue to the debenture holders, additional debentures in the aggregate principal amount of Five Hundred Thousand ($500,000) and additional warrants to purchase an aggregate of 250,000 shares of Common Stock for an aggregate purchase price of Five Hundred Thousand Dollars ($500,000), with the closing of such purchase to occur within thirty (30) days of the Effective Date. The terms of the Additional Debentures and the Additional Warrants shall be identical to the terms of the Debentures and the Warrants as described above, provided that the Initial Conversion Price (as defined in the Debentures) for the Additional Debentures shall be seventy-seven hundredths of one dollar ($.77).

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

Results of Operation
--------------------
    On September 30, 1999, the Company sold all of the assets related to the Company's international food distribution business, also known as Holland American International Specialties ("HAIS"). The acquirer of the assets is a partnership with the partners being a group of stockholders of the Company. Given that the sale was not an arms-length transaction, the Company had the business valued by an independent appraiser to determine the fair value purchase price. The sales price was $900,000, which is to be paid as follows: 1) $200,000 is to be offset against the Company's liability to the a stockholder, 2)
$654,000 for the buyer's assumption of all trade, short-term and long-term liabilities, and 3) the remaining $46,000 in the form of a note payable to the Company in six annual installments of $15,333 each plus accrued interest at 8% per annum. The Company was required to defer the gain on this sale until such time as the purchasers are able to refinance the debt of HAIS. During the 2nd quarter of 2000 the purchasers were able to refinance the debt and the Company has recognized a $314,515 gain on the sale of HAIS.

    On December 15, 1999, we completed the acquisition of another Internet Company, Neocom Microspecialists, Inc. ("Neocom"). The intangible assets purchased as a result of recent acquisitions represent approximately 76% of our total assets and approximately 109% of our stockholders' equity. Further, amortization of these intangible assets will be the largest single expense item in our statement of operations and will be approximately $1.4 million in 2000. This material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. If we are unable to recover the costs of these intangible assets, our financial performance may be negatively impacted in the coming periods through a write down or write off of these intangible assets. In addition, the intangible assets could increase, thus increasing the yearly amortization, if any of the 2,000,000 contingent shares are issued in connection with the Neocom acquisition.

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

Internet Operations
-------------------
    Our Internet operations are represented by our current Internet service provider and e-commerce operating subsidiaries. Due to our change in primary corporate focus, these will be the industry segments in which we are going to focus. Our costs would include expenses associated with running an Internet holding company. These expenses are mainly related to the maintenance of the corporate office, payroll, legal, accounting, public relations and other administrative expenses.


Three Months Ended June 30, 2000
--------------------------------

    REVENUES. Net revenues for our Internet service provider subsidiaries consist of services and sales to customers. Revenues are recognized upon delivery of service. Net revenues for our e-commerce subsidiaries consist of commissions earned per transaction upon shipment of products and acceptance of products by our customers net of any allowance for future returns. Revenue for the three months ended June 30, 2000 was $386,783 of which all was related to providing Internet and development services to customers. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to experience strong revenue growth in the coming years.

    COST OF REVENUES. Cost of revenues consists primarily of the costs of products and services sold to customers and actual outbound shipping and handling costs. Cost of revenues for the three months ended June 30, 2000 was $196,719. Our cost of revenue as a percentage of sales has decreased to 51% from 56% for the 1st quarter of 2000 due to an approximate 20% decrease in our telecommunications costs. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to have a substantial increase in our cost of revenues as our revenues increase.

    SELLING, GENERAL AND ADMINISTRATIVE. Sales and marketing expenses consist primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in sales and marketing activities. Selling, general and administrative expenses were $672,844 for the three months ended June 30, 2000. This represents an increase of $613,955 from the general and administrative expense incurred for the three months ended June 30, 2000. This increase is primarily attributable to the increase in general and administrative personnel, an increase in corporate expenses as a result of our shift in corporate focus and amortization of intangible assets.

    INTEREST EXPENSE. Interest expense for the three months ended June 30, 2000 includes amortization of $51,202 of debt issuance costs associated with the $500,000 convertible debenture.

Six Months Ended June 30, 2000
------------------------------

    REVENUES. Revenue for the six months ended June 30, 2000 was $816,387 of which all was related to providing Internet and development services to customers. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to experience strong revenue growth in the coming years.

    COST OF REVENUES. Cost of revenues consists primarily of the costs of products and services sold to customers and actual outbound shipping and handling costs. Cost of revenues for the six months ended June 30, 2000 was $436,385. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to have a substantial increase in our cost of revenues as our revenues increase.

    SELLING, GENERAL AND ADMINISTRATIVE. Sales and marketing expenses consist primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in sales and marketing activities. Selling, general and administrative expenses were $1,346,667 for the six months ended June 30, 2000. This represents an increase of $1,242,837 from the general and administrative expense incurred for the six months ended June 30, 2000. This increase is primarily attributable to the increase in general and administrative personnel, an increase in corporate expenses as a result of our shift in corporate focus and amortization of intangible assets.

    INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 includes amortization of $51,202 of debt issuance costs associated with the $500,000 convertible debenture.


Liquidity and capital resources
-------------------------------

    Our business plan has required, and is expected to continue to require, substantial capital to fund operations, capital expenditures, and expansion of sales and marketing capabilities and acquisitions.

        On May 11, 2000 we issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and are due on May 1, 2001. The debentures are convertible into common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid price for the common stock during the 20 trading days immediately preceding the conversion date. In addition, we also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share. Due to the preferential conversion feature of these debentures we will capitalize $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price verses the number of shares issuable upon conversion at the market value at the date of issuance) as debt issuance costs and amortize this amount over the term of the debentures. In addition, the warrants issued in connection with these debentures have an exercise price below the market value of the our stock on the date of issuance, therefore we will capitalize an additional $67,500 (which represents the difference in the market value at the date of issuance less the $.77 exercise price times the number of warrants issued) of debt issuance costs associated with the issuance of the 250,000 warrants that will be amortized over the term of these debentures.

        We and the above debenture holders have also agreed that, upon the declaration of effectiveness of the Registration Statement to be filed pursuant to the Registration Rights Agreement, provided that the trading price of the Common Stock is at least $1.00 for the ten (10) consecutive trading days immediately preceding the Effective Date, the debenture holders will be obligated to purchase, and we shall be obligated to sell and issue to the debenture holders, additional debentures in the aggregate principal amount of Five Hundred Thousand ($500,000) and additional warrants to purchase an aggregate of 250,000 shares of Common Stock for an aggregate purchase price of Five Hundred Thousand Dollars ($500,000), with the closing of such purchase to occur within thirty (30) days of the Effective Date. The terms of the Additional Debentures and the Additional Warrants shall be identical to the terms of the Debentures and the Warrants as described above, provided that the Initial Conversion Price (as defined in the Debentures) for the Additional Debentures shall be seventy-seven hundredths of one dollar ($.77).

    We believe that our existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our e-commerce business, including our ISPs and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.


Impact of Year 2000
-------------------
The Company instituted a comprehensive program to address potential Year 2000 impacts and as a result, critical systems and infrastructure operated smoothly through the arrival of Year 2000 and leap year boundaries. Additionally, the Company experienced no Year 2000 related disruptions in the products and services provided by its significant suppliers or other third-party business relationships. Many of the improvements made in preparation for the Year 2000 are expected to provide the Company with long-term benefits.

Forward looking statements
--------------------------
This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us to install new kiosks, general market conditions, and competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.



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

                              SITESTAR CORPORATION


                          By:  /s/ Frederick T. Manlunas
                              ------------------------------
                              Frederick T. Manlunas
                              Chairman of the Board


Date:  August 14, 2000