Form 10QSB
period 2000-09-30
SITESTAR CORP
filed 2000-11-14
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


State the number of shares outstanding of each of the issuer's classes of common equity. As of November 14, 2000 - 26,953,657 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                              SITESTAR CORPORATION
                                      Index

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

       Condensed Consolidated Balance Sheet as of September 30, 2000      3-4

       Condensed Consolidated Statements of Operations for
       the three months ended September 30, 2000 and 1999
       (Unaudited)                                                        5

       Condensed Consolidated Statements of Operations for
       the nine months ended September 30, 2000 and 1999 (Unaudited)      6

       Condensed Consolidated Statements of Cash Flows for
       the nine months ended September 30, 2000 and 1999 (Unaudited)      7-8

       Notes to Condensed Consolidated Financial Statements               9-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        11-16

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             17

Item 2.    Change in Securities and Use of Proceeds                      17

Item 3.    Defaults Upon Senior Securities                               17

Item 4.    Submission of Matters to a Vote of Security Holders           17

Item 5.    Other Information                                             17

Item 6.    Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                               18

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $        77,455
   Marketable securities                                              705,697
   Accounts receivable, less allowance for
     doubtful accounts of $140,000                                    142,199
   Other current assets                                                68,822
                                                              ---------------

     Total current assets                                             994,173

PROPERTY AND EQUIPMENT, net                                           396,913
DEFERRED LOAN COSTS                                                   271,565
CUSTOMER LIST, net                                                  1,930,085
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net                                         2,358,621
INVESTMENTS                                                           160,000
OTHER ASSETS                                                           16,045
                                                              ---------------

TOTAL ASSETS                                                  $     6,127,402
                                                              ===============






       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, Continued
                               SEPTEMBER 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                           $       195,604
   Accrued expenses                                                   201,066
   Deferred revenue                                                   121,309
   Due to stockholder                                                  20,000
   Convertible debenture                                              985,000
   Note payable - stockholders, current portion                       233,025
   Notes payable, current portion                                      72,050
   Capital lease obligations, current portion                          49,185
                                                              ---------------

     Total current liabilities                                      1,877,239

NOTES PAYABLE - STOCKHOLDERS, less current portion                     53,884
NOTES PAYABLE, less current portion                                   422,823
CAPITAL LEASE OBLIGATIONS, less current portion                        10,068
                                                              ---------------

TOTAL LIABILITIES                                                   2,364,014
                                                              ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                            -
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 25,735,816 shares issued and outstanding               25,736
   Additional paid-in capital                                       9,127,327
   Accumulated deficit                                             (5,389,675)
                                                              ---------------

     Total stockholders' equity                                     3,763,388
                                                              ---------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                       $     6,127,402
                                                              ===============


See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                 2000              1999
                                                          ---------------   ---------------

REVENUE                                                   $       474,387   $        18,684

COST OF REVENUE                                                   203,082            22,740
                                                          ---------------   ---------------

GROSS PROFIT (LOSS)                                               271,305            (4,056)

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                          743,710         2,094,687

LOSS (GAIN) FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                                            -           (53,223)
                                                          ---------------   ----------------

LOSS FROM OPERATIONS                                             (472,405)       (2,045,520)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                                -                 -
  Increase in market value of marketable securities                30,697                 -
  Interest expense                                               (149,445)          (11,772)
                                                          ----------------  ----------------

LOSS BEFORE INCOME TAXES                                         (591,153)       (2,057,292)

 INCOME TAXES                                                           -                 -
                                                          ---------------   ---------------

NET LOSS                                                  $      (591,153)  $    (2,057,292)
                                                          ================  ================

BASIC AND DILUTED LOSS PER SHARE                          $        (0.02)   $         (0.11)
                                                          ===============   ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                           24,999,007        18,600,036
                                                          ===============   ===============

      See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                  2000              1999
                                                          ---------------   ---------------

REVENUE                                                   $     1,290,774   $        18,684

COST OF REVENUE                                                   639,467            22,740
                                                          ---------------   ---------------

GROSS PROFIT (LOSS)                                               651,307            (4,056)

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                        2,090,377         2,198,517

LOSS FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                                       42,233            40,786
                                                          ---------------   ---------------

LOSS FROM OPERATIONS                                           (1,481,303)       (2,243,359)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                          363,831                 -
  Increase in market value of marketable securities                30,697                 -
  Interest expense                                               (252,648)          (11,772)
                                                          ----------------  ----------------

LOSS BEFORE INCOME TAXES                                       (1,339,423)       (2,255,131)

 INCOME TAXES                                                           -                 -
                                                          ---------------   ---------------

NET LOSS                                                  $    (1,339,423)  $    (2,255,131)
                                                          ================  ================

BASIC AND DILUTED LOSS PER SHARE                          $        (0.05)   $         (0.12)
                                                          ===============   ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                           24,507,376        18,600,036
                                                          ===============   ===============

      See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                 2000              1999
                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $    (1,339,423)  $    (2,255,131)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation and amortization expense                        1,147,082             8,273
   Compensation expense paid by principal shareholders                            2,000,000
   Amortization of debt financing costs                           148,792                 -
   Gain on the sale of assets                                    (363,831)                -
   Increase in market value of marketable securities              (30,697)
   Loss from operations of business transferred under
     contractual arrangements                                      42,233            40,786
Stock issued in lieu of compensation
      and professional fees                                       224,313                 -
   (Increase) decrease in:
     Accounts receivable                                           (7,925)                -
   Other assets                                                     2,801                 -
   Increase (decrease) in:
     Accounts payable and accrued expenses                        102,429          (149,137)
     Deferred revenue                                             (37,650)                -
     Advances from stockholder                                          -            27,000
                                                          ---------------   ---------------
Net cash used in operating activities                            (111,876)         (328,209)
                                                          ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (26,446)           (5,830)
   Purchase of  marketable securities                            (675,000)          (75,000)
   Proceeds from sale of assets                                    34,703                 -
                                                          ---------------   ---------------
Net cash used in investing activities                            (666,743)          (80,830)
                                                          ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in book overdraft                                           -            36,973
   Advances from stockholder, net                                  24,450           215,696
   Proceeds from notes payable                                          -           416,309
   Proceeds from convertible debenture                          1,000,000                 -
   Proceeds from capital contributions                                              155,671
   Payment of loan fees                                          (110,000)                -
   Repayment of notes payable                                     (45,719)         (354,218)
   Repayment of notes payable - stockholders                      (20,479)                -
   Payment on capital lease obligation                            (37,506)           (6,583)
                                                          ---------------   ----------------
Net cash provided by financing activities                         810,746           463,848
                                                          ---------------   ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               32,127            54,809
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    45,328                -
                                                          ---------------   --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $        77,455   $        54,809
                                                          ===============   ================

      See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2000 and 1999, the Company paid no income taxes and interest of approximately $74,000 and $11,700, respectively.


NON-CASH INVESTING AND FINANCING TRANSCATIONS:

During the nine months ended September 30, 2000, the Company converted $471,372 of debt, which includes $224,313 of compensation and professional services, into 1,575,990 shares of the Company's common stock.






















      See the accompanying notes to the consolidated financial statements

                              SITESTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the "Company" or "Sitestar"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


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

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

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

On August 14, 2000, the Company issued another Convertible Debenture for $500,000 to the holders of the above-mentioned debenture for the same terms described above. Thus, bringing the total to $1,000,000.

Note 5 - MARKETABLE SECURITIES

The Company currently classifies all its marketable securities as trading, which are presented as current assets. Securities accounted for as trading include common stock of a publicly traded company and are reported at fair value, adjusted for changes in market value. Realized gains and losses and unrealized holding gains and losses, net of tax, on trading securities are included in earnings. Realized gains or losses on the sale of securities are determined using the specific-identification method.

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

     We just recently announced that we will spin off the content services division of our wholly owned subsidiary, Sitestar.net, Inc. (formerly Neocom Microspecialists, Inc.) into a separate public company focused in content development. This spin off should take place in the first quarter of 2001.

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

     On December 15, 1999, we completed the acquisition of another Internet Company, Neocom Microspecialists, Inc., recently renamed, Sitestar.net, Inc. ("Neocom"). The intangible assets purchased as a result of recent acquisitions represent approximately 76% of our total assets and approximately 109% of our stockholders' equity. Further, amortization of these intangible assets will be the largest single expense item in our statement of operations and will be approximately $1.4 million in 2000. This material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. If we are unable to recover the costs of these intangible assets, our financial performance may be negatively impacted in the coming periods through a write down or write off of these intangible assets. In addition, the intangible assets could increase, thus increasing the yearly amortization, if any of the 2,000,000 contingent shares are issued in connection with the Neocom acquisition.

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

     Our Internet service provider operating subsidiary derives its income from the excess of the Internet service prices we charge our customers over the cost of service we pay our suppliers. Additionally, our retail customers pay for services by cash or credit card while we pay our suppliers on extended terms. As a result, we are able to increase our working capital between the time we receive payment for services and the time we are required to pay suppliers.

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

Three Months Ended September 30, 2000
-------------------------------------
     REVENUES. Net revenues for our Internet service provider subsidiary consist of services and sales to customers. Revenues are recognized upon delivery of service. Net revenues for our e-commerce subsidiaries consist of commissions earned per transaction upon shipment of products and acceptance of products by our customers net of any allowance for future returns. Revenue for the three months ended September 30, 2000 was $474,387 of which all was related to providing Internet and development services to customers. Revenue for the quarter ended September 30, 2000 increase approximately 23% over the prior quarter. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to experience strong revenue growth in the coming years.

     COST OF  REVENUES.  Cost of  revenues  consists  primarily  of the costs of products and services sold to customers and actual outbound shipping and handling costs. Cost of revenues for the three months ended September 30, 2000 was $203,082. Our cost of revenue as a percentage of sales for the three months ended September 30, 2000 has decreased to 43% from 56% for the 1st quarter of 2000 due to an approximate 20% decrease in our telecommunications costs and the fact that we have been able to service more customers for approximately the same fixed cost as incurred in the prior quarters. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to have an increase in our cost of revenues as our revenues increase.

     SELLING, GENERAL AND ADMINISTRATIVE. Sales and marketing expenses consist primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in sales and marketing activities. Selling, general and administrative expenses were $743,710 for the three months ended September 30, 2000. This represents a decrease of $1,350,977 from the general and administrative expense incurred for the three months ended September 30, 1999. This decrease is primarily attributable to a $2,000,000 charge incurred in the third quarter of 1999 related to stock issued to an officer of the company for compensation. If this charge is removed, the selling, general and administrative expenses increased by approximately $650,000 which is attributed to an increase in personnel, an increase in corporate expenses as a result of our shift in corporate focus and amortization of intangible assets of $358,614.

     INTEREST EXPENSE. Interest expense for the three months ended September 30, 2000 includes amortization of $97,589 of debt issuance costs associated with the $1,000,000 convertible debentures.

Nine Months Ended September 30, 2000
------------------------------------
     REVENUES. Revenue for the nine months ended September 30, 2000 was $1,290,774 of which all was related to providing Internet and development services to customers. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to experience strong revenue growth in the coming years.

     COST OF  REVENUES.  Cost of  revenues  consists  primarily  of the costs of products and services sold to customers and actual outbound shipping and handling costs. Cost of revenues for the nine months ended September 30, 2000 was $639,467. As a result of our acquisition strategy and our recent acquisitions of Internet service providers and e-commerce companies, we expect to have a substantial increase in our cost of revenues as our revenues increase.

     SELLING, GENERAL AND ADMINISTRATIVE. Sales and marketing expenses consist primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in sales and marketing activities. Selling, general and administrative expenses were $2,090,377 for the nine months ended September 30, 2000. This represents a decrease of $108,140 from the general and administrative expense incurred for the nine months ended September 30, 1999. This decrease is primarily attributable to a $2,000,000 charge incurred in the third quarter of 1999 related to stock issued to an officer of the company for compensation. If this charge is removed, the selling, general and administrative expenses increased by approximately $1.9 million which is attributed to an increase in personnel, an increase in corporate expenses as a result of our shift in corporate focus and amortization of intangible assets of $1,075,842.

     INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000 includes amortization of $148,792 of debt issuance costs associated with the $1,000,000 convertible debentures.

Liquidity and Capital Resources
-------------------------------
     Our business plan has required, and is expected to continue to require, substantial capital to fund the growth of our operations, capital expenditures, and expansion of sales and marketing capabilities and acquisitions.

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

     On August 14, 2000, the Company issued another Convertible Debenture for $500,000 to the holders of the above-mentioned debenture for the same terms described above.

     We believe that our existing cash and cash equivalents, and short-term investments, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our e-commerce business, including our ISPs and reduce our marketing and development efforts.
Any of these events could harm our business, financial condition or results of operations.

Forward looking statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability to expand our Internet services, general market conditions, and competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

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

                              SITESTAR CORPORATION



                          By: /s/ Frederick T. Manlunas
                              -------------------------
                              Frederick T. Manlunas
                              Chairman of the Board


Date:  November 14, 2000