Form 10KSB40
period 2000-12-31
SITESTAR CORP
filed 2001-04-17
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                    000-27763
                            (Commission file number)

                              SITESTAR CORPORATION
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

Revenue for the year ended December 31, 2000:  $1,934,637

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at March 31, 2001 was $3,074,649. The number of shares outstanding of the registrant's Common Stock as of March 31, 2001 was 66,175,158.

                       DOCUMENTS INCORPORATED BY REFERENCE

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

Item 1. Description of Business

Overview

     We are a diversified Internet holding company. Our near term strategy is to acquire and invest in emerging Internet-based enterprises to create a broad and diverse set of core Internet businesses that deliver a variety of online solutions. In addition to developing and integrating Internet-based technologies, our primary objective is to create a mix of Internet operating companies and Internet-related portfolio investments that will enhance the value of our current businesses in the following areas:

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

     In July 1999 a partnership consisting of a majority of our shareholders, including our Chairman Mr. Manlunas, acquired all the issued and outstanding shares of Sitestar, Inc., a Delaware corporation, in exchange for 3,491,428 shares of our common stock owned by those shareholders. Simultaneous with the closing of this transaction, those shareholders contributed all the issued and outstanding shares of Sitestar, Inc. to us as contributed capital. Sitestar, Inc. is a Web development, design and hosting company formed in 1996 and is based in Annapolis, Maryland. This acquisition included Soccersite.com which is currently one of our operating divisions. Soccersite.com was an operating division of Sitestar, Inc. To better reflect our new primary corporate focus as an Internet holding company, we changed our corporate name from Interfoods Consolidated, Inc. to Sitestar Corporation in July 1999.

     In August 1999 we acquired substantially all of the assets of Greattools.com in exchange for 49,000 shares of our common stock. We acquired the assets of Greattools.com from Global Sourcing Group, Greattools.com's current fulfillment center. Gateway Holdings, Inc., a private investment company managed by our Chairman Frederick Manlunas, has a 14.6% equity ownership in Global Sourcing Group. Greattools.com is an online low cost retailer of power tools.

     Effective as of September 30, 1999 we sold the non-Internet assets of Holland American International Specialties to IFCO Group, LLC, whose members consist of certain of our shareholders, including Frederick T. Manlunas, our Chairman of the Board. We retained the assets consisting of the Internet web site Holland-American.com. Holland American International Specialties will continue to serve as Holland-American.com's exclusive fulfillment center. The purchase consideration of $900,000 was based upon a business appraisal by an independent third party appraiser. The consideration included $200,000 which was to be offset against a liability we had to Mr. Manlunas for services rendered in connection to the acquisition of Sitestar, Inc., the assumption of $654,000 of liabilities and a promissory note in the amount of $46,000. The note bears interest at a rate of 8% per annum, and is payable in annual installments of $15,333, and is due and payable on September 30, 2002. The note is secured by the accounts receivable and inventory of Holland American International Specialties.

     Effective December 15, 1999, we consummated the acquisition of Neocom Microspecialists, Inc. ("Neocom") in exchange for 6,782,353 shares of our common stock for 100% of the outstanding shares of Neocom. Effective upon the closing of the acquisition, we issued 4,782,353 shares of our common stock and have reserved 2,000,000 shares of common stock that we have agreed to issue on the second anniversary of the acquisition based on certain contingencies. The certain contingencies are related to potential unrecorded liabilities. Of the 6,782,353 shares issued for Neocom, 900,000 shares were issued in exchange for certain liabilities that the majority of Neocom's selling shareholders have agreed to assume based on a debt assumption agreement executed and delivered at the closing of the acquisition. In 2000, the purchase agreement was amended so that we assumed the debt that was originally to be assumed by the selling shareholders in exchange for the 900,000 shares.

     Neocom is an Internet service provider and Web development company based in Martinsville, Virginia. Neocom provides Internet access and other Internet services to approximately 6,000 customers in the Southern Virginia area.

     Effective November 22, 2000, we have consummated the acquisition of FRE Enterprises, Inc. and FRE Communications, Inc., both Virginia corporations (collectively doing business as "Lynchburg.net") in exchange for 16,583,980 shares of our common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, we issued 12,437,985 shares of our common stock and have reserved 4,145,995 shares of our common stock that we have agreed to issue on the third anniversary of the acquisition based on certain contingencies. The certain contingencies are related to potential unrecorded and unknown liabilities. We used the market price of our common stock at the acquisition date to determine the acquisition price of $2,487,597.

    Lynchburg.net is an Internet service provider, web development and computer sales and service company based in Lynchburg, Virginia. As of December 31, 2000, Lynchburg.net provided Internet access, computer sales and service and other Internet services to approximately 4,000 customers in the Southern Virginia area.

     We believe the acquisition of Lynchburg.net will enhance our primary strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging our service footprint. This recent acquisition increases our Internet access customer base to over 10,000 subscribers.


Internet Industry Background

Market Opportunity

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

     Growth in Business Use of the Internet. We believe that the dramatic growth in Internet usage in recent years, combined with enhanced functionality, accessibility and security, has made the Internet increasingly attractive to businesses as a medium for communication and commerce. We feel that for many businesses, the Internet has created a new communication and sales channel which enables large numbers of geographically dispersed organizations and consumers to be reached quickly and cost-effectively. International Data Corporation estimates that the number of consumers buying goods and services on the Internet will grow 128.4 million in 2002, and that the total value of goods and services purchased over the Internet will increase to approximately $426 billion by 2002.

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

o We believe that these enterprises will prefer an Internet service provider with locally based personnel who are available to assist in developing and implementing their growing use of the Internet and to respond to technical problems in a timely manner.

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

     As part of this strategy, we acquired of Neocom, a provider of Web hosting and co-location services in the Mid-Atlantic region and Lynchburg.net is an Internet service provider, web development and computer sales and service company based in Lynchburg, Virginia. These acquisitions are consistent with our growth strategy of building our presence in secondary markets that have traditionally been under served by the larger Internet services companies. In addition, we are also actively seeking acquisition opportunities and/or candidates in the Mid-Atlantic region that would help us achieve critical mass in terms of our Internet access, development and hosting customers.

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

     We believe that the Internet is particularly well suited for promoting, marketing, selling and distributing merchandise both on a retail and a wholesale level, permitting customers throughout the world to have direct access to suppliers. Online stores can provide direct customer service and product information to a large number of customers at the same time with a substantially smaller sales staff than traditional stores. Online stores also have the ability to rapidly and continually update such information. Internet merchandisers, unlike traditional stores, do not have the same expenses associated with operation of physical stores and warehouse facilities, and can change stores design without substantial cost. In contrast to catalog merchandisers, Internet retailers can react quickly to change product descriptions, pricing or product mix and are not subject to the costs of catalog publication and distribution. Additionally, online merchandisers have the ability to track directly customer responses and preferences, which enables the merchandisers to customize their online stores to target specific customer groups and individuals.

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

     Consumer Acceptance

     We believe broadening consumer acceptance and retailer ambitions will combine to fuel a rapid growth in online retail sales and to drive more than 40 million U.S. households to shop online by 2003, producing $108 billion revenues. According to Forrester Research, online retail sales will account for 6% of U.S. consumer retail spending in the U.S. by 2003. Analysts estimate that by the end of 1998, nearly 9 million U.S. households will have shopped online for travel services and retail goods other than automobiles, generating $7.8 billion in online sales. We expect these numbers to grow rapidly over the next five years as high-speed Internet connections become more popular and consumers overcome security and privacy concerns and embrace the convenience of Web shopping.

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

Our Internet Subsidiaries and Services

Neocom and Lynchburg.net

      Product Offerings
      -----------------
      Internet Access

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

      Website Design

      We have provided web site design services since 1996 and have developed web sites for approximately 350 customers.

      Banner Development

      We also design banner advertisements for our customers and we have developed approximately 300 banner advertisements.

      Online Marketing

      We offer web site marketing services that continually build upon our customer's current search engine listing to improve their placement in the different search engines.

      Customers and Marketing
      -----------------------
     Our customer base consists primarily of small and medium sized enterprises and dial-up customers located in secondary markets.

     We use targeted marketing and media advertising to develop brand awareness and supplement these efforts with our highly customized sales process and personalized customer service. Through our marketing managers, we seek to develop strong customer relationships within local communities.

      Competition
      -----------
     The Internet services market is extremely competitive and highly fragmented. We face competition from numerous types of ISPs, including national ISPs, and anticipate that competition will only intensify in the future as the ISP industry consolidates. We believe that the primary competitive factors in the Internet services market include:

     o    Pricing;

     o    Quality and breadth of products and services;

     o    Ease of use;

     o    Personal customer support and service; and

     o    Brand awareness.

    We believe that we compete favorably based on these factors, particularly due to our:

     o    Regionally focused operating strategy;

     o    Highly responsive customer support and service;

     o    High performance; and

     o    Competitive pricing.

     Our current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources than we do. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies:

     o    national   Internet   service   providers,   such  as  PSINet,   Inc.,
          ConcentricNetwork Corporation, Earthlink, Voyager.net, US Online and OneMain;

     o    providers  of  Web  hosting,   collocation  and  other  Internet-based
          business services, such as Verio, Inc. and Navisite;

     o numerous regional and local Internet service providers, some of which have significant market share in their particular market area;

     o established on-line service providers, such as America Online, Inc. and Prodigy;

     o computer hardware and other technology companies that provide Internet connectivity with their or other products, including the IBM and Microsoft;

     o national long distance carriers such as AT&T, MCI WorldCom, Qwest and Sprint;

     o    regional Bell operating companies and local telephone companies;

     o providers of free Internet service, including NetZero Juno Online and MicroWorkz Computer Corporation; cable operators or their affiliates, including At Home Corporation and Time Warner;

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

     Acquisition Strategy
     --------------------
    Our strategy is to rapidly build a base of Internet subscribers through acquisitions and internal growth. We believe there are acquisition opportunities among the Internet service providers in our geographic target. In furtherance of our acquisition strategy, we anticipate reviewing and conducting investigations of potential acquisitions. As of the date hereof, we do not have any agreements or pending acquisitions and have not entered into any letters of intent with respect to pending acquisitions. No assurance can be given that we will identify satisfactory acquisition candidates or, if identified, that we will be able to consummate an acquisition on terms acceptable to us.


GOVERNMENT REGULATIONS

    There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined.

    In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy. The vast majority of these laws was adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues and environment of the Internet. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

    We provide our services  through data  transmissions  over public  telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulation by the Federal Communications Commission, state public utility commissions and foreign governmental authorities. However, we are not subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business, including regulation by agencies having jurisdiction over telecommunications services. Additionally, existing telecommunications regulations affect our business through regulation of the prices we pay for transmission services, and through regulation of competition in the telecommunications industry.

    The Federal Communications Commission has ruled that calls to Internet service providers are jurisdictionally interstate and that Internet service providers should not pay access charges applicable to telecommunications carriers. Several telecommunications carriers are advocating that the Federal Communications Commission regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers. The Federal Communications Commission is examining inter-carrier compensation for calls to Internet service providers, which could affect Internet service providers' costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use and thereby decrease the demand for our services.



Greattools.com

       Product Offerings
       -----------------
       Greattools.com is a direct merchandiser of specialty tool products designed for light to heavy industrial applications. We market our products under the name Great Tools Direct(TM) and maintain a diverse product line comprised of five categories: (1) Power Tools; (2) Cutting Tools; (3) Masonry;
(4) Accessories; and (5) Automotive. We offer a comprehensive product line aggregating approximately 90 different models of cordless drills, batteries, cutting tools, sanders, grinders and miscellaneous power tool accessories. Our main product and primary source of revenue is the cordless drill.

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

       Customers and Marketing
       -----------------------
       Our target market consists of retail customers located throughout the United States, Canada and South America. We target value-oriented consumers, do-it-yourselfers and contractors who use power tools for light to heavy industrial applications. We also target professionals who require tools in their daily activity, such as plumbers, carpenters, electricians and a variety of other services and repair professionals.

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

       Database Marketing and Catalog Sales

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

       Power Tools Industry
       --------------------
       Dominated by large home centers and hardware and lumber cooperatives such as Home Depot, Loews, Menard's, Ace and True Value, the tool market is large, highly fragmented and characterized by multiple channels of distribution. The distribution channels in the power tools market include retail outlets, small distributorships, national, regional and local distributors, direct mail suppliers, large warehouse stores and manufacturer's own direct sales forces.

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

       Competition
       -----------
       The power tool market in which we operate is extremely competitive, and we expect such competition to intensify in the future. Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. We compete with many retailers and direct marketers who sell merchandise over the Internet and through catalogs. We also compete with traditional retailers who sell similar merchandise to that sold by us. Those retailers usually offer brand name products at prices higher than our products. As newer and more powerful tools are being introduced into the market, intense competition between manufacturers has developed. Companies in the industry are developing new features to attract customers and tools are becoming more reliable, efficient and quiet. At the same time, prices are becoming more competitive as power tool companies are vying to gain market share. Moreover, as brand delineation becomes more challenging, pricing becomes more competitive, thus further increasing the drive to gain market share.

       We believe that our ability to compete successfully depends on a number of factors, including: (1) our ability to continually provide the customer with value by offering quality products at prices lower than the prices usually charged for name brand products; and (2) maintaining a flexible product line and quickly adapting to the changing needs and tastes of the market.

       Possible Acquisitions
       ---------------------
       If we believe a favorable opportunity exists, we anticipate that we will enter into discussions with the owners of such businesses regarding the possibility of an acquisition by the Company. As of the date hereof, we do not have any agreements or pending acquisitions and have not entered into any letters of intent with respect to pending acquisitions. No assurance can be given that we will identify satisfactory acquisition candidates or, if identified, that we will be able to consummate an acquisition on terms acceptable to us.


Soccersite.com

       Product Offerings
       -----------------
       Soccersite.com is a content-oriented and e-commerce Internet site with over 400 pages of information about the sport of soccer. We provide traditional news on recent professional soccer games, and we allow visitors to post amateur league and tournament information and training camps. We also provide a forum for coaches to interact with players and other coaches. We also host a special section that caters to young soccer enthusiasts. In addition, we provide a search capacity for visitors to explore specific topics. All content information is provided free of charge to the visitor.

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

       Soccer Industry
       ---------------
       Widely regarded as the world's most popular sport, soccer is growing at a rapid pace in the United States. Largely attributed to the expansive Latino immigrant fan base, Southern California has become the epicenter for the soccer community in North America. According to the Los Angeles Times, attendance at international soccer games hosted in Los Angeles is up over 200% from its introduction in 1997. In comparison to other professional Los Angeles sports teams, the L.A. Galaxy (Major League Soccer professional team) consistently drew larger home game crowds than any other local team except the Los Angeles Dodgers with the local fan base largely comprised of members of the Latino community. Strategy Research Corp., a leading industry association which tracks trends in the Latino community, estimates the Southern California Latino consumers yield a collective buying power of $57 billion.

       Customers and Marketing
       -----------------------
       To date, we have had no targeted marketing campaign. Nonetheless, word-of-mouth advertising and traffic generated by search engines have resulted in nearly one million visitors to the web site in the past year.

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

       Competition
       -----------
       There are numerous soccer-related organizations which have a presence on the Internet. Most web sites are retail e-commerce websites offering soccer merchandise and apparel. There are a smaller number of web sites that look to combine a content-oriented format with the convenience of retail, including Soccerweek.com and Soccermadness.com.

       Acquisition Strategy
       --------------------
       We believe there are acquisition opportunities among the providers of value added information about the sport of soccer. In furtherance of our acquisition strategy, we anticipate reviewing and conducting investigations of potential acquisitions. If we believe a favorable opportunity exists, we anticipate that we will enter into discussions with the owners of such businesses regarding the possibility of an acquisition by us. As of the date hereof, we do not have any agreements or pending acquisitions and have entered into any letters of intent with respect to pending acquisitions. No assurance can be given that we will identify satisfactory acquisition candidates or, if identified, that we will be able to consummate an acquisition on terms acceptable to us.

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

     Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following:


RISKS PARTICULAR TO SITESTAR CORPORATION

         We Have a Limited Operating History Upon Which You May Evaluate Us
         -------------------------------------------------------------------

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


         A High Percentage of Our Assets Are Intangible Assets
         -----------------------------------------------------

     The change in our corporate focus from a food holding company to an Internet holding company has resulted in a dramatic change in the composition of our assets and expenses. With the recent acquisitions of Internet companies, the intangible assets purchased as a result of these acquisitions represent approximately 62% of our total assets and approximately 104% of our stockholders' equity at December 31, 2000. Further, amortization of these intangible assets will be the largest single expense item in our statement of operations. This material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired.

         Our Business Depends Upon the Performance of Our Operating Companies,
         ----------------------------------------------------------------------
         Which is Uncertain
         -------------------

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

     The other material risks relating to our operating companies are more fully described below under "Risks Particular to Our Operating Divisions."


         Our Business Model is Unproven
         -------------------------------

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


         We May Have to Take Certain Actions to Avoid Registration Under the
         --------------------------------------------------------------------
         Investment Company Act of 1940
         ------------------------------

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


         Fluctuations in Our Quarterly Results May Adversely Affect Our
         ---------------------------------------------------------------
         Stock Price
         ------------

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

         Our Success is Dependent on Our Key Personnel
         ----------------------------------------------

     We believe that our success will depend on continued employment by us and our operating divisions of senior management and key technical personnel. If one or more members of our senior management or our operating companies' senior management were unable or unwilling to continue in their present positions, our business and operations could be disrupted. Although, our management team has had their own successes in other industries, our senior management team has limited experience in the Internet industry.

     As of December 31, 2000, all of our executive management personnel have worked for us for over one year. However, management of our Neocom and Lynchburg.net subsidiaries has operated those companies for several years. Our efficiency may be limited while these employees and future employees are being integrated into our operations. In addition, we may be unable to find and hire additional qualified management and professional personnel to help lead our operating divisions and us.

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

         Our Expenses Will Increase As We Grow Our Business
         --------------------------------------------------

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


         We Face Competition From Other Potential Acquirers of E-Commerce
         -----------------------------------------------------------------
         Companies
         ----------

     In our attempts to acquire e-commerce companies, we face competition from other capital providers including publicly traded Internet companies, venture capital companies and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new operating companies. If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of operating companies may not succeed.

         Our Success Could Be Impaired By Valuations Placed on Internet-Related
         -----------------------------------------------------------------------
         Companies By the Financial Marketplace
         ---------------------------------------

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

         We May Be Unable to Obtain Maximum Value For Our Operating Company
         -------------------------------------------------------------------
         Interests
         ----------

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

RISKS INHERENT TO OUR ACQUISITION STRATEGY

     We have in the past, and intend to in the future, to expand through the acquisition of businesses, technologies, products and services, such as the recent acquisitions of Neocom and Lynchburg.net. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, development costs and the amortization of goodwill and other intangible assets. Further, acquisitions involve a number of special problems, including difficulty integrating technologies, operations and personnel and diversion of management attention in connection with both negotiating the acquisitions and integrating the assets. There can be no assurance that we will be successful in addressing such problems. In addition, growth associated with numerous acquisitions places significant strain on our managerial and operational resources. Our future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. Furthermore, many of our operating companies are early-stage companies, with limited operating histories and limited or no revenues; there can be no assurance that we will be successful in developing such companies.

         Uncertainties Associated With Selling Assets
         --------------------------------------------

     A significant element of our business plan involves selling, in public or private offerings, portions of the companies it has acquired and developed. Our ability to engage in any such transactions, the timing of such transactions and the amount of proceeds from such transactions are dependent on market and other conditions largely beyond our control. Accordingly, there can be no assurance that we will be able to engage in such transactions in the future or that when we are able to engage in such transactions they will be at favorable prices. If we were unable to liquidate portions of its portfolio companies at favorable prices, our business, financial condition and results of operations would be adversely affected.


         Uncertainties of the Recoverability of Intangible Assets
         --------------------------------------------------------

     As a result of our change in corporate focus from a food holding company to an Internet holding company, the composition of our assets and expenses have dramatically changed. With the recent acquisitions of Internet companies, the intangible assets purchased as a result of these acquisitions represent approximately 62% of our total assets and approximately 104% of our stockholders' equity. Further amortization of these intangible assets will be the largest single expense item in our statement of operations. If we are unable to recover the costs of these intangible assets, our financial performance may be negatively impacted in the coming periods through a write down or write off of these intangible assets.

         We May Not Have Opportunities to Acquire Interests in Additional
         ----------------------------------------------------------------
         Companies
         ---------

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

         Our  Resources and Our Ability to Manage Newly Acquired Operating
         -----------------------------------------------------------------
         Companies May Be Strained As We Acquire More and Larger Interests
         -----------------------------------------------------------------
         in E-Commerce Companies
         -----------------------

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

RISKS PARTICULAR TO OUR OPERATING DIVISIONS

     We and our operating divisions' result of operations, and accordingly the price of its common stock, may be adversely affected by the following factors:

     o lack of acceptance of the Internet as an advertising or electronic commerce medium;

     o inability to develop a large base of users of its Web sites who possess demographic characteristics attractive to advertisers;

     o    lower advertising rates;

     o    slow development of the e-commerce market;

     o    lack of acceptance of its Internet content;

     o    loss of key content providers;

     o    intense competition;

     o    loss of key personnel; and

     o    inability to manage growth.


     The Success of Our Operating Companies Depends on the Development of the
     -------------------------------------------------------------------------
     E-Commerce Market, Which is Uncertain
     --------------------------------------

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

     Our Operating Divisions May Fail If Their Competitors Provide Superior
     ----------------------------------------------------------------------
     Internet-Related  Offerings or Continue to Have Greater Resources Than
     -----------------------------------------------------------------------
     Our Operating Divisions Have
     ----------------------------

     Competition for Internet products and services is intense. As the market for e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Our operating divisions compete for a share of a customer's:

     o purchasing budget for services, materials and supplies with other online providers and traditional distribution channels;

     o dollars spent on consulting services with many established information systems and management consulting firms; and

     o advertising budget with online services and traditional off-line media, such as print and trade associations.

     In addition, some of our operating divisions compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our operating companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our operating divisions' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our operating companies. If our operating divisions are unable to compete successfully against their competitors, our operating companies may fail.

     Many of our operating divisions' competitors have greater brand recognition and greater financial, marketing and other resources than our operating divisions. This may place our operating divisions at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

         Dependence on Vendor Relationships
         -----------------------------------

     Our operating divisions are currently, and expect to be in the future, dependent on a number of vendor relationships. These relationships include arrangements relating to the creation of traffic on our affiliated Web sites and resulting generation of advertising and commerce-related revenue. The termination of, or the failure of such our affiliated Web sites to renew on reasonable terms, such relationships could have an adverse effect on our business, results of operations and financial condition. Our operating divisions also are generally dependent on other vendor relationships with advertisers, sponsors and partners. Most of these arrangements do not require future minimum commitments to use our services, are often not exclusive and are often short-term or may be terminated at the convenience of the other party. There can be no assurance that these vendors will not reassess their commitment to our operating divisions at any time in the future, or that they will not develop their own competitive services or products. Further, there can be no assurance that the services of these divisions will achieve market acceptance or commercial success and therefore there can be no assurance that our existing relationships will result in sustained or successful business partnerships or significant revenues for us.


         Some of Our Operating Divisions May Be Unable to Protect Their
         ---------------------------------------------------------------
         Proprietary Rights and May Infringe on the Proprietary Rights
         --------------------------------------------------------------
         of Others
         ----------

     Proprietary rights, particularly in the form of copyrights, are important to the success and competitive position of many of our operating divisions. Although our operating divisions seek to protect their proprietary rights, their actions may be inadequate to protect any trademarks, copyrights and other proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible for some of our operating divisions to control the dissemination of their work and use of their services. Some of our operating divisions also license content from third parties and it is possible that they could become subject to infringement actions based upon the content licensed from those third parties. Our operating divisions generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them. Any of these claims, with or without merit, could subject our operating divisions to costly litigation and the diversion of their technical and management personnel. If our operating divisions incur costly litigation and their personnel are not effectively deployed the expenses and losses incurred by our operating divisions will increase and their profits, if any, will decrease.


         Sources of Supply For Greattools.com
         -------------------------------------

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

     Gateway Holdings, Inc. The private equity fund managed by our Chairman Frederick T. Manlunas beneficially owns and controls 14.6% of the total outstanding shares of Global Sourcing Group. We are reliant on Mr. Manlunas' relationship with GSG for its Greattools.com's fulfillment needs.

         Our Operating Divisions That Publish or Distribute Content Over the
         -------------------------------------------------------------------
         Internet May Be Subject to Legal Liability
         -------------------------------------------

     Some of our operating divisions may be subject to legal claims relating to the content on their Web sites, or the downloading and distribution of this content. Claims could involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. In addition, some of the content provided by our operating divisions on their Web sites is drawn from data compiled by other parties, including governmental and commercial sources, and our operating divisions re-enter the data. This data may have errors. If any of our operating divisions' Web site content is
improperly  used  or  if  any  of  our  operating   divisions  supply  incorrect
information, it could result in unexpected liability. Any of our operating divisions that incur this type of unexpected liability may not have insurance to cover the claim or its insurance may not provide sufficient coverage. If our operating divisions incur substantial cost because of this type of unexpected liability, the expenses incurred by our operating divisions will increase and their profits, if any, will decrease.


         Our Operating Divisions' Computer and Communications Systems May Fail,
         ----------------------------------------------------------------------
         Which May Discourage Content Providers From Using Our Operating
         ---------------------------------------------------------------
         Divisions' Systems
         ------------------

     All of our operating divisions' businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems. Any system interruptions that cause our operating divisions' Web sites to be unavailable to Web browsers may reduce the attractiveness of our operating divisions' Web sites to third party content providers. If third party content providers are unwilling to use our operating divisions' Web sites, our business, financial condition and operating results could be adversely affected. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.


         Our Business May Be Disrupted If They Are Unable To Upgrade Their
         -----------------------------------------------------------------
         Systems To Meet Increased Demand
         --------------------------------

     Capacity limits on some of our operating divisions' technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use.

     As traffic on our operating divisions' Web sites continues to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Our operating divisions may be unable to accurately project the rate of increase in use of their Web sites. In addition, our operating divisions may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate increased use of their Web sites. If our operating divisions are unable to appropriately upgrade their systems and network hardware and software, the operations and processes of our operating divisions may be disrupted.


         Our Operating Divisions May Not Be Able To Attract A Loyal Base of
         ------------------------------------------------------------------
         Users To Their Web Sites
         ------------------------

     While content is important to all our operating divisions' Web sites, our operating divisions are particularly dependent on content to attract business. Our success depends upon the ability of these operating divisions to deliver compelling Internet content to their targeted users. If our operating divisions are unable to develop Internet content that attracts a loyal user base, the revenues and profitability of our operating divisions could be impaired. Internet users can freely navigate and instantly switch among a large number of Web sites. Many of these Web sites offer original content. Thus, our operating divisions may have difficulty distinguishing the content on their Web sites to attract a loyal base of users.


         Our Operating  Divisions May Be Unable To Acquire Or Maintain Easily
         --------------------------------------------------------------------
         Identifiable Web Site Addresses or Prevent Third Parties From
         -------------------------------------------------------------
         Acquiring Web Site Addresses Similar to Theirs
         ----------------------------------------------

     Some of our operating divisions hold various Web site addresses relating to their brands. These operating divisions may not be able to prevent third parties from acquiring Web site addresses that are similar to their addresses, which could adversely affect the use by businesses of our operating divisions' Web sites. In these instances, our operating divisions may not grow as we expect. The acquisition and maintenance of Web site addresses generally is regulated by governmental agencies and their designees. The regulation of Web site addresses in the United States and in foreign countries is subject to change. As a result, our operating divisions may not be able to acquire or maintain relevant Web site addresses in all countries where they conduct business. Furthermore, the relationship between regulations governing such addresses and laws protecting trademarks is unclear.

         Some of Our Operating Divisions Are Dependent On Barter Transactions
         --------------------------------------------------------------------
         That Do Not Generate Cash Revenue
         ---------------------------------

     Our operating divisions' plans to enter into barter transactions in which they provide advertising for other Internet companies in exchange for advertising for the operating division. In a barter transaction the operating division will reflect the sales of the advertising received as an expense and the value of the advertising provided, in an equal amount, as revenue. However, barter transactions also do not generate cash revenue, which may adversely affect the cash flows of some of our operating divisions. Limited cash flows may adversely affect an operating company's abilities to expand its operations and satisfy its liabilities.


RISKS RELATING TO THE INTERNET INDUSTRY

         Concerns Regarding Security of Transactions and Transmitting
         ------------------------------------------------------------
         Confidential Information Over the Internet May Have An Adverse Impact
         ---------------------------------------------------------------------
         on Our Business
         ----------------

     We believe that concern regarding the security of confidential information transmitted over the Internet prevents many potential customers from engaging in online transactions. If our operating divisions that depend on such transactions do not add sufficient security features to their future product releases, our operating divisions' products may not gain market acceptance or there may be additional legal exposure to them.

     Despite the measures some of our operating divisions have taken, the infrastructure of each of them is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures imposed by any one of our operating divisions, he or she could misappropriate proprietary information or cause interruption in operations of the operating divisions. Security breaches that result in access to confidential information could damage the reputation of any one of our operating divisions and expose the operating division affected to a risk of loss or liability. Some of our operating divisions may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, our operating divisions' customers will become more concerned about security. If our operating divisions are unable to adequately address these concerns, they may be unable to sell their goods and services.

         Rapid  Technological Changes May Prevent Our Operating Divisions From
         ---------------------------------------------------------------------
         Remaining Current With Their Technical Resources and Maintaining
         -----------------------------------------------------------------
         Competitive Product and Service Offerings
         -----------------------------------------

     The markets in which our operating divisions operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Significant technological changes could render their existing Web site technology or other products and services obsolete. The e-commerce market's growth and intense competition exacerbate these conditions. If our operating divisions are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be adversely affected. To be successful, our operating divisions must adapt to their rapidly changing markets by continually improving the responsiveness, services and features of their products and services and by developing new features to meet the needs of their customers. Our success will depend, in part, on our operating divisions' ability to license leading technologies useful in their businesses, enhance their existing products and services and develop new offerings and technology that address the needs of their customers. Our operating divisions will also need to respond to technological advances and emerging industry standards in a cost-effective and timely manner.


         Government Regulations and Legal Uncertainties May Place Financial
         ------------------------------------------------------------------
         Burdens On Our Business and the  Businesses Of Our Operating Divisions
         ----------------------------------------------------------------------

     As of December 31, 2000, there were few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and e-commerce, which could decrease the revenue of our operating divisions and place additional financial burdens on our business and the businesses of our operating divisions.

     Laws  and  regulations   directly  applicable  to  e-commerce  or  Internet
communications are becoming more prevalent. For example, Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse effect on our business or those of our operating divisions, they add to the legal and regulatory burden faced by e-commerce divisions.

RISKS RELATING TO FUTURE OFFERINGS

         Shares Eligible For Future Sale By Our Current Shareholders May
         ---------------------------------------------------------------
         Decrease the Price of Our Common Stock
         --------------------------------------

     If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, in the public market following future offerings, then the market price of our common stock could fall. Restrictions under the securities laws and certain lock-up agreements limit the number of shares of common stock available for sale in the public market.


         Our Common Stock Price Is Likely to Be Highly Volatile
         ------------------------------------------------------

     The market price for our common stock is likely to be highly volatile as the stock market in general and the market for Internet-related stocks and the stock. The trading prices of many technology and Internet-related company stocks have seen significant declines from their historical highs within past several months. The stocks of these companies have been highly volatile. We cannot assure you that our common stock will sustain its current market prices.

     The following factors will add to our common stock price's volatility:

     o actual or anticipated variations in our quarterly operating results and those of our operating divisions;

     o new sales formats or new products or services offered by us, our operating divisions and their competitors;

     o changes in our financial estimates and those of our operating divisions by securities analysts;

     o conditions or trends in the Internet industry in general and the e-commerce industry in particular;

     o announcements by our operating divisions and their competitors of technological innovations;

     o announcements by us or our operating divisions or our competitors of significant acquisitions, strategic partnerships or joint ventures;

     o changes in the market valuations of our operating divisions and other Internet companies;

     o    our capital commitments;

     o additions or departures of our key personnel and key personnel of our operating divisions; and

     o    sales of our common stock.

     Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.


EMPLOYEES

     As of March 31, 2001, we employed 35 full time individuals. We have 7 in management, 3 in sales and marketing and 25 in administration. Our employees are not unionized, and we consider our relations with our employees to be favorable.


ITEM 2. DESCRIPTION OF PROPERTY

     We lease our principal executive offices, as well as our administrative offices, which are located in a 1,084 square feet office facility in Encino, California at an annual rent of $24,715.20. This facility also houses our customer service, administrative and corporate center functions for Greattools.com and Soccersite.com. This lease will expire in June 2001.

     We also own a 12,000 square feet office building in Martinsville, Virginia, which serves as Neocom's principal executive offices. We acquired this property along with the acquisition of Neocom. This facility houses Neocom's customer service, administrative and corporate functions. Neocom's principal noteholders have a senior lien on the property. The lien on the property was a result of the working capital credit facility taken by Neocom against the property. The bank note is payable in monthly principal and interest installments of $6,400 or $76,800 per annum with the balance due September 2003.

      In addition, we lease a 7,200 square feet office facility in Lynchburg, Virginia which serves as FRE Enterprises and Computers By Design's executive offices. This facility houses Lynchburg.net's customer service, administrative and corporate functions at an annual rent of $46,200.

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


ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common Stock was traded over-the-counter and was quoted on the OTC Bulletin Board (symbol "SYTE") until December 15, 1999. On December 16, 1999, our common stock was temporarily de-listed from the NASD OTC Bulletin Board pending the effective date of our Form 10-SB registration statement. From December 16, 1999 to April 16, 2000, our common Stock was traded over-the-counter and was quoted on the National Quotations Board's Electronic Quotation Service "Pink Sheets." On April 16, 2000, we resumed trading on the NASD OTC Bulletin Board. On July 14, 1999 we effected a 3-for-1 stock split. All prices listed below reflect this split.

         Set forth below are the high and low closing bid prices for our common stock for each quarterly period commencing September 30, 1998:

                                                       High              Low
                                                       ----              ---
1998
     For the quarter ended December 31, 1998           $1.00            $1.03
1999
     For the quarter ended March 31, 1999              $1.00            $1.03
     For the quarter ended June 30, 1999               $1.00            $1.03
     For the quarter ended September 30, 1999          $0.88            $3.75
     For the quarter ended December 31, 1999           $0.45            $2.19
2000
     For the quarter ended March 31, 2000              $1.25            $0.85
     For the quarter ended June 30, 2000               $2.00            $0.56
     For the quarter ended September 30, 2000          $0.91            $0.16
     For the quarter ended December 31, 2000           $0.34            $0.08

     Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.


RECORD HOLDERS

     The closing bid price for our common stock was $0.0625 on March 31, 2001. As of March 31, 2001 we had 125 shareholders of record. Additional holders of our Common Stock hold such stock in street name with various brokerage firms.


DIVIDENDS

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds for use in our business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2000 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

     In July 1999, we began to implement our current strategy of acquiring and investing in emerging Internet based enterprises to create a broad and diverse set of core Internet businesses that deliver a variety of online solutions. In addition to developing and integrating Internet-based technologies, our primary objective is to create a mix of Internet operating companies and Internet-related portfolio investments that will enhance the value of our core holdings.

     Our Internet services subsidiaries began providing Internet services to our customers in 1996 by providing Internet access and enhanced products and services to small and medium sized enterprises in selected high growth markets. We target primarily small and medium sized enterprise customers located in selected high growth secondary markets. We currently provide our customers with Internet access and enhanced products and services in the mid-Atlantic area of the United States. We have designed our comprehensive suite of enhanced products and services to meet the expanding needs of our customers and to increase our revenue per customer. The products and services we provide include:

o        Internet access services;
o        Web design services;
o        Web hosting services;
o        End to end e-commerce solutions;
o        Online marketing consulting; and
o        Management of mission critical Internet applications.

     On September 30, 1999, we sold all of the assets related to our international food distribution business, also known as Holland American International Specialties ("HAIS"). The acquirer of the assets was a partnership with the partners being a group of our stockholders. Given that the sale was not an arms-length transaction, we had the business valued by an independent appraiser to determine the fair value purchase price. The sales price was $900,000, which is to be paid as follows: 1) $200,000 is to be offset against our liability to the a stockholder, 2) $654,000 for the buyer's assumption of all trade, short-term and long-term liabilities, and 3) the remaining $46,000 in the form of a note payable in six annual installments of $15,333 each plus accrued interest at 8% per annum. We were required to defer the gain on this sale until such time as the purchasers are able to refinance the debt of HAIS. During the 2nd quarter of 2000 the purchasers were able to refinance the debt and we recognized a $314,515 gain on the sale of HAIS.

     On December 15, 1999, we completed the acquisition of Neocom Microspecialists, Inc., recently renamed, Sitestar.net, Inc. ("Neocom") in exchange for 6,782,353 shares of our common stock for 100% of the outstanding shares of Neocom. Effective upon the closing of the acquisition, we issued
4,782,353 shares of our common stock and have reserved 2,000,000 shares of common stock that we have agreed to issue on the second anniversary of the acquisition based on certain contingencies. The certain contingencies are related to potential unrecorded liabilities. Of the 6,782,353 shares issued for Neocom, 900,000 shares were issued in exchange for certain liabilities that the majority of Neocom's selling shareholders had agreed to assume based on a debt assumption agreement executed and delivered at the closing of the acquisition. In 2000, the purchase agreement was amended so that we assumed the debt that was originally to be assumed by the selling shareholders in exchange for the 900,000 shares. Neocom is an Internet service provider and Web development company based in Martinsville, Virginia. Neocom provides Internet access and other Internet services to approximately 6,000 customers in the Southern Virginia area.

      On November 22, 2000, we acquired of FRE Enterprises, Inc. and FRE Communications, Inc., both Virginia corporations (collectively doing business as "Lynchburg.net") in exchange for 16,583,980 shares of our common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, we issued 12,437,985 shares of our common stock and have reserved 4,145,995 shares of our common stock that we have agreed to issue on the third anniversary of the acquisition based on certain contingencies. The certain contingencies are related to potential unrecorded and unknown liabilities.
Lynchburg.net is an Internet service provider, web development and computer sales and service company based in Lynchburg, Virginia. As of December 31, 2000, Lynchburg.net provided Internet access, computer sales and service and other Internet services to approximately 4,000 customers in the Southern Virginia area.

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

     Our Internet service provider operating subsidiaries derive their income from the excess of the Internet service prices we charge our customers over the cost of service we pay our suppliers. Additionally, our retail customers pay for services by cash or credit card while we pay our suppliers on extended terms. As a result, we are able to increase our working capital between the time we receive payment for services and the time we are required to pay suppliers. We also generate income from the development of computer software for companies principally in the manufacturing industries and from sales from our retail computer store in Lynchburg, Virginia.

     We are operating under an oral agreement with our fulfillment centers and have no long-term obligations to continue the relationship with them if we deem, solely at our own discretion, that it is no longer in our best interest to continue the current arrangements. However, we intend to formalize official written fulfillment agreements with them as soon as practicable.

     We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. To address these risks, we must obtain sufficient operating capital, maintain and expand our customer base, continue to increase the products and services we offer, successfully implement our business, marketing and promotional strategies, continue to develop our order processing technology, respond to competitive developments in the Internet, and attract, retain and motivate qualified personnel. We cannot assure you that we will be successful in addressing these risks and our failure could be harmful to our business, prospects, financial condition and results of operations.

RESULTS OF OPERATIONS

Year ended December 31, 2000 versus Year ended December 31, 1999
----------------------------------------------------------------

     REVENUES. Revenue for the year ended December 31, 2000 increased by $1,710,888 or 764.7% from $223,749 for the year ended December 31, 1999 to $$1,934,637 for the same period in 2000. The significant increase in sales is due to recognizing a full year of revenue from our Neocom subsidiary in 2000 versus only 1 month in 1999 and the recognization of revenue from our Lynchburg.net subsidiary from November 22, 2000. With the acquisition of Lynchburg.net our revenues in 2001 are expected to increase substantially

     COST OF REVENUE. Cost of revenue for the year ended December 31 2000 increased by $830,733 or 665.3% from $124,859 for the year ended December 31, 1999 to $955,592 for the same period in 2000. The significant increase is due to the increase in revenue as described above. Our cost of revenue as a percentage of sales for the year ended December 31, 2000 has decreased to 49.4% from 55.8 in 1999. This decrease is due to an approximate 20% decrease in our telecommunications costs of our Neocom subsidiary and the fact that we have been able to service more customers for approximately the same fixed cost as incurred. We expect to further reduce our cost of revenue by lowering the telecommunication cost of our Lynchburg.net subsidiary.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2000 increased by $652,775 or 20.3% from $3,217,247 for the year ended December 31, 1999 to $3,870,022 for the same period in 2000. The increase is due to the expenses of our Neocom subsidiary for the full year in 2000 versus only one month in 1999, and the expenses of our Lynchburg.net subsidiary from November 22, 2000. In 1999, we took a charge to earnings of $2,000,000 related to stock given to our Chief Executive Officer for compensation. Included in selling, general and administrative expenses is amortization of intangible assets of $1,824,292.

     WRITE DOWN OF INTANGIBLE ASSETS. During the year ended December 31, 2000, we wrote down the value of our customer list and excess of cost over net assets acquired of our Neocom subsidiary in the amount of $1,080,000 and $780,000, respectively. In making such determination we estimated the future cash flow for our Neocom subsidiary for the life of the intangible assets which was less that the carrying value of such intangible assets. We then estimated the fair value of the intangible assets by calculating the discounted cash flow of our Neocom subsidiary and reduced the carrying value of the intangible assets accordingly.

      GAIN ON SALE OF ASSETS. During the year ended December 31, 2000, we sold certain assets of our Holland American International Specialties and Sitestar, Inc. divisions and recognized a gain on such sales of $314,515 and $49,316, respectively. No such assets sales occurred in 1999.

      INCREASE IN VALUE OF MARKETABLE SECURITIES. During the year ended December 31, 2000, we recognized $57,520 in realized gains on the sale of marketable securities and at December 31, 2000, we had recognized an unrealized loss of $11,709 related to equity securities we held at that date. No such gains were present in 1999.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 increased by $844,240 or 6,171.8% from $13,679 for the year ended December 31, 1999 to $857,919 for the same period in 2000. The significant increase is due to financing charges in the amount of $713,750 taken as a result of the preferable conversion feature associated with the convertible debentures issued in 2000 and the 500,000 warrants issued with the convertible debentures. After taking into account this financing charge, interest expense increased by $131,169 which is due to paying interest for a full year on the notes payable assumed in the Neocom acquisition and interest on the convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

     Our business plan has required, and is expected to continue to require, substantial capital to fund the growth of our operations, capital expenditures, and expansion of sales and marketing capabilities and acquisitions.

         On May 11, 2000 we issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and are due on May 1, 2001. The debentures are convertible into shares of our common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for our common stock during the 20 trading days immediately preceding the conversion date. In addition, we also issued three-year warrants to purchase an aggregate of 250,000 shares of our common stock at an initial exercise price of $0.77 per share. Due to the preferential conversion feature of these debentures we have recognized a financing charge of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price verses the number of shares issuable upon conversion at the market value at the date of issuance). In addition, the warrants issued in connection with these debentures have been valued at $121,543 using the Black-Scholes model and such expense will be recognized as financing costs over the term of the debentures.

      On August 14, 2000, we issued another two convertible debenture for an aggregate of $500,000 to the holders of the above-mentioned debentures for the same terms described above. The debenture bears interest at 12% per annum and is due on August 14, 2001. In connections with this debenture we have recognized a financing cost in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with this debenture at $13,332 using the Black-Scholes model. The expense related to the warrants will be recognized as financing costs over the term of the debenture.

      During the year ended December, 31, 2000, the holder of the debentures converted $243,500 in principal and $36,533 of accrued interest into 2,342,924 and 652,363, respectively, share of the Company's common stock. The holders of the debentures also intend to convert the remaining principal and accrued interest into common stock when we filed a Form SB-2 registering the shares underlying the conversion.

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

FORWARD LOOKING STATEMENTS

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to expand our customer base, make strategic acquisitions, general market conditions, and competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Item 7.  Financial Statements


                                      INDEX


                                                                           Page
                                                                           ----
INDEPENDENT AUDITORS' REPORT

   Report on financial statements as of and for the year ended              43
   December 31, 2000

   Report on financial statements for the year ended December 31, 1999      44

FINANCIAL STATEMENTS

   Consolidated Balance Sheet as of December 31, 2000                      45-46

   Consolidated Statements of Operations for the Years
      Ended December 31, 2000 and 1999                                      47

   Consolidated Statement of Stockholders' Equity for the
      Years Ended December 31, 2000 and 1999                                48

   Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2000 and 1999                                     49-50

   Notes to Consolidated Financial Statements                              51-70

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SITESTAR CORPORATION

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Sitestar
Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sitestar Corporation and subsidiaries as of December 31, 2000, and the results of their consolidated operations and their consolidated cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

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




                                    STONEFIELD JOSEPHSON, INC.
                                    Certified Public Accountants


Santa Monica, California
March 23, 2001

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SITESTAR CORPORATION

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Sitestar Corporation and Subsidiaries and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of consolidated operations and cash flows of Sitestar Corporation and subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

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





                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants


Los Angeles, California
April 8, 2000

                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $  289,294
   Marketable securities at market                                       563,811
   Accounts receivable, less allowance for
     doubtful accounts of $284,800                                       183,855
   Inventory                                                              92,863
  Other current assets                                                   100,859
                                                                      ----------
     Total current assets                                              1,230,682


PROPERTY AND EQUIPMENT, net                                              508,009
CUSTOMER LIST, net of accumulated amortization
   of $943,470                                                         1,193,530
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net of accumulated
   amortization of $640,601                                            2,185,457
OTHER ASSETS                                                             317,315
                                                                      ----------

TOTAL ASSETS                                                          $5,434,993
                                                                      ==========



The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, Continued
                                DECEMBER 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $    409,629
   Deferred revenue                                                     222,041
   Income taxes payable                                                  92,000
   Convertible debentures                                               756,500
   Note payable - stockholders, current portion                         136,874
   Notes payable, current portion                                        49,124
   Capital lease obligations, current portion                            27,809
                                                                   ------------

     Total current liabilities                                        1,693,977

NOTES PAYABLE - STOCKHOLDERS, less current portion                       51,308
NOTES PAYABLE, less current portion                                     427,696
CAPITAL LEASE OBLIGATIONS, less current portion                          23,842
                                                                   ------------

TOTAL LIABILITIES                                                     2,196,823
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (Note 8)                                     --

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                           --
   Common Stock, $0.001 par value, 75,000,000 shares
    authorized, 62,175,638 shares issued and outstanding                 62,176
   Additional paid-in capital                                        12,467,733
   Accumulated deficit                                               (9,291,739)
                                                                   ------------

     Total stockholders' equity                                       3,238,170
                                                                   ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                            $  5,434,993
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       2000            1999
                                                   ------------    ------------


REVENUE                                            $  1,934,637    $    223,749

COST OF REVENUE                                         955,592         124,859
                                                   ------------    ------------

GROSS PROFIT                                            979,045          98,890
                                                   ------------    ------------

OPERATING EXPENSES:
  Selling general and administrative expenses         3,870,022       3,217,247
  Write down of intangible assets                     1,860,000            --
  Loss from operations of business transferred
     under contractual obligations                       42,233         239,653
                                                   ------------    ------------

          TOTAL OPERATING EXPENSES                    5,772,255       3,456,900
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (4,793,210)     (3,358,010)
                                                   ------------    ------------

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                363,831            --
  Gain from marketable securities                        45,811            --
  Interest expense                                     (857,919)        (13,679)
                                                   ------------    ------------

          TOTAL OTHER INCOME (EXPENSES)                (448,277)        (13,679)
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                             (5,241,487)     (3,371,689)

 INCOME TAXES                                              --              --
                                                   ------------    ------------

NET LOSS                                           $ (5,241,487)   $ (3,371,689)
                                                   ============    ============

BASIC AND DILUTED LOSS PER SHARE                   $      (0.20)   $      (0.18)
                                                   ============    ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                 26,526,529      18,932,268
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                                                 SITESTAR CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                     Common Stock          Additional      Note
                                                  ---------------------     Paid-in     Receivable   Accumulated
                                                    Shares       Amount     Capital     Stockholder    Deficit         Total
                                                  ----------   --------   -----------   ---------   ------------  -----------
Balance at December 31, 1998, as restated
  for a 3 to 1 stock split                        18,600,036   $ 18,600   $   609,200   $(71,657)   $ ( 678,563)  $  (122,420)

Cash contribution                                                             110,275                                 110,275
Issuance of common stock for cash                     53,362         54        49,946                                  50,000
Common stock issued for professional services        564,075        564       548,678                                 549,242
Common stock issued for investment                   160,000        160       159,840                                 160,000
Contribution of Sitestar Inc. 's net asset                                     91,664                                  91,664
Payment on note receivable - stockholder                                                   2,640                        2,640
Shares issued by principal stockholders
    to employee for compensation                                            2,000,000                               2,000,000
Common stock issued in connection with
    acquisition of Neocom Microspecialists, Inc.   4,782,353      4,782     4,777,571                               4,782,353
Net loss                                                                                             (3,371,689)   (3,371,689)
                                                  ----------   --------   -----------  ---------    ------------  -----------

Balance at December 31, 1999                      24,159,826     24,160     8,347,174    (69,017)    (4,050,252)    4,252,065

Common stock issued for professional services     10,049,400     10,049       758,538                                 768,587
Common stock issued for debt and interest          7,477,685      7,479       638,011                                 645,490
Common stock issued for executive salaries         8,950,742      8,951       436,885                                 445,836
Common stock issued in connection with
    acquisition of FRE Enterprises, Inc.          12,437,985     12,437     2,475,160                               2,487,597
Cancellation of common stock outstanding            (900,000)      (900)     (899,100)                               (900,000)
Repayment of note receivable                                                              69,017                       69,017
Financing costs associated with debentures                                    711,065                                 711,065
Net loss                                                                                             (5,241,487)   (5,241,487)
                                                  ----------   --------   -----------   ---------   ------------  -----------

Balance at December 31, 2000                      62,175,638   $ 62,176   $12,467,733   $       -   $(9,291,739)  $ 3,238,170
                                                  ==========   ========   ===========   =========   ============  ===========



The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                         2000            1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(5,241,487)   $(3,371,689)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization expense             1,618,376        118,775
     Write down of intangible assets                   1,860,000           --
     Loss from operations of business transferred
       under contractual arrangements                     42,233        239,653
     Common stock issued for services rendered           768,587        549,242
     Common stock issued for executive salaries          445,836      2,000,000
     Common stock issued for interest expense             39,931           --
     Gain on sale of assets                             (363,831)          --
     Gain recognized on marketable securities            (45,811)          --
     Purchase of marketable securities                  (820,000)          --
     Proceeds from sale of marketable securities         302,000           --
     Charge taken for loan financing costs               713,750           --
   (Increase) decrease in:
     Accounts receivable                                 (15,254)        (2,205)
     Inventory                                            11,793           --
     Other current assets                                 (4,613)       (43,350)
   Increase (decrease) in:
     Accounts payable and accrued expenses               (38,635)       150,398
     Deferred revenue                                      8,305           (733)
     Advances from stockholder                            24,450        194,459
                                                     -----------    -----------

Net cash used in operating activities                   (694,370)      (165,450)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (61,666)        (8,982)
   Purchase of investment                                (50,000)          --
   Cash acquired with acquisition of subsidiaries        253,385         27,026
   Repayment of advances from business transferred
     under contractual arrangements                         --           90,721
   Proceeds from sale of assets                           34,703           --
                                                     -----------    -----------

Net cash provided by investing activities            $   176,422    $   108,765
                                                     -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                        2000             1999
                                                     -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debentures              $ 1,000,000      $    --
   Payment of debenture acquisition costs               (110,000)
   Repayment of notes payable                            (63,772)       (56,427)
   Repayment of stockholder loan                         (19,206)         2,640
   Payment on capital lease obligation                   (45,108)        (4,475)
   Proceeds from sale of common stock                       --           50,000
   Capital contribution                                     --          110,275
                                                     -----------      ---------
Net cash provided by financing activities                761,914        102,013
                                                     -----------      ---------
NET INCREASE  IN CASH
   AND CASH EQUIVALENTS                                  243,966         45,328

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    45,328           --
                                                     -----------      ---------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                     $   289,294      $  45,328
                                                     ===========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2000 and 1999, the Company paid no income taxes and interest of approximately $82,000 and $14,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

During the year ended December 31, 2000 the Company (1) issued 10,049,400 shares of common stock for professional services valued at $768,588; (2) issued
7,477,685 shares of common stock in exchange for $605,559 in debt and liabilities and $39,931 for interest expense; (3) issued 8,950,742 shares of common stock for executive salaries of $445,836; (4) issued 12,437,985 shares of common stock for the acquisition of FRE Enterprises, Inc. at $2,487,597; and (5) canceled 900,000 shares of common stock which were previously issued in connection with the acquisition of Neocom valued at $900,000.

During the year ended December 31, 1999 the Company (1) acquired equipment totaling $18,000 with capital lease obligations; (2) issued 564,075 shares of common stock for services valued at $548,678; (3) issued 160,000 shares of common stock for a 9% investment in Qliq-on Corporation valued at $160,000; (4) issued 4,782,353 shares of common stock for the acquisition of Neocom valued at $4,782,353; and a group of stockholders contributed net assets of $91,664 from their acquisition of Sitestar Inc. as additional paid-in capital.

The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and Line of Business
     ---------------------------------
     Sitestar Corporation (formerly Interfoods Consolidated, Inc. and prior to that was formerly known as Holland American International Specialties ("HAIS")), (the "Company"), began operations on June 1, 1997, under a partnership agreement, and was incorporated in California on November 4, 1997. On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to "Sitestar Corporation." The Company was in the international specialty foods distribution business. In 1999, through the acquisition of two Internet Service Providers, the Company changed its focus from a food distribution company to an Internet holding company. The operations of the Company's Internet subsidiaries are located in the Mid-Atlantic region of the United States. The Company's corporate office is located in Encino, California.

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

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has recurring losses and negative cash flow from operations and at December 31, 2000 had negative working capital. However, during the last half of 2000, the Company generated positive cash flows from operations and with the acquisitions of FRE Enterprises, Inc. in November 2000, positive cash flows from operations are expected to increase. Although the Company has a working capital deficit of $463,295 at December 31, 2000, the convertible debentures of $756,500 are expected to be converted into the Company's common stock upon the completion of a Form SB-2 registering the shares underlying the conversion.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

     Principles of Consolidation
     --------------------------
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HAIS and Sitestar, Inc. to their respective dates of disposition, and Neocom Microspecialists, Inc. and FRE Enterprises, Inc. from their respective dates of acquisition. All intercompany accounts and transactions have been eliminated.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. At December 31, 2000, the Company used estimates in determining the realization of its customer list and excess cost over fair value of assets acquired. The Company estimates the recoverability of these assets by using undiscounted cash flows based on future operating activities. Actual results could differ from these estimates.

     Fair Value of Financial Instruments
     -----------------------------------
     For certain of the Company's financial instruments including cash, accounts receivable, marketable securities, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures, capital lease obligations and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

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

     Marketable Securities
     ---------------------
     The Company currently classifies all its marketable securities as trading, which are presented as current assets in the accompanying consolidated balance sheet. Securities accounted for as trading include investments in common stock of publicly traded companies and are reported at fair value, adjusted for changes in market value. Realized gains and losses and unrealized holding gains and losses, net of tax, on trading securities are included in the accompanying consolidated statements of operations. Realized gains or losses on the sale of securities are determined using the specific-identification method. During the year ended December 31, 2000, the Company recognized $57,520 in realized gains on the sale of marketable securities and at December 31, 2000, the Company had recognized an unrealized loss of $11,709 related to equity securities it held at that date.

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

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

     Impairment of Long-Lived Assets
     -------------------------------
     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate  that the related  carrying  amounts may not be  recoverable.  The
     Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

     Intangible Assets
     -----------------
     The Company continually monitors its intangible assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets, which gave rise to an assets carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset using the discounted cash flow method. The Company's intangible assets which consist of a customer list and excess cost over fair value of net assets acquired are being amortized over three and five years, respectively. Amortization expense for the customer list and excess cost over fair value of net assets acquired was $907,053 and $617,239, respectively, for the year ended December 31, 2000, and $36,417 and $23,352, respectively, for the year ended December 31, 1999. During the year ended December 31, 2000, the Company also wrote down $1,080,00 and $780,000 of the value of its customer list and excess cost over fair value of net assets, respectively, related to its Internet operations of Neocom Microspecialists, Inc. The total impairment loss of $1,860,000 resulted from the decrease in value of a subscriber due to competition and other sources available to customers to access the Internet.

     Deferred Revenue
     ----------------
     Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the month service is provided.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

     Revenue Recognition
     -------------------
     The Company recognizes revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Product revenue is recognized when the Company delivers the product to the customer and the Company believes that collectibility is probable. The Company usually has agreements with itscustomers to deliver the requested product for a fixed price. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post-contract customer support ("PCS") that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivables is probable. The estimated cost to the Company to provide such services is minimal and historically, the enhancements offered during the PCS period have been minimal. The Company sells PCS under a separate agreement. The agreements are for one to two years with a fixed number of hours of service for each month of the contract. The contract stipulates a fixed monthly payment, nonrefundable, due each month and any service hours incurred above the contractual amount is bill as incurred. Revenue is recognized under these agreements ratably over the term of the agreement. Revenue for services rendered in excess of the fixed monthly hours contained in the contracts are recognized as revenue as incurred.

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

     Advertising and Marketing Costs
     -------------------------------
     The Company expenses costs of advertising and marketing as they are incurred. Advertising and marketing expense for the years ended December 31, 2000 and 1999 was approximately $19,800 and $11,000, respectively.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

     Loss Per Share
     --------------
     In accordance with SFAS No. 128, "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive securities.

     Investment
     ----------
     In December 1999, the Company purchased a 9% equity interest in Qliq-on Corporation for 160,000 shares of the Company's common stock valued at $160,000. This investment is being accounted for using the cost method. In September 2000, the Company purchased a 4.74% interest in a limited liability company for $50,000. This investment is being accounted for using the equity method.

     Comprehensive Income
     --------------------
     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

     In June  1999,  the FASB  issued  SFAS No.  136,  "Transfer  of Assets to a
     Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." These statements are not applicable to the Company.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company does not expect the adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

     In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89, and 121." The Company does not expect the adoption of SFAS No. 138 to have a material impact, if any, on its financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is not applicable to the Company.

     In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first became convertible. Inasmuch as all debt instruments were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized and expensed in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27 could impact future financial statements, should the Company enter into such agreements.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2 - ACQUISITIONS

     Sitestar, Inc.
     --------------
     On July 27, 1999, a group of stockholders acquired 100% of the outstanding common stock of Sitestar, Inc., a Delaware corporation, in exchange for 3,491,428 shares of their issued and outstanding shares of the Company's common stock. Simultaneously, they contributed Sitestar Inc.'s net assets to the Company with the fair market value of the net assets acquired credited to additional paid-in capital on behalf of the stockholders who purchased Sitestar, Inc. The fair market value of the acquisition was determined by the net assets acquired. The Company did not record any goodwill since the Company was essentially a non-operating shell holding company at this time as a result of the approval to sell HAIS on July 15, 1999. In January 2000, certain assets and liabilities of this company were sold (see Note 3).

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
                                                            =================

     Neocom Microspecialists, Inc.
     -----------------------------
     On December 15, 1999, the Company completed the acquisition of Neocom Microspecialists, Inc., a Virginia corporation ("Neocom") in exchange for 6,782,353 shares of the Company's common stock for 100% of the outstanding shares of Neocom. Effective upon the closing of the acquisition, the Company issued 4,782,353 shares of its common stock. In addition, the Company is required to issue an additional 2,000,000 shares of its common stock on the second anniversary of the acquisition date. The shares are held back for any potential unrecorded liabilities. Of the 4,782,353 shares issued for Neocom, 900,000 shares were issued in exchange for certain liabilities amounting to approximately $900,000 that the majority of Neocom's selling shareholders had agreed to assume based on a debt assumption agreement. During 2000, the Company and the selling stockholders amended the original purchase agreement whereby the Company agreed assumed the approximately $900,000 of notes payable in exchange for the 900,000 share the Company's common stock.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2 - ACQUISITIONS, continued

     Neocom Microspecialists, Inc., continued
     ----------------------------------------
     The transaction was accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired was first be attributed to the customer list, which is being amortized over its three-year life, and then to excess of cost over fair value of net assets acquired which will be amortized over five years. The customer list has been determined by multiplying the current market value per customer times the number of customer purchased at the time of the acquisition.

     The fair value of assets acquired and liabilities assumed is summarized as follows:

           Cash                                                  $      12,963
           Other current assets                                        146,719
           Equipment, net                                              360,096
           Customer list                                             2,622,000
           Excess cost over fair value of net assets acquired        2,862,307
           Other assets                                                 31,614
           Current liabilities                                        (315,705)
           Notes payable                                              (854,407)
           Capital lease obligations                                   (83,234)
                                                                  ------------

           Purchase price                                        $   4,782,353
                                                                   ===========

     Lynchburg.net
     -------------
     On November 22, 2000, the Company acquired FRE Enterprises, Inc. and FRE Communications, Inc., both Virginia corporations (collectively doing business as "Lynchburg.net") in exchange for 16,583,980 shares of our common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, the Company issued 12,437,985 shares of common stock and has reserved 4,145,995 shares of common stock that the Company has agreed to issue on the third anniversary of the acquisition based on certain contingencies. The certain contingencies are related to potential unrecorded and unknown liabilities. The Company used the market price of its common stock at the acquisition date to determine the acquisition price of $2,487,597.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2 - ACQUISITIONS, continued

     Lynchburg.net, continued
     ------------------------
     The transaction was accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired was first attributed to the customer list, which is amortized over its three-year life, and then to excess of cost over fair value of net assets acquired which is amortized over five years. The customer list has been determined by multiplying the current market value per customer times the number of customer purchased at the time of the acquisition.

     The fair value of assets acquired and liabilities assumed is summarized as follows:


          Cash                                                 $     253,385
          Other current assets                                       147,561
          Equipment, net                                              98,710
          Customer list                                              595,000
          Excess cost over fair value of net assets acquired       1,703,741
          Current liabilities                                       (310,800)
                                                               -------------

          Purchase price                                       $   2,487,597
                                                               =============

     The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2000 and 1999 and reflects the results of operations of the Company as if the acquisitions of Sitestar, Inc., Neocom Microspecialists, Inc. and Lynchburg.net had been effective January 1, 1999. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

                                                     2000           1999
                                                 ------------   ------------
           Net sales                             $  3,282,979   $  3,832,217
           Gross profit                          $  1,971,779   $  1,693,976
           Selling, general, and
             administrative expenses             $  7,172,069   $  6,629,971
           Net loss                              $ (5,649,708)  $ (5,296,335)
           Basic loss per share                  $      (0.16)  $      (0.15)

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

     In January 2000, the Company sold certain assets and liabilities of Sitestar, Inc. for $34,703 in cash plus a note receivable in the amount of $10,000. The Company recognized a gain on sale of these certain assets of $49,316. The Company retained the "Sitestar" trademark and "Sitestar.com" URL.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 4 - PROPERTY AND EQUIPMENT

     The cost of property and equipment at December 31, 2000 consisted of the following:


         Land                                                 $     10,000
         Building                                                  213,366
         Computer equipment                                        341,996
         Furniture and fixtures                                     54,473
                                                              ------------
                                                                   619,835
         Less accumulated depreciation                            (111,826)
                                                              ------------
                                                              $    508,009
                                                              ============

     Depreciation expense was $94,084 and $59,006 for the years ended December 31, 2000 and 1999, respectively.


NOTE 5 - NOTE RECEIVABLE - STOCKHOLDER

     In 1997, the Company purchased for $2,800 the trade name "Wrap-It Up" and operated the business through April 1998. In April 1998, the Company sold the business to a stockholder of the Company for $71,657, which was equal to the amount of the Company's investment (which was the cost of inventories used in the operations) at the time of sale. The sales price was consummated by the stockholder's issuance, to the Company, of a promissory note for the full sales price. The note receivable is due on demand, and secured by common stock of the Company, owned by the stockholder. During 1999, this note was reduced to $69,017 and in 2000, the note was repaid in connection with the sale of HAIS. The note receivable is presented as a reduction to stockholders' equity in the accompanying consolidated financial statements.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 6 - CONVERTIBLE DEBENTURES

     On May 11, 2000, the Company issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and are due on May 1, 2001. The debentures are convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share. Due to the preferential conversion feature of these debentures the Company has recognized a financing charge of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price verses the number of shares issuable upon conversion at the market value at the date of issuance). In addition, the warrants issued in connection with these debentures have been valued at $121,543 using the Black-Scholes model. Since these debentures were convertible on issuance the preferential conversion costs were expensed immediately and the value of the options is being recognized as financing costs over the term of the debentures.

     On August 14, 2000, the Company issued another two convertible debenture aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except for the due date of August 14, 2001. In connections with these debentures the Company has recognized a financing charge in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model. Since these debentures were convertible on issuance the preferential conversion costs were expensed immediately and the value of the options is being recognized as financing costs over the term of the debentures.

     During the year ended December, 31, 2000, the holder of the debentures converted $243,500 in principal and $36,533 of accrued interest into 2,342,924 and 652,363, respectively, shares of the Company's common stock.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7 - NOTES PAYABLE

     Notes payable at December 31, 2000 consist of the following:

         13.0% - Bank note payable in monthly interest and principal payments of $1,784 and balance  due  December  2002.  The
         note is guaranteed  by a stockholder of the Company  and
         secured by a deed of trust against personal  residencies
         of three stockholders and the Company's building. Also,
         the bank has a blanket lien against all other current
         and future assets of Neocom.                                 $  138,040

         Prime plus 1.5% - Bank note payable in monthly  interest
         and principal payments of $6,400 and balance due September
         2003. The note is secured by a deed of trust against
         personal residencies of three stockholders and the
         Company's building. Also, the bank has a blanket lien
         against all other current and future assets of Neocom.          338,780
                                                                       ---------
         Total                                                           476,820

         Less current portion                                             49,124
                                                                      ----------
         Long-term portion                                            $  427,696
                                                                      ==========

     The future principal maturities of these notes are as follows:

           Year ending December 31,
                2001                                                  $   49,124
                2002                                                     183,008
                2003                                                     244,688
                                                                      ----------
                Total                                                 $  476,820
                                                                      ==========

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities for its corporate offices and retail store under non-cancelable operating leases. Total rent expense for the year ended December 31, 2000 and 1999 was $35,253 and $23,119, respectively. The Company also leases certain equipment under capital lease obligations. Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                     Capital       Operating
                                                    Leases          Leases
                                                 -------------   -------------
          Year ending December 31,
          2001                                   $      36,922   $      12,684
          2002                                          23,270               -
          2003                                           3,112               -
                                                 -------------   -------------


          Net Minimum Lease Payments                    63,304   $      12,684
                                                                 =============

          Less: Amounts Representing Interest          11,653
                                                 ------------
          Present Value of Net Minimum
            Lease Payments                             51,651
          Less: Current Portion                        27,809
                                                 ------------
          Long-Term Portion                      $     23,842
                                                 ============

     Included in property and equipment is capitalized lease equipment of $152,122 with accumulated amortization of $52,112 at December 31, 2000.

     Litigation
     ----------
     The Company is involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued

     Neocom Acquisition
     ------------------

     In connection with the Neocom acquisition, the Company is required to issue an additional 2,000,000 shares of its common stock on the second anniversary of the acquisition date, if no unforeseen contingencies arise. The purchase price will be adjusted, when and if, any of the 2,000,000 shares are issued.

     Lynchburg.net Acquisition
     -------------------------

     In connection with the Lynchburg.net acquisition, the Company is required to issue an additional 4,145,995 shares of its common stock on the third anniversary of the acquisition date, if no unforeseen contingencies arise. The purchase price will be adjusted, when and if, any of the 4,145,995 shares are issued.


NOTE 9 - STOCKHOLDERS' EQUITY

     Classes of Shares
     -----------------
     On July 6, 1999, the Company's Articles of Incorporation authorize the issues of up to 85,000,000 shares, consisting of 10,000,000 shares of Preferred Stock, which have a par value of $0.001 per share and 75,000,000 shares of common stock, which have a par value of $0.001.

     Preferred Stock
     ---------------
     Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of December 31, 2000, the Company's Board of Directors has not issued any Preferred Stock.

     Common Stock Splits
     -------------------
     On July 6, 1999, the Company's Board of Directors approved a 3-to-1 stock split increasing the number of shares outstanding from 6,200,012 to 18,600,036. All applicable share and per share data presented have been adjusted for the stock splits.

     Common Stock
     ------------
     In August 1999, three principal stockholders of the Company transferred 1,926,170 shares of their issued and outstanding Company common stock to a Company employee for compensation. The Company has recorded the transaction as compensation expense and additional paid-in capital at the fair market value of the Company's common stock on the date of the transfer which was approximately $2,000,000.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 10 - STOCKHOLDERS' EQUITY, continued

     Common Stock, continued
     -----------------------
     On December 15, 1999, the Company issued 4,782,353 shares of its common stock in connection with the acquisition of Neocom valued at $4,782,353, which was the fair market value of the Company's common stock at the date of acquisition times the number of shares issued.

     On December 27, 1999, the Company issued 160,000 shares of its common stock for a 9% investment in Qliq-on Corporation valued at $160,000, which was the fair market value of the Company's common stock on the transaction date times the number of shares issued.

     During 1999, the Company sold 53,362 shares of common stock to an investor for $50,000 and received $110,275 as a capital contribution from existing stockholders. Also during 1999, the Company issued 564,075 shares of common stock for services valued at $549,242. The issuance of these shares was valued at the fair market value of the Company's common stock at the date shares were issued.

     On January 18, 2000 the Company canceled 900,000 shares of common stock issued in connection with the acquisition of Neocom valued at $900,000. These shares were canceled because the Company and the Neocom stockholders amended the original purchase agreement whereby the Company agreed to assume approximately $900,000 of notes payable that was originally to be assumed by the Neocom stockholders in exchange for the 900,000 shares of the Company's common stock originally issued to the Neocom shareholders who were to assume this debt.

     During the year ended December 31, 2000 the Company issued 10,049,400 shares of common stock for professional services valued at $768,588, which was the fair market value (discounted for tradability restrictions) of the share issue based on the closing price of the Company's common stock on the date of issuance, and issued 7,477,685 shares of common stock in exchange for $605,559 in debt and liabilities and $39,931 for interest expense of which 955,804 shares were for the conversion of $77,559 of advances due to an officer of the Company.

     On November 22, 2000, the Company issued 12,437,985 shares of common stock for the acquisition of FRE Enterprises, Inc. at $2,487,597.

     On December 27, 2000 the Company issued 8,950,742 shares of common stock for executive salaries of $445,836, which was the fair market value (discounted for tradability restrictions) of the share issue based on the closing price of the Company's common stock on the date of issuance.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 10 - INCOME TAXES

     The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2000 and 1999 is as follows:

                                                    2000              1999
                                             ------------------  ---------------
         Federal income tax rate                      34.0%             34.0%
         Effect of net operating loss                (34.0)%           (34.0)%
                                             ---------------     -------------
         Effective income tax rate                     0.0%              0.0%
                                             ==============      ============

     Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 are as follows:

         Loss carry forwards                                  $   3,348,000
         Less valuation allowance                                (3,348,000)
                                                              -------------
                                                              $           -
                                                              =============

     At December 31, 2000, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the years ended December 31, 2000 and 1999, was an increase of $2,040,000 and $1,145,000, respectively. Net operating loss carry forwards of approximately $9,000,000 expire starting in 2012.

NOTE 11 - RELATED PARTY TRANSACTIONS

     Stockholder Advances
     --------------------
     A majority stockholder of the Company has advanced $227,609 for operating funds. An officer of Sitestar, Inc. advanced the Company $47,150 for operating funds. The advances are non-interest bearing and due on demand.

     Note Payable - Stockholder
     --------------------------
     As part of the acquisition of Neocom, the Company assumed six notes payable to the former owners, who are current stockholders of the Company, in the amount of $307,388. During 2000, two notes representing $100,000 plus accrued interest of $13,398 were converted into 107,844 share of the Company's common stock. The remaining four notes bear interest ranging from 8.13% to 10.0%. Principal payments on the notes in 2001, 2002, 2003 and 2004 are $136,874, $19,764, $19,764 and $11,780, respectively.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 11 - RELATED PARTY TRANSACTIONS, continued

     Leases
     ------
     The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a month-to-month basis. For the year ended
     December 31, 2000, the Company paid this stockholder $7,700 for rent on this office building.

NOTE 12 - SEGMENT INFORMATION

     The Company has four business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into four reportable segments:
     Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operating of the other business units. The Corporate group also arranges financing for the entire organization. The Internet group provides Internet access to customers in the Martinsville and Lynchburg, Virginia areas. The Development group provides customer software programming to companies, principally in the manufacturing industries. The Retail group operates a retail computer store in Lynchburg, Virginia as well as providing computer training to customers.

     The Company  evaluates the  performance of its operating  segments based on
     income  from   operations,   before  income  taxes,   accounting   changes,
     non-recurring items, and interest income and expense.

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table for the years ended December 31, 2000 and 1999:

                                                  December 31, 2000
                              -------------------------------------------------------------------
                               Corporate      Internet     Development    Retail     Consolidated
                             -----------    ------------  ------------   ---------  -------------
      Revenue                $         -    $  1,603,204  $    225,836   $ 105,597  $   1,934,637
      Operating loss         $(1,635,933)   $ (3,077,180) $    (79,443)  $    (654) $  (4,793,210)
      Depreciation and
        amortization         $     3,303    $  1,607,489  $      6,994   $     590  $   1,618,376
      Interest expense       $   766,340    $     91,618  $          -   $     (39) $     857,919
      Identifiable assets    $   983,886    $  4,139,412  $     32,880   $ 278,815  $   5,434,993

                      SITESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 12 - SEGMENT INFORMATION, continued

                                                  December 31, 1999
                             --------------------------------------------------------------------
                               Corporate        Internet   Development      Retail   Consolidated
                             -----------    ------------  ------------   ---------  -------------
      Revenue                $         -    $    203,138  $     20,611   $       -  $     223,749
      Operating loss         $(3,119,895)   $   (219,310) $    (18,805)  $       -  $  (3,358,010)
      Depreciation and
        amortization         $    42,685    $     75,507  $        583   $       -  $     118,775
      Interest expense       $         -    $     13,679  $          -   $       -  $      13,679
      Identifiable assets    $   853,625    $  5,990,952  $     44,156   $       -  $   6,888,733


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         For the fiscal years ended December 31, 1999 and 1998 and the interim period subsequent to December 31, 1999, the firm of Merdinger, Fruchter, Rosen & Corso, P.C. ("MFRC") served as our auditors. Effective February 13, 2001, our Board of Directors approved the change of accountants. On February 13, 2001, our management dismissed MFRC and engaged Stonefield Josephson, Inc. of Santa Monica, California, as our independent public accountants to audit our financial statements for the fiscal year ended December 31, 2000.

         During the period of engagement of MFRC there were no disagreements between us and MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of MRFC) would have caused MFRC to make reference in connection with their report to the subject matter of the disagreements. The accountants' report on our financial statements for the fiscal years ended December 31, 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to our ability to continue as a going concern.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

     Our current directors, executive officers and key employees are as follows:


            Name                Age                Position
            ----                ---                --------
     Frederick T. Manlunas      32     Chairman of the Board and Managing
                                        Director

     Clinton J. Sallee          28     President and Chief Executive Officer

     Kevorak Zoryan             27     Director


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

     Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued thereunder, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2000, all of our executive officers and directors complied with the requirements of
Section 16 (a).


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid to our executive officers for the three fiscal years ended December 31, 2000.

                                                                 Other       Long-term
     Name and                                                   Annual      Compensation
Principal Position        Year    Salary ($)    Bonus ($)    Compensation      Awards
------------------        ----    ----------    ---------    ------------   ------------
Frederick T.              2000      120,000        68              -             -
Manlunas (1)              1999      91,500          -              -             -
Chairman of the           1998      96,000          -              -             -
Board

Clinton J.                2000      120,000      226,200           -             -
Sallee (1)                1999         -            -              -             -
President & Chief         1998         -            -              -             -
Executive Officer

----------
(1) In 2000, Mr. Manlunas was paid a cash salary of $6,500 and was given 5,584,746 shares of our common stock valued at $268,068 as payment for the remainder of his 2000 salary and bonus and for unpaid 1999 and 1998 salaries.

(2) In 2000, Mr. Sallee was paid a cash salary of $13,932 and was given 6,584,746 shares of our common stock valued at $332,268 as payment for the remainder of his 2000 salary and bonus.


ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2000 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) the our executive officers and directors as a group.

Name and Address of                   Number of Shares             Percent
 Beneficial Owner                    Beneficially Owned (1)       of Class (2)
-----------------                    ----------------------       ------------


Frederick T. Manlunas                    9,579,805                  15.41%
16133 Ventura Blvd., Suite 635
Encino, CA  91436

Clinton J. Sallee                        8,410,916                  13.52%
16133 Ventura Blvd., Suite 635
Encino, CA  91436

Kevorak Zoryan                                  -0-                    *
16133 Ventura Blvd., Suite 635
Encino, CA  91436

Frank and Julie Erhartic                12,437,985                  20.00%
7109 Timberlake Road
Lynchburg, VA  24502

All  directors  and  officers           17,990,721                  28.93%
as a  group  (3 persons)

-------------
* Less than 1%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 62,175,638 shares of common stock outstanding as of December 31, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective as of September 30, 1999 we sold the non-Internet assets of Holland American International Specialists to IFCO Group, LLC, whose members consist of certain shareholders of the Company, including Frederick T. Manlunas, our Chairman of the Board. We retained the assets consisting of the Internet web site Holland-American.com. Holland American International Specialties will continue to serve as Holland-American.com's exclusive fulfillment center. The purchase consideration for the non-Internet assets of Holland American International Specialties was $900,000 and was based upon a business appraisal by an independent third party appraiser. The consideration included $200,000 which was to be offset against the Company's liability to Mr. Manlunas for services rendered in connection to the acquisition of Sitestar, Inc., the assumption of $654,000 of liabilities and a promissory note in the amount of $46,000. The note bears interest at a rate of 8% per annum, and is payable in annual installments of $15,333, and is due and payable on September 30, 2002. The note is secured by HAIS' accounts receivable and inventory.

         On September 30, 1999, we sold our minority equity interest in Sierra Madre Foods to IFCO Group, LLC for $200,000. The consideration was paid in the form of assumption of $160,000 of debt related to the investment and the balance of$40,000 was paid by a promissory note payable in three annual installments of $13,334 each. The note bears interest at a rate of 8% per annum. The purchase consideration was equal to our original investment in January 1999.

         On July 1999, a majority of our shareholders, including our Chairman, Mr. Manlunas, acquired all the issued and outstanding shares of Sitestar, Inc., a Delaware corporation, in exchange for 3,491,428 shares of our common stock owned by those shareholders. Simultaneous with the closing of this transaction, those shareholders contributed the issued and outstanding shares of Sitestar, Inc. to us as contributed capital. Sitestar, Inc. is a Web development, design and hosting company formed in 1996 and is based in Annapolis, Maryland.

         In August 1999, we acquired substantially all of the assets of Greattools.com in exchange for 49,000 shares of our common stock. We acquired the assets of Greattools.com from Global Sourcing Group, Greattools.com's current fulfillment center. Gateway Holdings, Inc., a private investment company managed by our Chairman Frederick Manlunas, has a 14.6% equity ownership in Global Sourcing Group.

         In January 1999, Mr. Manlunas, a major stockholder of the Company, loaned $80,300 to the Company for use as working capital based on an oral agreement. The amounts owed to Mr. Manlunas are not accruing interest, and are due and payable upon demand. To date, the Company has made no payments to Mr. Manlunas in satisfaction of this obligation.

         In October 2000, we issued 100,000 shares of our common stock to Clinton J. Sallee, our president and chief executive officer, valued at $21,000 in lieu of back and accrued compensation. The issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

         In December 2000, we issued 5,584,746 shares of our common stock to Frederick Manlunas, our Executive Chairman, valued at $268,068 in lieu of back and accrued compensation. The issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

         In December 2000, we issued 6,484,746 shares of our common stock to Clinton J. Sallee, our president and chief executive officer, valued at $311,268 in lieu of back and accrued compensation. The issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX

       The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit                                  Description                       Filed
-------                                  -----------                       -----

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

2.4       Asset Sale and Agreement re divestiture of Sierra Madre
           Foods, Inc., dated  September 30, 1999                            *

2.5       Letter of Intent to Acquire Eastern Shore Net, dated
           August 17, 1999                                                   *

2.6       Letter of Intent to Acquire Neocom  Microspecialists,
           Inc., dated September 2, 1999                                     *

2.7       Plan and Agreement of Share Exchange, re acquisition of Neocom
          Micro-specialists, Inc., dated December 15, 1999                   *

2.8       Neocom Debt Assumption Agreement dated December 15, 1999           *

3.1(i)    Articles of Incorporation of the Registrant (December 17, 1992)    *

Exhibit                                  Description                       Filed
-------                                  -----------                       -----

3.1(ii)   Amended Articles of Incorporation (July 29, 1998)                  *

3.1(iii)  Amended Articles of Incorporation (October 26, 1998)               *

3.1(iv)   Amended Articles of Incorporation (July 14, 1999)                  *

3.1(v)    Amended Articles of Incorporation (July 28, 1999)                  *

3.2(I)    By-laws of the Registrant (December 17, 1992)                      *

21        Subsidiaries of the Registrant                                     *

99        Lease for Corporate Office                                         *


     *        Previously filed.
     F        Filed herewith



Reports filed on Form 8-K


      On a Current Report on Form 8-K filed on December 7, 2000 we announced that effective November 22, 2000, we have consummated the acquisition of FRE Enterprises, Inc. and FRE Communications, Inc., both Virginia corporations (collectively doing business as "Lynchburg.net") in exchange for 16,583,980 shares of our common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, we issued 12,437,985 shares of our common stock and have reserved 4,145,995 shares of common stock that we have agreed to issue on the third anniversary of the acquisition based on certain contingencies.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SITESTAR CORPORATION

                                         /s/ FREDERICK T. MANLUNAS
                                     By: -------------------------------
                                         Frederick T. Manlunas
                                         CHAIRMAN OF THE BOARD



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                      Title                      Date

 /s/ FREDERICK T. MANLUNAS
---------------------------
   Frederick T. Manlunas        Chairman of the Board           April 16, 2001


   /s/ CLINTON J. SALLEE
---------------------------
     Clinton J. Sallee          President and Chief Executive   April 16, 2001
                                 Officer

   /s/ KEVORAK ZORYAN
---------------------------
       Kevorak Zoryan           Director                        April 16, 2001

                                         EXHIBIT INDEX
   Exhibit                               Description                                                Filed
2.1.1           Agreement and Plan of Reorganization, dated October 25, 1998                          *
2.2.1           Agreement and Plan of Reorganization, dated July 27, 1999                             *
2.3             Asset Sale and Agreement re divestiture of Holland American Specialties, dated
                 September 30, 1999                                                                   *
2.4             Asset Sale and Agreement re divestiture of Sierra Madre Foods, Inc., dated
                 September 30, 1999                                                                   *
2.5             Letter of Intent to Acquire Eastern Shore Net, dated August 17, 1999                  *
2.6             Letter of Intent to Acquire Neocom Microspecialists, Inc., dated September 2, 1999    *
2.7             Plan and Agreement of Share Exchange, re acquisition of Neocom
                 Micro-specialists, Inc., dated December 15, 1999                                     *
2.8             Neocom Debt Assumption Agreement dated December 15, 1999                              *
3.1(i)          Articles of Incorporation of the Registrant (December 17, 1992)                       *
3.1(ii)         Amended Articles of Incorporation (July 29, 1998)                                     *
3.1(iii)        Amended Articles of Incorporation (October 26, 1998)                                  *
3.1(iv)         Amended Articles of Incorporation (July 14, 1999)                                     *
3.1(v)          Amended Articles of Incorporation (July 28, 1999)                                     *
3.2(I)          By-laws of the Registrant (December 17, 1992)                                         *
4.1             Lease for Corporate Office                                                            **
4.2             Convertible Debenture Purchase Agreement dated as of May 11, 2000 between
                 the investors named therein and the Registrant                                      ***
4.3             12% Convertible Debenture due May 11, 2001 made by the Registrant in
                 favor of New Millenium Capital Partners II, L.L.C.                                  ***
4.4             12% Convertible Debenture due May 11, 2001 made by the Registrant in
                 favor of AJW Partners, L.L.C.                                                       ***
4.5             Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New
                Millenium Capital Partners, L.L.C.                                                   ***
4.6             Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW
                 Partners, L.L.C.                                                                    ***
4.7             Registration Rights Agreement dated as of May 11, 2000 by and between
                 the Registrant and the investors named therein.                                     ***
4.8             Security Agreement dated as of May 11, 2000 by and between the
                 Registrant and the investors named therein.                                         ***
4.9             Stock Tender and Exchange Agreement, dated November 22, 2000,  by and  among
                 Sitestar Corporation and Frank and Julie Erhartic, the owners of FRE
                 Enterprises, Inc.                                                                  ****
21.1            Subsidiaries of the Registrant                                                        F
23.1            Consent of Stonefield Josephson, Inc.                                                 F
23.2            Consent of Merdinger Fruchter Rosen & Corso, P.C.                                     F

* Filed as an exhibit to the Registrant's Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999 and incorporated herein by reference.

** Filed as an exhibit to the Registrant's Form-10SB filed with the Securities and Exchange Commission on January 7, 2000 and incorporated herein by reference.

*** Filed as an exhibit to the Registrant's SB-2 Registration Statement, File No. 333-39660, filed on June 20, 2000 and incorporated herein by reference.

**** Filed as an exhibit to the Registrant's Form 8-K, filed on December 7, 2000 and incorporated herein by reference.

F    Filed herewith