Form 10QSB
period 2001-03-31
SITESTAR CORP
filed 2001-05-15
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 66,175,158 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                              SITESTAR CORPORATION
                                      Index

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet as of March 31, 2001         2-3

         Condensed Consolidated Statements of Operations for
         the three months ended March 31, 2001 and 2000                     4

         Condensed Consolidated Statements of Cash Flows for
         the three months ended March 31, 2001 and 2000                    5-6

         Notes to Condensed Consolidated Financial Statements              7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-12

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Change in Securities and Use of Proceeds                          13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 14

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $       217,218
   Marketable securities                                              677,012
   Accounts receivable, net                                           183,831
   Inventory                                                           81,230
   Other current assets                                                60,861
                                                              ---------------

     Total current assets                                           1,220,152

PROPERTY AND EQUIPMENT, net                                           463,226
DEFERRED LOAN COSTS                                                    46,097
CUSTOMER LIST, net                                                  1,064,998
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net                                         2,066,612
INVESTMENTS                                                           210,000
                                                              ---------------
TOTAL ASSETS                                                  $     5,071,085
                                                              ===============





See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, Continued
                                 MARCH 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $       389,523
   Deferred revenue                                                   138,482
   Convertible debenture                                              564,057
   Note payable - stockholders, current portion                       131,337
   Notes payable, current portion                                      52,125
   Capital lease obligations, current portion                          30,767
   Net liabilities of discontinued operations                          29,343
                                                              ---------------

     Total current liabilities                                      1,335,634
                                                              ---------------
NOTES PAYABLE - STOCKHOLDERS, less current portion                     46,367
NOTES PAYABLE, less current portion                                   412,335
CAPITAL LEASE OBLIGATIONS, less current portion                        13,036
                                                              ---------------

TOTAL LIABILITIES                                                   1,807,372
                                                              ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                            -
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 66,175,158 shares issued and outstanding               66,176
   Additional paid-in capital                                      12,615,554
   Accumulated deficit                                             (9,418,017)
                                                              ----------------

     Total stockholders' equity                                     3,263,713
                                                              ----------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                       $     5,071,085
                                                              ===============


See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                      2001             2000
                                                 -------------   -------------
REVENUE                                          $     861,595   $     357,925

COST OF REVENUE                                        277,756         173,524
                                                 -------------   -------------

GROSS PROFIT                                           583,839         184,401

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                               694,825         656,710

LOSS (GAIN) FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                                 -          42,233
                                                 -------------   -------------
LOSS FROM OPERATIONS                                  (110,986)       (514,542)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                     -          49,316
  Other income                                          83,204               -
  Increase in market value of marketable
    securities                                          41,242               -
  Interest expense                                    (102,773)        (37,569)
                                                 --------------  --------------
LOSS BEFORE DISCONTINUED
  OPERATIONS AND INCOME TAXES                          (89,313)       (502,795)

LOSS FROM OPERATIONS ON
  DISCONTINUED OPERATIONS                               36,965          11,576
                                                 -------------   -------------
LOSS BEFORE INCOME TAXES                              (126,278)       (514,371)

INCOME TAXES                                                 -               -
                                                 -------------   -------------
NET LOSS                                         $    (126,278)  $    (514,371)
                                                 ==============  ==============
BASIC AND DILUTED LOSS PER SHARE
  FROM CONTINUING OPERAIONS                      $       0.00    $       (0.02)

BASIC AND DILUTED LOSS PER SHARE
  FROM DISCONTINUED OPERATIONS                           0.00             0.00
                                                 -------------   -------------

BASIC AND DILUTED LOSS PER SHARE                 $       0.00    $       (0.02)
                                                 =============   ==============
WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                62,554,634      24,159,826
                                                 =============   =============

See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                          2001          2000
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $  (126,278)  $  (514,371)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation and amortization expense                  281,502       382,104
   Amortization of debt financing costs                    61,218             -
   Gain on the sale of assets                                   -       (49,316)
   Increase in market value of marketable securities      (41,242)            -
   Loss from operations of business transferred
     under contractual arrangements                             -        42,233
   Stock issued in lieu of compensation
      and professional fees                                42,582             -
   Value of common shares cancelled                       (83,204)            -
   Net purchases of marketable securities                 (71,959)            -
   (Increase) decrease in:
     Accounts receivable                                  (19,976)      (25,894)
     Inventory                                             11,633             -
     Other assets                                          39,998        (9,522)
   Increase (decrease) in:
     Accounts payable and accrued expenses               (112,106)       82,238
     Deferred revenue                                     (22,559)        5,557
     Advances from stockholder                                  -        59,427
                                                      -----------   -----------
Net cash used in operating activities                     (40,391)      (27,544)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (999)       (8,739)
   Proceeds from sale of assets                                 -        34,703
                                                      -----------   -----------
Net cash provided by (used in) investing activities          (999)       25,964
                                                      ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                             (12,360)       (4,581)
   Repayment of notes payable - stockholders              (10,478)            -
   Payment on capital lease obligation                     (7,848)       (8,342)
                                                      ------------  ------------
Net cash provided by (used in) financing activities       (30,686)      (12,923)
                                                      ------------  ------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                   (72,076)      (14,503)
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                    289,294        45,328
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                      $   217,218   $    30,825
                                                      ===========   ============

See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2001 and 2000, the Company paid no income taxes and interest of approximately $ 25,000 and $38,000, respectively.


NON-CASH INVESTING AND FINANCING TRANSCATIONS:

During the three months ended March 31, 2001, the Company converted $192,443 of the convertible debenture into 4,581,984 shares of common stock, issued 875,098 shares of common stock for professional services valued at $42,582 and canceled 1,457,562 shares of common stock valued at $83,204.





See the accompanying notes to the consolidated financial statements

                              SITESTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the "Company" or "Sitestar"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of March 31, 2001 the Company has outstanding 500,000 warrants to purchase shares of common stock at $0.77.

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 - CONVERTIBLE DEBENTURE

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

From inception to March 31, 2001, the holder of the debentures converted $435,943 in principal and $36,533 of accrued interest into 6,924,903 and 652,363, respectively, shares of the Company's common stock.


NOTE 4 - COST OF REVENUE

In the  first  quarter  of  2001,  the  Company  recognized  a  credit  from its
communication   supplier  of  approximately   $49,700  for  a  retroactive  rate
adjustment.


NOTE 5 - DISCONTINUED OPERATIONS

The Company has recently decided to spin off the content services division of its wholly owned subsidiary, Sitestar.net, Inc. into a separate public company focused in content development. The Company has accounted for this division as a discontinued operation in the accompanying financial statements. The Company does not expect to recognize a loss from the disposition of this division.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

         We are an Internet holding company and focus on acquiring and investing in Internet-based enterprises. Our mission is to develop our Internet operating subsidiaries and future investments in other Internet enterprises into highly focused and successful stand-alone Internet businesses. We intend to achieve a fast-track development process by tapping the services, support and knowledge of individuals and organizations that have extensive experience in developing Internet concepts and technologies.

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

         Our Internet services subsidiaries provide Internet services to our customers by providing Internet access and enhanced products and services to small and medium sized enterprises in selected high growth markets. We target primarily small and medium sized enterprise customers located in selected high growth secondary markets. We currently provide our customers with Internet access and enhanced products and services in the mid-Atlantic area of the United States. We have designed our comprehensive suite of enhanced products and services to meet the expanding needs of our customers and to increase our revenue per customer. The products and services we provide include:

o         Internet access services;
o         Web design services;
o         Web hosting services;
o         End to end e-commerce solutions;
o         Online marketing consulting; and
o         Management of mission critical Internet applications.

         Our Internet service provider operating subsidiaries derive their income from the excess of the Internet service prices we charge our customers over the cost of service we pay our suppliers. Additionally, our retail customers pay for services by cash or credit card while we pay our suppliers on extended terms. As a result, we are able to increase our working capital between the time we receive payment for services and the time we are required to pay suppliers. We also generate income from sales from our retail computer store in Lynchburg, Virginia.

         We just recently announced that we will spin off the content services division of our wholly owned subsidiary, Sitestar.net, Inc. into a separate public company focused in content development. This spin off should take place in the second or third quarter of 2001.

RESULTS OF OPERATION

Three Months Ended March 31, 2001 vs. March 31, 2000

REVENUES. Revenue for the three months ended March 31, 2001 increased by $503,670 or 140.7% from $357,925 for the three months ended March 31, 2000 to $861,595 for the same period in 2001. The increase is attributed to the acquisition of Lynchburg.net in November 2000, which generated revenue of approximately $380,000 for the three months ended March 31, 2001. The revenue from Sitestar.net for the three months ended March 31, 2001 also increased by approximately $124,000 when compared to the same period in 2000. Of this $124,000 increase, approximately $60,000 relates to the sales of ZipEd, which offers computer training to busy professionals.

COST OF REVENUES. Costs of revenue for the three months ended March 31, 2001 increased by $104,232 or 60.1% from $173,524 for the three months ended March 31, 2000 to $277,756 for the same period in 2001. Cost of revenue as a percentage of revenue decreased from 48.5% for the three months ended March 31, 2000 to 32.2% for the three months ended March 31, 2001. The decrease is attributed to lower communication costs. We were able to negotiate lower communications costs from our major supplier in throughout 2000 which as significantly improved our gross margin. In the first quarter of 2001, we recognized a credit from our communications supplier of approximately $49,700 for a retroactive rate adjustment. Without this adjustment cost of revenue for the three months ended March 31, 2001 as a percentage of revenue would have been 38%.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 2001 increased by $38,115 or 5.8% from $656,710 for the three months ended March 31, 2000 to $694,825 for the same period in 2001. The largest component of selling, general and administrative expenses is depreciation and amortization that amounted to $382,104 for the three months March 31, 2000 and $281,502 for the same period in 2001. The decrease in depreciation and amortization is due to the write down of intangible assets at December 31, 2000 of $1,860,000 related to assets of Sitestar.net which has resulted in a decrease in amortization expense going forward. The decrease in amortization of intangible assets at Sitestar.net is offset by increase in amortization of intangible assets established with the purchase of Lynchburg.net in November 2000. Excluding depreciation and amortization, selling general and administrative expenses increased by $138,717 for the three months ended March 31, 2001 as compared to the same period in 2000. This increase is due to the operating expenses associated with Lynchburg.net.

GAIN ON SALE OF ASSETS. During the three months March 31, 2000, we sold certain assets of our Sitestar, Inc. division and recognized a gain on such sale of $49,316. No such assets sale occurred in 2001.

OTHER INCOME. During the three months ended March 31, 2001, certain stockholders surrendered a total of 1,457,562 valued at $83,204. We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999. We claimed that the stockholders of Sitestar, Inc. made incorrect representation to us prior to our acquisition of Sitestar, Inc. and these stockholders have agreed to surrender approximately one half of the shares issued in connection with this acquisition.

INCREASE IN VALUE OF MARKETABLE SECURITIES. During the three months ended March 31, 2001, we recognized $41,242 in recognized gains on the increase in value of marketable securities. We have classified the marketable securities in our portfolio as trading securities. No such gains were present in 2000.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 increased by $65,204 or 173.6% from $37,569 for the three months ended March 31, 2000 to $102,773 for the same period in 2001. The increase is primarily attributed to the amortization of financing cost of $61,218 associated with the convertible debentures.


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

         From inception to March 31, 2001, the holder of the debentures converted $435,943 in principal and $36,533 of accrued interest into 6,924,903 and 652,363, respectively, shares of the Company's common stock. The holders of the debentures also intend to convert the remaining principal and accrued interest into common stock.

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

     Not applicable


Item 5.    Other Information

     Not applicable

Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

         On February 5, 2001, the Company filed Amendment No. 1 to the Current Report on Form 8-K dated November 22, 2000 (the "Report") relating to the Company's acquisition of FRE Enterprises, Inc. ("FRE"). The purpose of this Amendment was to amend Item 7(a) to provide the financial statements of FRE and
Item 7(b) to provide the required pro forma financial information relating to the business combination between the Company and FRE on September 30, 2000 that were unavailable at the time the Company filed the Report.

         On February 16, 2001 the Company filed a Current Report on Form 8-K announcing that effective February 13, 2001, the Board of Directors of the Company approved the change of accountants. On February 13, 2001, management of the Company dismissed Merdinger Fruchter Rosen & Corso, P.C. and engaged Stonefield Josephson, Inc. of Santa Monica, California, as its independent public accountants.



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


Date:  May 15, 2001