Form 10QSB
period 2001-06-30
SITESTAR CORP
filed 2001-08-14
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

             15303 VENTURA BLVD., SUITE 1510, SHERMAN OAKS, CA 91403
                    (Address of principal executive offices)

                                 (818) 380-8180
                           (Issuer's telephone number)

              16133 Ventura Boulevard, Suite 635, Encino, CA 91436 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 7, 2001 - 81,553,098 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                              SITESTAR CORPORATION
                                      Index

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2001       2-3

           Condensed Consolidated Statements of Operations for
           the three months ended June 30, 2001 and 2000                   4

           Condensed Consolidated Statements of Operations for
           the six months ended June 30, 2001 and 2000                     5

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2001and 2000                     6-7
           Notes to Condensed Consolidated Financial Statements           8-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10-14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              14

Item 2.    Change in Securities and Use of Proceeds                       14

Item 3.    Defaults Upon Senior Securities                                15

Item 4.    Submission of Matters to a Vote of Security Holders            15

Item 5.    Other Information                                              15

Item 6.    Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                15

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $        90,996
   Marketable securities                                              593,000
   Cash deposit for acquisition                                       150,000
   Accounts receivable, net                                           230,541
   Inventory                                                           86,629
   Other current assets                                               345,680
                                                              ---------------

     Total current assets                                           1,496,846

PROPERTY AND EQUIPMENT, net                                           455,506
DEFERRED LOAN COSTS                                                    10,000
CUSTOMER LIST, net                                                    936,466
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net                                         1,947,767
INVESTMENTS                                                           210,000
                                                              ---------------

TOTAL ASSETS                                                  $     5,056,585
                                                              ===============








       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, Continued
                                  JUNE 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $       272,908
   Deferred revenue                                                   118,691
   Convertible debenture                                              564,057
   Note payable - stockholders, current portion                       113,770
   Notes payable, current portion                                      49,124
   Capital lease obligations, current portion                          30,191
                                                              ---------------
       Total current liabilities                                    1,148,741

NOTES PAYABLE - STOCKHOLDERS, less current portion                     43,551
NOTES PAYABLE, less current portion                                   398,071
CAPITAL LEASE OBLIGATIONS, less current portion                        18,106
                                                              ---------------

TOTAL LIABILITIES                                                   1,608,469
                                                              ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                            -
   Common Stock, $.001 par value, 300,000,000 shares
    authorized, 80,371,696 shares issued and outstanding               80,372
   Additional paid-in capital                                      13,296,931
   Accumulated deficit                                             (9,929,187)
                                                              ----------------

     Total stockholders' equity                                     3,448,116
                                                              ---------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                       $     5,056,585
                                                              ===============



       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                     2001              2000
                                              ---------------   ---------------


REVENUE                                       $       919,959   $       386,783

COST OF REVENUE                                       386,653           196,719
                                              ---------------   ---------------

GROSS PROFIT                                          533,306           190,064

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            1,081,634           672,844
                                              ---------------   ---------------

LOSS FROM OPERATIONS                                 (548,328)         (482,780)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                    -           314,515
  Other income                                         13,313                 -
  Increase in market value of marketable
   securities                                          89,446                 -
  Interest expense                                    (65,601)          (65,634)
                                              ---------------   ---------------

LOSS BEFORE INCOME TAXES                             (511,170)         (233,899)

INCOME TAXES                                                -                 -
                                              ---------------   ---------------

NET LOSS                                      $      (511,170)  $      (233,899)
                                              ===============   ===============

BASIC AND DILUTED LOSS PER SHARE              $         (0.01)  $         (0.01)
                                              ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               68,749,662        24,358,223
                                              ===============   ===============



       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                     2001              2000
                                              ---------------   ---------------


REVENUE                                       $     1,832,133   $       816,387

COST OF REVENUE                                       714,633           436,385
                                              ---------------   ---------------

GROSS PROFIT                                        1,117,500           380,002

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            1,813,779         1,346,667

LOSS FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                                -            42,233
                                              ---------------   ---------------

LOSS FROM OPERATIONS                                 (696,279)       (1,008,898)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                    -           363,831
  Other income                                         96,517                 -
  Increase in market value of marketable
   securities                                         130,688                 -
  Interest expense                                   (168,374)         (103,203)
                                              ---------------   ---------------

LOSS BEFORE INCOME TAXES                             (637,448)         (748,270)

INCOME TAXES                                                -                 -
                                              ---------------   ---------------

NET LOSS                                      $      (637,448)  $      (748,270)
                                              ===============   ===============

BASIC AND DILUTED LOSS PER SHARE              $         (0.01)  $         (0.03)
                                              ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               65,669,261        24,259,024
                                              ===============   ===============

       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                            2001           2000
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $   (637,448)  $   (748,270)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation and amortization expense                     566,928        764,218
   Amortization of debt financing costs                       97,315         51,202
   Gain on the sale of assets                                      -       (363,831)
   Increase in market value of marketable securities        (130,688)             -
   Loss from operations of business transferred
     under contractual arrangements                                -         42,233
   Stock issued in lieu of compensation
      and professional fees                                  450,377        120,000
   Value of common shares cancelled                          (96,517)             -
   Net purchases of marketable securities                    101,499              -
   (Increase) decrease in:
     Accounts receivable                                     (46,686)       (34,016)
     Inventory                                                 6,234              -
     Other assets                                             56,270        (20,194)
   Increase (decrease) in:
     Accounts payable and accrued expenses                  (228,721)        71,931
     Deferred revenue                                       (103,350)        (1,655)
     Advances from stockholder                                     -              -
                                                        ------------   ------------
Net cash provided by (used in) operating activities           35,213       (118,382)
                                                        ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (7,418)       (21,587)
   Deposit paid for acquisition                             (150,000)             -
   Proceeds from sale of assets                                    -         34,703
                                                        ------------   ------------
Net cash provided by (used in) investing activities         (157,418)        13,116
                                                        -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from stockholder, net                                  -         24,450
   Proceeds from convertible debenture                             -         500,00
   Payment of loan fees                                            -        (50,000)
   Repayment of notes payable                                (29,625)       (27,906)
   Repayment of notes payable - stockholders                 (30,861)       (14,836)
   Payment on capital lease obligation                       (15,607)       (27,428)
                                                        -------------  -------------
Net cash provided by (used in) financing activities          (76,093)      (404,280)
                                                        -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (198,298)       299,014
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              289,294         45,328
                                                        ------------   ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $     90,996   $    344,342
                                                        ============   =============

       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2001 and 2000, the Company paid no income taxes and interest of approximately $ 33,000 and $44,000, respectively.


NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2000, the Company converted $377,372 of the convertible debenture into 812,353 shares of common stock.

During the six months ended June 30, 2001, the Company converted $192,443 of the convertible debenture into 4,581,984 shares of common stock, issued 2,193,674 shares of common stock for professional services valued at $93,377, issued 7,140,000 shares of common stock for officers' salaries of $357,000 and canceled 1,741,418 shares of common stock valued at $96,517. In addition, during the six months ended June 30, 2001, the Company entered into capital lease obligations of $12,253.

                              SITESTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the "Company" or "Sitestar"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of June 30, 2001 the Company has outstanding 500,000 warrants to purchase shares of common stock at $0.77.

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

As of June  30,  2001,  the  holder  of the  debentures  converted  $435,943  in
principal  and  $36,533  of  accrued   interest  into   6,924,903  and  652,363,
respectively, shares of the Company's common stock.

NOTE 4 - ACQUISITION AND DISPOSITION

On July 1, 2001, the Company acquired Advanced Internet Services, Inc. a North Carolina corporation which is a successor in interest to two sole proprietorships one having the same name as the corporation and the other with the name Professional Data Systems (collectively "ADVI") for $331,418 worth of Sitestar Corporation common stock; $150,000 cash and a non-interest bearing promissory note payable in 24 quarterly installments of $48,986. ADVI is an internet service provider located in Mt. Airy, North Carolina.

On July 16, 2001 the Company successfully spun off the content services division of its wholly owned subsidiary, Sitestar.net, Inc. into a separate public company, PageActive Holdings Inc. ("PAHI"), focused in content development. The Company owns 90% of PAHI and, therefore, will consolidate the financial statements of PAHI.

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

We just recently acquired Advanced Internet Services, Inc. ADVI is an internet service provider located in Mt. Airy, North Carolina. This acquisition will provide us with an expanded geographic footprint, broader management depth and enhanced profitability.

We successfully spun off the content services division of our wholly owned subsidiary, Sitestar.net, Inc. into a separate public company, PageActive Holdings Inc. focused in content development. We own 90% of PageActive and, therefore, will consolidate the financial statements of PageActive.

RESULTS OF OPERATION

Three months Ended June 30, 2001 vs. June 30, 2000
--------------------------------------------------

REVENUES. Revenue for the three months ended June 30, 2001 increased by $533,176 or 137.8% from $386,783 for the three months ended June 30, 2000 to $919,959 for the same period in 2001. The increase is attributed to the acquisition of Lynchburg.net in November 2000 which generated revenue of approximately $405,000 for the three months ended June 30, 2001. The revenue from Sitestar.net for the three months ended June 30, 2001 also increase by approximately $128,000 when compared to the same period in 2000.

COST OF REVENUES. Costs of revenue for the three months ended June 30, 2001 increased by $189,934 or 96.6% from $196,719 for the three months ended June 30, 2000 to $386,653 for the same period in 2001. Cost of revenue as a percentage of revenue decreased from 50.9% for the three months ended June 30, 2000 to 42.0% for the three months ended June 30, 2001. The decrease is attributed to lower communication costs. We were able to negotiate lower communications costs from our major supplier in the latter half of 2000 which has significantly improved our gross margin.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2001 increased by $408,790 or 60.8% from $672,844 for the three months ended June 30, 2000 to $1,081,634 for the same period in 2001. The largest component of selling, general and administrative expenses is depreciation and amortization that amounted to $382,114 for the three months June 30, 2000 and $285,426 for the same period in 2001. The decrease in depreciation and amortization is due to the write down of intangible assets at December 31, 2000 of $1,860,000 related to assets of Sitestar.net which has resulted in a decrease in amortization going forward. The decrease in amortization of intangible assets at Sitestar.net is offset by increase in amortization of intangible assets established with the purchase of Lynchburg.net in November 2000. Excluding depreciation and amortization, selling general and administrative expenses increased by $505,478 for the three months ended June 30, 2001 as compared to the same period in 2000. This increase is due to the operating expenses associated with Lynchburg.net, officers' salaries and professional fees.

GAIN ON SALE OF ASSETS. During the three months June 30, 2000, we sold all of the assets related to our international food distribution business, also known as Holland American International Specialties. We recognized a gain on such sales of $314,515. No such assets sale occurred in 2001.

OTHER INCOME. During the three months ended June 30, 2001, a certain stockholder surrendered a total of 283,856 shares of our common stock valued at $13,313. We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999.

INCREASE IN VALUE OF MARKETABLE SECURITIES. During the three months ended June 30, 2001, we recognized $89,446 in recognized gains on the increase in value of marketable securities. We have classified the marketable securities in our portfolio as trading securities. No such gains were present in 2000.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2001 decreased by $33 from $65,634 for the three months ended June 30, 2000 to $65,601 for the same period in 2001.


Six months Ended June 30, 2001 vs. June 30, 2000
------------------------------------------------

REVENUES. Revenue for the six months ended June 30, 2001 increased by $1,015,746 or 124.4% from $816,387 for the six months ended June 30, 2000 to $1,832,133 for the same period in 2001. The increase is attributed to the acquisition of Lynchburg.net in November 2000 which generated revenue of approximately $785,000 for the six months ended June 30, 2001. The revenue from Sitestar.net for the six months ended June 30, 2001 also increase by approximately $230,000 when compared to the same period in 2000.

COST OF REVENUES. Costs of revenue for the six months ended June 30, 2001 increased by $278,248 or 63.8% from $436,385 for the six months ended June 30, 2000 to $714,633 for the same period in 2001. Cost of revenue as a percentage of revenue decreased from 53.5% for the six months ended June 30, 2000 to 39.0% for the six months ended June 30, 2001. The decrease is attributed to lower communication costs. We were able to negotiate lower communications costs from our major supplier in the latter half of 2000 which has significantly improved our gross margin. In the first quarter of 2001, we received a credit from our communications supplier of approximately $49,700 for a retroactive rate adjustment. Without this adjustment cost of revenue for the six months ended June 30, 2001 as a percentage of revenue would have been 41.7%.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 2001 increased by $467,112 or 34.7% from $1,346,667 for the six months ended June 30, 2000 to $1,813,779 for the same period in 2001. The largest component of selling, general and administrative expenses is depreciation and amortization that amounted to $764,218 for the six months June 30, 2000 and $566,928 for the same period in 2001. The decrease in depreciation and amortization is due to the write down of intangible assets at December 31, 2000 of $1,860,000 related to assets of

Sitestar.net which has resulted in a decrease in amortization going forward. The decrease in amortization of intangible assets at Sitestar.net is offset by increase in amortization of intangible assets established with the purchase of Lynchburg.net in November 2000. Excluding depreciation and amortization, selling general and administrative expenses increased by $664,402 for the six months ended June 30, 2001 as compared to the same period in 2000. This increase is due to the operating expenses associated with Lynchburg.net, officers' salaries and professional fees.

GAIN ON SALE OF ASSETS. During the six months June 30, 2000, we sold certain assets of our Sitestar, Inc. division and sold all of the assets related to our international food distribution business, also known as Holland American International Specialties. We recognized a gain on both sales of $363,831. No such assets sale occurred in 2001.

OTHER INCOME. During the six months ended June 30, 2001, certain stockholders surrendered a total of 1,741,418 shares of our common stock valued at $96,517. We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999.

INCREASE IN VALUE OF MARKETABLE SECURITIES. During the six months ended June 30, 2001, we recognized $130,688 in recognized gains on the increase in value of marketable securities. We have classified the marketable securities in our portfolio as trading securities. No such gains were present in 2000.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 increased by $65,171 or 63.1% from $103,203 for the six months ended June 30, 2000 to $168,374 for the same period in 2001. The increase is primarily attributed to the amortization of financing cost of $97,315 associated with the convertible debentures offset by a reduction of interest expense at our Sitestar.net subsidiary as a result of the pay down of debt.


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

As of June 30, 2001, the holder of the debentures converted $435,943 in principal and $36,533 of accrued interest into 6,924,903 and 652,363, respectively, shares of the Company's common stock. The holders of the debentures also intend to convert the remaining principal and accrued interest into common stock.

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


Date:  August 13, 2001