Form 10QSB
period 2001-09-30
SITESTAR CORP
filed 2001-11-19
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001 - 82,752,260 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                              SITESTAR CORPORATION
                                      Index

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2001     2-3

         Condensed Consolidated Statements of Operations for
         the three months ended September 30, 2001 and 2000                 4

         Condensed Consolidated Statements of Operations for
         the nine months ended September 30, 2001 and 2000                  5

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended September 30, 2001 and 2000                 6-7

         Notes to Condensed Consolidated Financial Statements              8-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13-18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 2.  Change in Securities and Use of Proceeds                          18

Item 3.  Defaults Upon Senior Securities                                   18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 5.  Other Information                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                 19

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $       101,426
   Short-term Investments
533,018
   Accounts receivable, net                                           300,726
   Inventory                                                           81,860
   Other current assets                                                88,689
                                                              ---------------

     Total current assets                                           1,105,719

PROPERTY AND EQUIPMENT, net                                           448,602
CUSTOMER LIST, net                                                  1,012,102
EXCESS OF COST OVER FAIR VALUE OF
   NET ASSETS ACQUIRED, net                                         2,531,564
INVESTMENTS                                                           160,000
                                                              ---------------

TOTAL ASSETS                                                  $     5,257,987
                                                              ===============








       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, Continued
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $       402,041
   Deferred revenue                                                   136,957
   Convertible debentures                                             544,057
   Note payable - stockholders, current portion                       140,226
   Notes payable, current portion                                     127,003
   Capital lease obligations                                           27,184
                                                              ---------------
       Total current liabilities                                    1,377,468

NOTES PAYABLE - STOCKHOLDERS, less current portion                    482,342
NOTES PAYABLE, less current portion                                   372,037
CAPITAL LEASE OBLIGATIONS, less current portion                        12,750
                                                              ---------------

TOTAL LIABILITIES                                                   2,244,597
                                                              ---------------

COMMITMENTS AND CONTINGENCIES                                               -

MINORITY INTEREST                                                           -

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                            -
   Common Stock, $.001 par value, 300,000,000 shares
    authorized, 82,752,260 shares issued and outstanding               82,752
   Additional paid-in capital                                      13,362,502
   Accumulated deficit                                           (10,431,864)
                                                             ----------------

     Total stockholders' equity                                     3,013,390
                                                              ---------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                       $     5,257,987
                                                              ===============


       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                     2001            2000
                                              ---------------   ---------------
                                                 (Unaudited)       (Unaudited)


REVENUE                                       $     1,078,154   $       474,387

COST OF REVENUE                                       389,860           203,082
                                              ---------------   ---------------

GROSS PROFIT                                          688,294           271,305

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            1,066,345           743,710
                                              ---------------   ---------------

LOSS FROM OPERATIONS                                 (378,051)         (472,405)

OTHER INCOME (EXPENSES)
  Other income                                          1,297                 -
  Increase/(Decrease) in market value of
   marketable securities                              (41,482)           30,697
  Interest expense                                    (84,441)         (149,445)
                                              ---------------   ---------------

LOSS BEFORE INCOME TAXES                             (502,677)         (591,153)

INCOME TAXES                                                -                 -
                                              ---------------   ---------------

NET LOSS                                      $      (502,677)  $      (591,153)
                                              ===============   ===============

BASIC AND DILUTED LOSS PER SHARE              $         (0.01)  $         (0.02)
                                              ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               81,684,325        24,999,007
                                              ===============   ===============



       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                     2001            2000
                                              ---------------   ---------------
                                                 (Unaudited)       (Unaudited)



REVENUE                                       $     2,910,286   $     1,290,774

COST OF REVENUE                                     1,100,701           639,467
                                              ---------------   ---------------

GROSS PROFIT                                        1,809,585           651,307

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            2,883,915         2,090,377

LOSS FROM OPERATIONS OF BUSINESS
 TRANSFERRED UNDER CONTRACTUAL
 OBLIGATIONS                                                -            42,233
                                              ---------------   ---------------

LOSS FROM OPERATIONS                               (1,074,330)       (1,481,303)

OTHER INCOME (EXPENSES)
  Gain on sale of assets                                    -           363,831
  Other income                                         97,831                 -
  Increase in market value of marketable
   securities                                          89,206            30,697
  Interest expense                                   (252,832)         (252,648)
                                              ---------------   ---------------

LOSS BEFORE INCOME TAXES                           (1,140,125)       (1,339,423)

INCOME TAXES                                                -                 -
                                              ---------------   ---------------

NET LOSS                                      $    (1,140,125)  $    (1,339,423)
                                              ===============   ===============

BASIC AND DILUTED LOSS PER SHARE              $         (0.02)  $         (0.05)
                                              ===============   ===============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED               70,986,360        24,507,376
                                              ===============   ===============

       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                                                            2001           2000
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $ (1,140,125)  $ (1,339,423)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation and amortization expense                     861,338      1,147,082
   Amortization of debt financing costs                      107,315        148,792
   Gain on the sale of assets                                      -       (363,831)
   Increase in market value of marketable securities         (89,206)       (30,697)
   Loss from operations of business transferred
     under contractual arrangements                                -         42,233
   Stock issued in lieu of compensation
      and professional fees                                  508,328        224,313
   Value of common shares cancelled                          (96,517)             -
   Net proceeds (purchases) of marketable securities         169,999       (675,000)
   (Increase) decrease in:
     Accounts receivable                                     (71,670)        (7,925)
     Inventory                                                33,003              -
     Other assets                                             12,170          2,801
   Increase (decrease) in:
     Accounts payable and accrued expenses                  (108,380)       102,429
     Deferred revenue                                        (97,417)       (37,650)
                                                        ------------   ------------
Net cash provided by (used in) operating activities           88,838       (786,876)
                                                        ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (14,336)       (26,446)
   Acquisition of subsidiary, net of cash acquired          (131,608)             -
   Proceeds from sale of assets                                    -         34,703
                                                        ------------   ------------
Net cash provided by (used in) investing activities         (145,944)         8,257
                                                        -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from stockholder, net                                  -         24,450
   Proceeds from convertible debenture                             -      1,000,000
   Payment of loan fees                                            -       (110,000)
   Redemption of convertible debenture                       (10,000)
   Repayment of notes payable                                (46,289)       (45,719)
   Repayment of notes payable - stockholders                 (50,503)       (20,479)
   Payment on capital lease obligation                       (23,970)       (37,506)
                                                        -------------  -------------
Net cash provided by (used in) financing activities         (130,762)       810,746
                                                        -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (187,868)        32,127
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              289,294         45,328
                                                        ------------   -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $    101,426   $     77,455
                                                        ============   =============

       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2001 and 2000, the Company paid no income taxes and interest of approximately $43,000 and $74,000, respectively.


NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2000, the Company converted $150,000 of the convertible debenture into 777,443 shares of common stock.

During the nine months ended September 30, 2001, the Company converted $202,443 of the convertible debenture into 5,137,540 shares of common stock, issued 4,018,682 shares of common stock for professional services valued at $151,327, issued 7,140,000 shares of common stock for officers' salaries of $357,000 and canceled 1,741,418 shares of common stock valued at $96,517. In addition, during the nine months ended September 30, 2001, the Company entered into capital lease obligations of $12,253. In addition, the Company issued 6,021,818 shares of our common stock valued at $301,091 as part of the acquisition of Advance Internet in July 2001.

                              SITESTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the "Company" or "Sitestar"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of September 30, 2001 the Company has outstanding 500,000 warrants to purchase shares of common stock at $0.77.

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 - CONVERTIBLE DEBENTURE

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and are due on May 1, 2001. These convertible debentures are currently callable at anytime since it is past its maturity date. The debenture holders can call these debentures upon sufficient written advance notice as agreed upon in the convertible debenture agreement. The debentures are convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share. Due to the preferential conversion feature of these debentures the Company has recognized a financing charge of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price verses the number of shares issuable upon conversion at the market value at the date of issuance). In addition, the warrants issued in connection with these debentures have been valued at $121,543 using the Black-Scholes model. Since these debentures were convertible on issuance the preferential conversion costs were expensed immediately and the value of the options is being recognized as financing costs over the term of the debentures.

On August 14, 2000, the Company issued another two convertible debenture aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except for the due date of August 14, 2001. These convertible debentures are currently callable at anytime since it is past its maturity date. The debenture holders can call these debentures upon sufficient written advance notice as agreed upon in the convertible debenture agreement. In connections with these debentures the Company has recognized a financing charge in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model. Since these debentures were convertible on issuance the preferential conversion costs were expensed immediately and the value of the options is being recognized as financing costs over the term of the debentures.

As of September 30, 2001, the holder of the debentures converted $445,943 in principal and $36,533 of accrued interest into 7,480,459 and 652,363, respectively, shares of the Company's common stock.

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 4 - ACQUISITION AND DISPOSITION

On July 1, 2001, the Company acquired 100% of the equity and voting interest of Advanced Internet Services, Inc. a North Carolina corporation which is a successor in interest to two sole proprietorships one having the same name as the corporation and the other with the name Professional Data Systems (collectively "ADVI"). The results of operations of this entity are included in the Income Statement starting July 1, 2001. ADVI is an Internet service provider located in Mt. Airy, North Carolina. The purchase price was $935,980, which consisted of $150,000 in cash, 6,021,818 of the Company's common shares valued at $301,091 cash and a non-interest bearing promissory note for $1,199,990 payable in 24 quarterly installments of $49,995. However, due to the non-interest bearing nature of the note, we imputed a discount rate of 36% to calculate the present value of the note. This discount rate is an estimate of the company's current cost of capital. Based on this calculation, the present value of the non-interest promissory note is $484,889.

We believe the acquisition of ADVI, with about 3,000 subscribers, will enhance our primary strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging our service footprint. We also believe this transaction will open other acquisition opportunities for us to further increase our presence in the northern areas of North Carolina. This recent acquisition increases our Internet access customer base to over 15,000 subscribers. This acquisition includes a goodwill of $702,642 which is the premium we paid to have the opportunity to generate revenues and earnings in this market. Furthermore, this acquisition will generate us cost savings with the integration and consolidation of ADVI's corporate and administrative functions with our existing infrastructure. This estimated cost savings, along with the accretive nature of the transaction from an operating cash flow perspective, will further allow us to enhance our revenue streams and increase our operating cash flow.


On July 16, 2001 the Company successfully spun off the content services division of its wholly owned subsidiary, Sitestar.net, Inc. into a separate publicly-traded company, PageActive Holdings Inc. The purpose of the spin-off was to have a separate public company exclusively focused in content development. Page Active changed its name to TriVantage Group, Inc. ("TVGE") after the spin-off. The Company owns 90% of TVGE and, therefore, has consolidated the financial statements of TVGE. Minority interest represents the minority shareholders' proportionate share of the equity of TVGE. The accompanying consolidated financial statements do not reflect a minority interest liability as of September 30, 2001 as TVGE, on a stand-alone basis, had a shareholders' deficit as of such date. The accompanying consolidated statements of operations for the nine months ended September 30, 2001 do not reflect the minority interest's share of TVGE's losses for said period as the related accrual would result in the Company's recordation of a minority interest receivable.

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 5 - SEGMENT INFORMATION

The Company has four business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operations of the other business units. The Corporate group also arranges financing for the entire organization. The Internet group provides Internet access to customers in the Martinsville and Lynchburg areas in Virginia and Mt. Airy, North Carolina. The Development group provides customer software programming to companies, principally in the manufacturing industries. The Retail group operated a retail computer store in Lynchburg, Virginia as well as providing computer training to customers.

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2001 and 2000:

                                                 September 30, 2001
                           -------------------------------------------------------------
                           Corporate    Internet    Development   Retail    Consolidated
                           ----------   --------    -----------   ------    ------------
Revenue                    $        -   $2,163,188  $   226,888   $520,210  $ 2,910,286
Operating Loss/(Income)    $  902,690   $ (732,925) $    51,843   $(11,101) $   210,507
Depreciation and
   Amortization            $    2,831   $  806,639  $    51,683   $  2,670  $   863,823
Interest Expense           $  164,700   $   88,132  $         -   $      -  $   252,832
Identifiable Assets        $  842,221   $4,353,144  $    21,724   $ 40,898  $ 5,257,987

                                                 September 30, 2000
                           -------------------------------------------------------------
                           Corporate    Internet    Development   Retail    Consolidated
                           ----------   --------    -----------   ------    ------------
Revenue                    $       -    $1,110,066  $   180,708   $    -    $ 1,290,774
Operating Loss/(Income)    $  324,730   $ (178,051) $    38,750   $    -    $   185,429
Depreciation and
   Amortization            $  146,952   $1,080,241  $    68,681   $    -    $ 1,295,874
Interest Expense           $  178,309   $   74,339  $         -   $    -    $   252,648
Identifiable Assets        $1,186,765   $4,916,987  $    23,650   $    -    $ 6,127,402


                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 6 - PRO FORMA FINANCIAL INFORMATION - (unaudited)

The following table presents the unaudited pro forma condensed statement of operations for the nine months ending September 30, 2001 and 2000 and reflects the results of operations of the Company as if the acquisitions of Advance Internet had been effective January 1, 2000. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

                                              2001             2000
                                        -------------     -------------
                                         (Unaudited)        (Unaudited)
   Net Sales                            $   2,910,286     $  2,183,634
   Gross Profit                         $   1,809,585     $  1,187,988
   Selling, general and
      Administrative expenses           $   2,883,915     $  2,494,325
   Net Loss                             $  (1,140,125)    $ (1,498,679)
   Basic loss per share                 $       (0.02)    $      (0.06)

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

OVERVIEW

We are a technology holding company with a broad strategy of acquiring and investing in technology related enterprises. Our primary strategy is acquiring and operating small independent Internet Service Providers in the rural areas of the mid-Atlantic region. Our specific mission is to develop our operating ISP subsidiaries and future ISP acquisitions into a successful collaborative ISP network. We intend to achieve this success by harnessing the synergistic potentials that exists among these acquisitions by consolidating all the administrative functions and streamlining the corporate functions that may exist with each acquisition.

In July 1999, we began to implement our broader strategy of acquiring and investing in emerging technology-based enterprises to create a broad and diverse set of core electronic businesses that deliver a variety of online solutions. In addition to developing and integrating technology-based technologies, our broader objective is to create a mix of Internet operating companies and technology-related portfolio investments that will enhance the value of our core holdings.

Our Internet operating subsidiaries provide Internet services to our customers by providing Internet access and enhanced products and services to small and medium sized enterprises in selected high growth markets. We target primarily small and medium sized enterprise customers located in selected high growth secondary markets. We currently provide our customers with Internet access and enhanced products and services in the mid-Atlantic area of the United States. We have designed our comprehensive suite of enhanced products and services to meet the expanding needs of our customers and to increase our revenue per customer. The products and services we provide include:

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

We successfully spun off the content services division of our wholly owned subsidiary, Sitestar.net, Inc. into TriVantage Group, Inc., a separate public company exclusively focused in content development services. We own 90% of TriVantage and, therefore, will consolidate the financial statements of TriVantage.

RESULTS OF OPERATION

Three months Ended September 30, 2001 vs. September 30, 2000
------------------------------------------------------------

REVENUES. Revenue for the three months ended September 30, 2001 increased to $1,078,153 from $474,387. This is an increase of $603,766 or 127% from the three months ended September 30, 2000. The increase is attributed to the acquisitions of Lynchburg.net in November 2000 and Advance Internet in July 2001 which generated combined revenues of approximately $518,000 for the three months ended September 30, 2001. The revenue from Sitestar.net for the three months ended September 30, 2001 also increased by approximately $86,000 when compared to the same period in 2000.

COST OF REVENUES. Costs of revenue for the three months ended September 30, 2001 increased by $186,778 or 92% from $203,082 for the three months ended September 30, 2000 to $389,860 for the same period in 2001. Cost of revenue as a percentage of revenue decreased from 43% for the three months ended September 30, 2000 to 36% for the three months ended September 30, 2001. The decrease is attributed to lower communication costs. We were able to negotiate lower communication costs from our major supplier in the latter half of 2000 which has significantly improved our gross margin.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the three months ended September 30, 2001 increased by $322,635 or 43% from $743,710 for the three months ended September 30, 2000 to $1,066,345 for the same period in 2001. The largest component of selling, general and administrative expenses is depreciation and amortization that amounted to $480,454 for the three months ended September 30, 2000 and $304,410 for the same period in 2001. The decrease in depreciation and amortization is due to the write down of intangible assets at December 31, 2000 of $1,860,000 related to assets of Sitestar.net resulting in a decrease in amortization going forward. The decrease in amortization of intangible assets at Sitestar.net is offset by increase in amortization of intangible assets established with the purchase of Lynchburg.net in November 2000. Excluding depreciation and amortization, selling general and administrative expenses increased by $498,679 for the three months ended September 30, 2001 as compared to the same period in 2000. This increase is due to the operating expenses associated with Lynchburg.net and Advanced Internet, officers' salaries and professional fees.


DECREASE IN VALUE OF MARKETABLE SECURITIES. During the three months ended September 30, 2001, we recognized $41,482 in recognized losses on the decrease in value of marketable securities as compared to a recognized gain of $30,697 for the same period in 2000. This loss was primarily due to the decline in the broader equity markets sustained in the wake of the September 11, 2001 terrorist attacks in New York City and Washington D.C. We have classified the marketable securities in our portfolio as trading securities.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2001 decreased by $65,004 from $149,445 for the three months ended September 30, 2000 to $84,441 for the same period in 2001. This decrease was a result of significantly lower loan amortization charges related to the convertible debenture we issued last year.


Nine months Ended September 30, 2001 vs. September 30, 2000
-----------------------------------------------------------

REVENUES. Revenue for the nine months ended September 30, 2001 increased to $2,910,286 from $1,290,774. This is an increase of 125% or $1,619,512 from the nine months ended September 30, 2000. The increase is attributed to the acquisitions of Lynchburg.net in November 2000 and Advance Internet in July 2001 which generated revenue of approximately $1,335,287 for the nine months ended September 30, 2001. The revenue from Sitestar.net for the nine months ended September 30, 2001 also increase by approximately $284,000 when compared to the same period in 2000.

COST OF REVENUES. Costs of revenue for the nine months ended September 30, 2001 increased by $461,234 or 72% from $639,467 for the nine months ended September 30, 2000 to $1,100,701 for the same period in 2001. Cost of revenue as a percentage of revenue decreased from 49.5% for the nine months ended September 30, 2000 to 38% for the nine months ended September 30, 2001. The decrease is attributed to lower communication costs. We were able to negotiate lower communication costs from our major supplier in the latter half of 2000 which has significantly improved our gross margin. In the first quarter of 2001, we received a credit from our communications supplier of approximately $49,700 for a retroactive rate adjustment. Without this adjustment cost of revenue for the nine months ended September 30, 2001 as a percentage of revenue would have been 40%.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 2001 increased by $793,538 or 38% from $2,090,377 for the nine months ended September 30, 2000 to $2,883,915 for the same period in 2001. The largest component of selling, general and administrative expenses is depreciation and amortization that amounted to $1,147,082 for the nine months September 30, 2000 and $861,338 for the same period in 2001. The decrease in depreciation and amortization is due to the write down of intangible assets at December 31, 2000 of $1,860,000 related to assets of Sitestar.net which has resulted in a decrease in amortization going forward. The decrease in amortization of intangible assets at Sitestar.net is offset by increase in amortization of intangible assets established with the purchase of Lynchburg.net in November 2000 and Advance Internet in July 2001. Excluding depreciation and amortization, selling general and administrative expenses increased by $1,076,797 for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase is due to the operating expenses associated with Lynchburg.net and Advance Internet, officers' salaries and professional fees.

GAIN ON SALE OF ASSETS. During the nine months September 30, 2000, we sold certain assets of our Sitestar, Inc. division and sold all of the assets related to our international food distribution business, also known as Holland American International Specialties. We recognized a gain on both sales of $363,831. No such assets sale occurred in 2001.

OTHER INCOME. During the nine months ended September 30, 2001, certain stockholders surrendered a total of 1,741,418 shares of our common stock valued at $96,517. We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999. No such transaction occurred in the same period of 2000.

INCREASE IN VALUE OF MARKETABLE SECURITIES. During the nine months ended September 30, 2001, we recognized $89,206 in recognized gains on the increase in value of marketable securities as compared to a recognized gain of $30,697 for the same period in 2000. This significant improvement in investment result was primarily due to the longer investment window we have experienced this fiscal year compared to a relatively limited investment window we had in the same period of 2000. We only started investing and recognizing the investment gains in the 3rd Quarter of 2000 compared to the full investment year we have had this fiscal year. We have classified the marketable securities in our portfolio as trading securities.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 remained relatively around the same level from $252,648 for the nine months ended June 30, 2000 to $252,832 for the same period in 2001. A major component of the interest expense is the amortization of financing cost of $107,315 associated with the convertible debentures offset by a reduction of interest expense at our Sitestar.net subsidiary as a result of the pay down of debt.

LIQUIDITY AND CAPITAL RESOURCES

Our business plan has required, and is expected to continue to require, substantial capital to fund the growth of our operations, capital expenditures, and expansion of sales and marketing capabilities and acquisitions.

On May 11, 2000 we issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and are due on May 1, 2001. These convertible debentures are currently callable at anytime since it is past its maturity date. The debenture holders can call these debentures upon sufficient written advance notice as agreed upon in the convertible debenture agreement. The debentures are convertible into shares of our common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for our common stock during the 20 trading days immediately preceding the conversion date. In addition, we also issued three-year warrants to purchase an aggregate of 250,000 shares of our common stock at an initial exercise price of $0.77 per share. Due to the preferential conversion feature of these debentures we have recognized a financing charge of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance). In addition, the warrants issued in connection with these debentures have been valued at $121,543 using the Black-Scholes model and such expense will be recognized as financing costs over the term of the debentures.

On August 14, 2000, we issued another two convertible debenture for an aggregate of $500,000 to the holders of the above-mentioned debentures for the same terms described above. The debenture bears interest at 12% per annum and is due on August 14, 2001. These convertible debentures are currently callable at anytime since it is past its maturity date. The debenture holders can call these debentures upon sufficient written advance notice as agreed upon in the convertible debenture agreement. In connections with this debenture we have recognized a financing cost in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with this debenture at $13,332 using the Black-Scholes model. The expense related to the warrants will be recognized as financing costs over the term of the debenture.

As of September 30, 2001, the holder of the debentures converted $445,943 in principal and $36,533 of accrued interest into 7,480,459 and 652,363, respectively, shares of the Company's common stock. The holders of the debentures also intend to convert the remaining principal and accrued interest into common stock.

We believe that our existing cash and cash equivalents, and short-term investments, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our Internet Service Providers and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

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


Date:  November 19, 2001