Form 10KSB
period 2001-12-31
SITESTAR CORP
filed 2002-04-16
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

           15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403
               (Address of principal executive offices) (Zip Code)

                                 (818) 380-8180
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the year ended December 31, 2001:  $3,997,350

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at March 31, 2002 was $1,852,320. The number of shares outstanding of the registrant's Common Stock as of March 31, 2002 was 95,624,892.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

         We are a technology holding company with a broad strategy of acquiring and investing in technology related enterprises. Our primary strategy is acquiring and operating small independent Internet Service Providers ("ISP") in the rural areas of the mid-Atlantic region. Our specific mission is to develop our operating ISP subsidiaries and future ISP acquisitions into a successful collaborative ISP network. We intend to achieve this success by harnessing the synergistic potentials that exists among these acquisitions by consolidating all the administrative functions and streamlining the corporate functions that may exist with each acquisition.

         In July 1999, we began to implement  our broader  strategy of acquiring and investing in emerging technology-based enterprises to create a broad and diverse set of core electronic businesses that deliver a variety of online solutions. In addition to developing and integrating technology-based enterprises, our broader objective is to create a mix of Internet operating companies and technology-related portfolio investments that will enhance the value of our core holdings.

         Our Internet operating subsidiaries provide Internet services to our customers by providing Internet access and enhanced products and services to small and medium sized enterprises in selected high growth markets. We target primarily small and medium sized enterprise customers and residential users located in selected high growth secondary markets. We currently provide our customers, which total approximately 15,000 as of December 31, 2001, with Internet access and enhanced products and services in the mid-Atlantic area of the United States. We have designed our comprehensive suite of enhanced products and services to meet the expanding needs of our customers and to increase our revenue per customer.

The products and services we provide include:

     o    Internet access services;

     o    Web design services;

     o    Web hosting services;

     o    End to end e-commerce solutions;

     o    Online marketing consulting; and

     o    Management of mission critical Internet applications.

     Our ISP operating subsidiaries derive their income from the excess of the Internet service prices we charge our customers over the cost of service we pay our suppliers. Additionally, our retail customers pay for services by cash or credit card while we pay our suppliers on extended terms. As a result, we are able to increase our working capital between the time we receive payment for services and the time we are required to pay suppliers. We also generate income from the development of computer software for companies principally in the manufacturing industries and from sales from our retail computer store in Lynchburg, Virginia.

     Our most recent acquisition was Advanced Internet Services, Inc. (ADVI). ADVI is an Internet service provider located in Mt. Airy, North Carolina. This acquisition provided us with an expanded geographic footprint, broader management depth and enhanced profitability.

     In July 2001, we successfully spun off the content services division of our wholly owned subsidiary, Sitestar.net, Inc. into TriVantage Group, Inc., a separate public company exclusively focused in content development services. We owned 90% of TriVantage after the spinoff. On December 28, 2001, we contributed the assets of the content service division back to Sitestar.net and sold the TriVantage public shell. We recognized an actual cash gain on the sale of TriVantage of $188,158. Since we owned the content service division for the entire year either directly or indirectly through TriVantage, the operations of this division have been consolidated with our operations for the entire year.

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

     In July 1999 a partnership consisting of a majority of our shareholders, including our Executive Chairman Mr. Manlunas, acquired all the issued and outstanding shares of Sitestar, Inc., a Delaware corporation, in exchange for 3,491,428 shares of our common stock owned by those shareholders. Simultaneous with the closing of this transaction, those shareholders contributed all the issued and outstanding shares of Sitestar, Inc. to us as contributed capital. Sitestar, Inc. is an Internet access, Web development, design and hosting company formed in 1996 and is based in Annapolis, Maryland. This acquisition included Soccersite.com which is currently one of our operating divisions. Soccersite.com was an operating division of Sitestar, Inc. To better reflect our new primary corporate focus as an Internet holding company, we changed our corporate name from Interfoods Consolidated, Inc. to Sitestar Corporation in July 1999.

     In August 1999 we acquired substantially all of the assets of Greattools.com in exchange for 49,000 shares of our common stock. We acquired the assets of Greattools.com from Global Sourcing Group, Greattools.com's current fulfillment center. Gateway Holdings, Inc., a private investment company managed by our Executive Chairman Frederick Manlunas, has a 14.6% equity ownership in Global Sourcing Group. Greattools.com is an online low cost retailer of power tools.

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

     Effective December 15, 1999, we consummated the acquisition of Neocom Microspecialists, Inc. ("Neocom") in exchange for 6,782,353 shares of our common stock for 100% of the outstanding shares of Neocom. Effective upon the closing of the acquisition, we issued 4,782,353 shares of our common stock and have reserved 2,000,000 shares of common stock that we have agreed to issue on the second anniversary of the acquisition based on certain contingencies. The certain contingencies are related to potential unrecorded liabilities. As of January 2002, the remaining 2,000,000 have been issued to the former shareholders of Neocom. Of the 6,782,353 shares issued for Neocom, 900,000 shares were issued in exchange for certain liabilities that the majority of Neocom's selling shareholders have agreed to assume based on a debt assumption agreement executed and delivered at the closing of the acquisition. In 2000, the purchase agreement was amended so that we assumed the debt that was originally to be assumed by the selling shareholders in exchange for the 900,000 shares.

     Neocom is an Internet service provider and Web development company based in Martinsville, Virginia. Neocom provides Internet access and other Internet services to approximately 7,500 customers in the Southern Virginia area.

      Effective November 22, 2000, we consummated the acquisition of FRE Enterprises, Inc. and FRE Communications, Inc., both Virginia corporations (collectively doing business as "Lynchburg.net") in exchange for 16,583,980 shares of our common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, we issued 12,437,985 shares of our common stock and have reserved 4,145,995 shares of our common stock that we have agreed to issue on the third anniversary of the acquisition based on certain contingencies. The certain contingencies are related to potential unrecorded and unknown liabilities. We used the market price of our common stock at the acquisition date to determine the acquisition price of $2,487,597.

    Lynchburg.net is an Internet service provider, web development and computer sales and service company based in Lynchburg, Virginia. As of December 31, 2001, Lynchburg.net provided Internet access, computer sales and service and other Internet services to approximately 4,500 customers in the Southern Virginia area.

    We believe the acquisition of Lynchburg.net enhanced our primary strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging our service footprint. This acquisition increased our Internet access customer base to approximately 12,000 subscribers.

     On July 1, 2001, we acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation which is a successor in interest to two sole proprietorships one having the same name as the corporation and the other with the name Professional Data Systems (collectively "ADVI"). ADVI is an Internet service provider located in Mt. Airy, North Carolina. The purchase price was $965,980, which consisted of $150,000 in cash, 6,021,818 of our common shares valued at $301,091 a non-interest bearing promissory note for $1,199,990 payable in 24 quarterly installments of $49,995 and transaction costs of $30,000. However, due to the non-interest bearing nature of the note, we imputed a discount rate of 36% to calculate the present value of the note. This discount rate is an estimate of our current cost of capital. Based on this calculation, the present value of the non-interest promissory note is $484,889.

     We believe the acquisition of ADVI, with about 3,000 subscribers, enhanced ours primary strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging our service footprint. We also believe this transaction opened other acquisition opportunities for us to further increase our presence in the northern areas of North Carolina. This recent acquisition increased our Internet access customer base to over 15,000 subscribers. This acquisition included goodwill of $702,642 that was the premium we paid to have the opportunity to generate revenues and earnings in this market. Furthermore, this acquisition generated us cost savings with the integration and consolidation of ADVI's corporate and administrative functions with our existing infrastructure. This estimated cost savings, along with the accretive nature of the transaction from an operating cash flow perspective, will further allow us to enhance our revenue streams and increase our operating cash flow.


Internet Industry Background

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

     As part of this strategy, we acquired Neocom, a provider of Web hosting and co-location services in the Mid-Atlantic region. We also acquired Lynchburg.net, an Internet service provider, web development and computer sales and service company based in Lynchburg, Virginia. In addition, we acquired Advanced Internet, an Internet service provider based in Mt. Airy, North Carolina. These acquisitions are consistent with our growth strategy of building our presence in secondary markets that have traditionally been under served by the larger
Internet services companies. In addition, we are also actively seeking acquisition opportunities and/or candidates in the Mid-Atlantic region that would help us achieve critical mass in terms of our Internet access, development and hosting customers.

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

     o national Internet service providers, such as Earthlink, MSN and AT&T Worldnet;

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

     o providers of free Internet service, including United Online and MicroWorkz Computer Corporation; cable operators or their affiliates, including Time Warner;

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

     Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following:

RISKS PARTICULAR TO SITESTAR CORPORATION

         We Have a Limited Operating History Upon Which You May Evaluate Us
         ------------------------------------------------------------------

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

         Our Business Depends Upon the Performance of Our Operating Companies,
         -----------------------------------------------------------------------
Which is Uncertain
------------------

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

         Fluctuations in Our Quarterly Results May Adversely Affect Our Stock
         ---------------------------------------------------------------------
Price
-----

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

         Our Success is Dependent on Our Key Personnel
         ---------------------------------------------

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

     As of December 31, 2001, all of our executive management personnel have worked for us for over one year. However, management of our Neocom, Lynchburg.net and Advanced Internet subsidiaries has operated those companies for several years. Our efficiency may be limited while these employees and future employees are being integrated into our operations. In addition, we may be unable to find and hire additional qualified management and professional personnel to help lead our operating divisions and us.

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

         We May Be Unable to Obtain Maximum Value For Our Operating Company
         -------------------------------------------------------------------
Interests
---------

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

         We May Not Have Opportunities to Acquire Interests in Additional
         -----------------------------------------------------------------
Companies
---------

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

         Our  Resources  and Our Ability to Manage Newly  Acquired  Operating
         ----------------------------------------------------------------------
Companies May Be Strained As We Acquire More and Larger Interests in E-Commerce
--------------------------------------------------------------------------------
Companies
---------

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

     o    loss of key content providers;

     o    intense competition;

     o    loss of key personnel; and

     o    inability to manage growth.

         Dependence on Vendor Relationships
         ----------------------------------

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

         Some of Our Operating  Divisions May Be Unable to Protect Their
         ----------------------------------------------------------------
Proprietary Rights and May Infringe on the Proprietary Rights of Others
------------------------------------------------------------------------

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

         Our Business May Be Disrupted If They Are Unable To Upgrade Their
         ------------------------------------------------------------------
Systems To Meet Increased Demand
--------------------------------

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

RISKS RELATING TO THE INTERNET INDUSTRY

         Concerns Regarding Security of Transactions and Transmitting
         --------------------------------------------------------------
Confidential  Information Over the Internet May Have An Adverse Impact on
-------------------------------------------------------------------------
Our Business
-------------

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

         Rapid  Technological  Changes May Prevent Our Operating  Divisions
         -------------------------------------------------------------------
From Remaining Current With Their Technical  Resources and Maintaining
-----------------------------------------------------------------------
Competitive Product and Service Offerings
------------------------------------------

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

         Government Regulations and Legal Uncertainties May Place Financial
         ------------------------------------------------------------------
Burdens On Our Business and the  Businesses and the Businesses Of Our Operating
--------------------------------------------------------------------------------
Divisions
---------

     As of December 31, 2001, there were few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and e-commerce, which could decrease the revenue of our operating divisions and place additional financial burdens on our business and the businesses of our operating divisions.

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


RISKS RELATING TO FUTURE OFFERINGS

         Shares Eligible For Future Sale By Our Current Shareholders May
         ----------------------------------------------------------------
Decrease the Price of Our Common Stock
--------------------------------------

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

EMPLOYEES

     As of March 31, 2002, we employed 35 full time individuals. We have 7 in management, 3 in sales and marketing and 25 in administration. Our employees are not unionized, and we consider our relations with our employees to be favorable.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease our principal executive offices, as well as our administrative offices, which are located in a 2,064 square feet office facility in Sherman Oaks, California at an annual rent of approximately $62,500. This lease will expire in June 2006.

     We own a 12,000 square feet office building in Martinsville, Virginia, which serves as Sitestar.net's principal executive offices. We acquired this property along with the acquisition of Neocom. This facility houses Neocom's customer service, administrative and corporate functions. Neocom's principal noteholders have a senior lien on the property. The lien on the property was a result of the working capital credit facility taken by Neocom against the property. The bank note is payable in monthly principal and interest installments of $6,400 or $76,800 per annum with the balance due September 2003.

      We also lease a 7,200 square feet office facility in Lynchburg, Virginia which serves as FRE Enterprises and Computers By Design's executive offices. This facility houses Lynchburg.net's customer service, administrative and corporate functions at an annual rent of $46,200.

      We also lease a 2,500 square feet office facility in Mt. Airy, North Carolina which serves as Advanced Internet's executive offices. This facility houses Advance Internet's customer service, administrative and corporate functions at an annual rent of $6,000.

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


         Set forth below are the high and low closing bid prices for our common stock for each quarterly period commencing January 1, 2000:


                                                       High              Low
                                                       ----              ---
2000
     For the quarter ended March 31, 2000              $1.25            $0.85
     For the quarter ended June 30, 2000               $2.00            $0.56
     For the quarter ended September 30, 2000          $0.91            $0.16
     For the quarter ended December 31, 2000           $0.34            $0.08

2001
     For the quarter ended March 31, 2001              $0.19            $0.06
     For the quarter ended June 30, 2001               $0.07            $0.04
     For the quarter ended September 30, 2001          $0.05            $0.02
     For the quarter ended December 31, 2001           $0.05            $0.02

     Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

     The closing bid price for our common stock was $0.04 on March 31, 2002. As of March 31, 2002 we had 120 shareholders of record. Additional holders of our Common Stock hold such stock in street name with various brokerage firms.

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

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2001 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Our Internet service provider operating subsidiaries derive their income from the excess of the Internet service prices we charge our customers over the cost of service we pay our suppliers. Additionally, our retail customers pay for services by cash or credit card while we pay our suppliers on extended terms. As a result, we are able to increase our working capital between the time we receive payment for services and the time we are required to pay suppliers. We also generate income from the development of computer software for companies principally in the manufacturing industries and from sales from our retail computer store in Lynchburg, Virginia and Mt. Airy, North Carolina.

On July 1, 2001, we acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation which is a successor in interest to two sole proprietorships one having the same name as the corporation and the other with the name Professional Data Systems (collectively "ADVI"). ADVI is an Internet service provider located in Mt. Airy, North Carolina. The purchase price was $965,980, which consisted of $150,000 in cash, 6,021,818 of our common shares valued at $301,091 a non-interest bearing promissory note for $1,199,990 payable in 24 quarterly installments of $49,995 and transaction costs of $30,000. However, due to the non-interest bearing nature of the note, we imputed a discount rate of 36% to calculate the present value of the note. This discount rate is an estimate of our current cost of capital. Based on this calculation, the present value of the non-interest promissory note is $484,889.

We believe the acquisition of ADVI, with about 3,000 subscribers, enhanced ours primary strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging our service footprint. We also believe this transaction opened other acquisition opportunities for us to further increase our presence in the northern areas of North Carolina. This recent acquisition increases our Internet access customer base to over 15,000 subscribers. This acquisition included goodwill of $702,642 that is the premium we paid to have the opportunity to generate revenues and earnings in this market. Furthermore, this acquisition generated us cost savings with the integration and consolidation of ADVI's corporate and administrative functions with our existing infrastructure. This estimated cost savings, along with the accretive nature of the transaction from an operating cash flow perspective, will further allow us to enhance our revenue streams and increase our operating cash flow.

In July 2001, we successfully spun off the content services division of our wholly owned subsidiary, Sitestar.net, Inc. into TriVantage Group, Inc., a separate public company exclusively focused in content development services. We owned 90% of TriVantage. On December 28, 2001, we contributed the assets of the content service division back to Sitestar.net and sold the TriVantage public shell. We recognized an actual cash gain on the sale of TriVantage of $188,158. Since we owned the content service division for the entire year either directly or indirectly through TriVantage, the operations of this division have been consolidated with our operations for the entire year


RESULTS OF OPERATIONS

         The following tables show financial data for the years ended December 31, 2001 and 2000. Operating results for any period are not necessarily indicative of results for any future period.

                                              For the year ended December 31, 2001
                               ---------------------------------------------------------------
                               Corporate      Internet    Development    Retail      Total
                              -----------   -----------   -----------   ---------  -----------
Revenue                       $         -   $ 3,040,752   $  276,210    $ 680,388  $ 3,997,350
Cost of revenue                         -     1,136,548      185,125      343,715    1,665,388
                              -----------   -----------   -----------   ---------  -----------
Gross profit                            -     1,904,204       91,085      336,673    2,331,962
Operating expenses              1,348,709     1,825,906       82,636      226,189    3,483,440
                              -----------   -----------   -----------   ---------   ----------
Income (loss) from operations  (1,348,709)       78,298        8,449      110,484   (1,151,478)
Other income (expense)             22,649      (136,083)      (8,170)       1,290     (120,314)
                              -----------   -----------   -----------   ---------  -----------
Net income (loss)             $(1,326,060)  $   (57,785)  $      279    $ 111,774  $(1,271,792)
                              ===========   ===========   ==========    =========  ===========

EBITDA(1)                     $(1,142,892)  $   968,416   $   20,427    $ 115,224  $   (38,825)
   Corporate expenses paid
     with common stock            863,506             -            -            -      863,506
   Writedown of investment        160,000             -            -            -      160,000
                              -----------   -----------   -----------   ---------  -----------
Actual cash generated         $  (119,386)  $   968,416   $   20,427    $ 115,224  $   984,681
                              ===========   ===========   ==========    =========  ===========


                                              For the year ended December 31, 2000
                               ---------------------------------------------------------------
                               Corporate      Internet    Development    Retail      Total
                              -----------   -----------   -----------   ---------  -----------

Revenue                       $         -   $ 1,603,204   $  225,836    $ 105,597  $ 1,934,637
Cost of revenue                         -       671,421      238,176       45,995      955,592
                              -----------   -----------   -----------   ---------  -----------
Gross profit                            -       931,783      (12,340)      59,602      979,045
Operating expenses              1,635,933     4,008,963       67,103       60,256    5,772,255
                              -----------   -----------   -----------   ---------  -----------
Income (loss) from operations  (1,635,933)   (3,077,180)     (79,443)        (654)  (4,793,210)
Other income (expense)           (356,698)      (88,018)      (3,600)          39     (448,277)
                              -----------   -----------   -----------   ---------  -----------
Net income (loss)             $(1,992,631)  $(3,165,198)  $  (83,043)   $    (615) $(5,241,487)
                              ===========   ===========   ==========    =========  ===========

EBITDA(1)                     $(1,180,755)  $   393,909   $  (76,049)   $     (64) $  (862,959)
   Corporate expenses paid
     with common stock          1,214,423             -            -            -    1,214,423
                              -----------   -----------   -----------   ---------  -----------
Actual cash generated         $    33,668   $   393,909   $  (76,049)   $     (64) $   351,464
                              ===========   ===========   ==========    =========  ===========

-------------------
(1) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of revenue less cost of revenue and operating expense. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. See Liquidity and Capital Resource section for further discussion of cash generated from operations.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

REVENUE. Revenue for the year ended December 31, 2001 increased by $2,062,713 or 106.6% from $1,934,637 for the year ended December 31, 2000 to $3,997,350 for the same period in 2001. The increase is attributed to the acquisitions of Lynchburg.net in November 2000 and Advance Internet in July 2001. The Internet revenue generated by these two acquisitions in 2001 was $1,276,061 and the retail revenue generated by the Lynchburg.net acquisition in 2001 was $680,338. Internet revenue for Sitestar.net increased by $288,412 or 19.5% in 2001 compared to 2000. We expect our Internet revenue to continue to grow through an increase in our subscriber base and by future acquisitions.

COST OF REVENUE. Costs of revenue for the year ended December 31, 2001 increased by $709,796 or 74.3% from $955,592 for the year ended December 31, 2000 to $1,665,388 for the same period in 2001. As a percentage of revenue cost of revenue has decreased from 49.4% to 41.7%. The decrease as a percentage of revenue is principally due to us being able to decrease our cost of providing Internet access to our customers by negotiating better agreements with our suppliers made possible by the economies of scale gained from consolidating our ISP acquisitions.

OPERATING EXPENSES. Operating expenses for the year ended December 31, 2001 decreased by $2,288,815 or 39.7% from $5,772,255 for the year ended December 31, 2000 to $3,483,440 for the same period in 2001. The largest component of operating expense is depreciation and amortization that amounted to $1,618,376 for the year ended December 31, 2000 and $909,540 for the same period in 2001. The decrease in depreciation and amortization is due to the write down of intangible assets at December 31, 2000 of $1,860,000 related to assets of Sitestar.net resulting in a decrease in amortization going forward. Excluding depreciation and amortization and the writedown of intangible assets in 2000, operating expenses increased by $280,021 for the year ended December 31, 2001 as compared to the same period in 2000. This increase is due to the operating expenses associated with Lynchburg.net and Advanced Internet, officers' salaries and professional fees.

GAIN ON DISPOSITION OF ASSETS. Gain on the disposition of assets for the year ended December 31, 2001 decreased by $175,673 or 48.2% from $363,831 for the year ended December 31, 2000 to $188,158 for the same period in 2000. During the year ended December 31, 2000, we sold certain assets of our Holland American International Specialties and Sitestar, Inc. divisions and recognized a gain on such sales of $314,515 and $49,316, respectively. During 2001, we sold the public shell, TriVantage Group, Inc. for a gain of $188,158. We originally purchase TriVantage Group and contributed Sitestar.net's content development division to this public company, but later in the year decided to contribute the content development division back to Sitestar.net and sell the public shell for a gain.

OTHER INCOME. During the year ended December 31, 2001, certain stockholders surrendered a total of 1,741,418 shares of our common stock valued at $96,517. We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999. Also in 2001, we wrote off our investment in Qliq-on Corporation that was previously valued at $160,000.

GAIN FROM MARKETABLE SECURITIES. During the year ended December 31, 2001, we recognized $78,436 in gains on the sale of marketable securities. During the year ended December 31, 2000 such gains were $45,811. We have classified the marketable securities in our portfolio as trading securities.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2001 decreased by $534,494 from $857,919 for the year ended December 31, 2000 to $323,425 for the same period in 2001. This decrease was a result of significantly lower loan amortization charges related to the convertible debenture we issued last year.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2001, we generated EBITDA at our operating subsidiary level of $1,104,067. This amount was offset by EBITDA at the corporate level of $(1,142,892). However, at the corporate level we paid for certain professional fees and salaries of $152,767 and $710,739, respectively, by issuing shares of our common stock rather than paying these expenses with cash and had a write off of our investment in Qliq-on Corporation for $160,000. After taking into account these non-cash expenses at the corporate level the actual net cash spent at the corporate level was only $119,386. The following table illustrates the actual cash flow generated in 2001:

      EBITDA generated at the operating subsidiary level       $    1,104,067
      EBITDA generated at the corporate level                      (1,142,892)
      Corporate expenses paid with common stock                       863,506
      Write off of investment in Qliq-on                              160,000
                                                               --------------
               Actual cash generated in 2001                   $      984,681
                                                               ==============

Also for the year ended December 31, 2001, we paid $180,000 (purchase price - $150,000 and transactions fees -$30,000) in connection with the acquisition of Advanced Internet and we paid $400,000 to repurchase 10,600,000 share of our common stock from certain investors.

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

As of December 31, 2001, the holder of the debentures converted $513,388 in principal and $90,822 of accrued interest into 13,100,906 and 5,176,365, respectively, shares of the Company's common stock.

We believe that our existing cash and cash equivalents, and short-term investments and cash flow from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our Internet Service Providers and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

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

Item 7.  Financial Statements



                                      INDEX


                                                                         Page
                                                                         ----
INDEPENDENT AUDITORS' REPORT

     Report on audited consolidated financial statements                  33

FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2001                   34

     Consolidated Statements of Operations for the Years
        Ended December 31, 2001 and 2000                                  36

     Consolidated Statement of Stockholders' Equity for the
        Years Ended December 31, 2001 and 2000                            37

     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2001 and 2000                                  38

     Notes to Consolidated Financial Statements                           40

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SITESTAR CORPORATION

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Sitestar
Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sitestar Corporation and subsidiaries as of December 31, 2001, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ Stonefield Josephson, Inc.
                                    ------------------------------
                                    STONEFIELD JOSEPHSON, INC.
                                    Certified Public Accountants

Santa Monica, California
March 27, 2002

                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $       378,707
   Marketable securities                                                27,248
   Accounts receivable, less allowance for
     doubtful accounts of $465,545                                     423,695
   Inventory                                                            90,000
  Other current assets                                                  91,364
                                                               ---------------

     Total current assets                                            1,011,014

PROPERTY AND EQUIPMENT, net                                            434,102
CUSTOMER LIST, net of accumulated amortization
   of $1,246,767                                                     1,111,233
GOODWILL, net of accumulated amortization
  of $1,115,981                                                      2,412,719
OTHER ASSETS                                                            95,000
                                                               ---------------

TOTAL ASSETS                                                   $     5,064,068
                                                               ===============













The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, Continued
                                DECEMBER 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $       365,903
   Deferred revenue                                                    162,594
   Line of credit                                                       79,809
   Convertible debentures                                              476,612
   Note payable - stockholders, current portion                        123,078
   Notes payable, current portion                                      187,489
   Capital lease obligations, current portion                           23,492
                                                               ---------------

     Total current liabilities                                       1,418,977

NOTES PAYABLE - STOCKHOLDERS, less current portion                     454,430
NOTES PAYABLE, less current portion                                    222,943
CAPITAL LEASE OBLIGATIONS, less current portion                          9,083
                                                               ---------------

TOTAL LIABILITIES                                                    2,105,433
                                                               ---------------

COMMITMENTS AND CONTINGENCIES (Note 10)                                      -

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                             -
   Common Stock, $0.001 par value, 300,000,000 shares
    authorized, 92,904,654 shares issued and outstanding                92,905
   Additional paid-in capital                                       13,429,261
   Accumulated deficit                                             (10,563,531)
                                                               ---------------

     Total stockholders' equity                                      2,958,635
                                                               ---------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                        $     5,064,068
                                                               ===============











The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001             2000
                                                    ------------   ------------

REVENUE                                             $  3,997,350   $  1,934,637

COST OF REVENUE                                        1,665,388        955,592
                                                    ------------   ------------

GROSS PROFIT                                           2,331,962        979,045
                                                    ------------   ------------

OPERATING EXPENSES:
  Selling general and administrative expenses          3,483,440      3,870,022
  Write down of intangible assets                              -      1,860,000
  Loss from operations of business transferred
     under contractual obligations                             -         42,233
                                                    ------------   ------------

          TOTAL OPERATING EXPENSES                     3,483,440      5,772,255
                                                    ------------   ------------

LOSS FROM OPERATIONS                                  (1,151,478)    (4,793,210)
                                                    ------------   ------------

OTHER INCOME (EXPENSES)
  Gain on disposition of assets                          188,158        363,831
  Other income (expenses)                                (63,483)             -
  Gain from marketable securities                         78,436         45,811
  Interest expense                                      (323,425)      (857,919)
                                                    -------------  -------------

          TOTAL OTHER INCOME (EXPENSES)                 (120,314)      (448,277)
                                                    -------------  ------------

LOSS BEFORE INCOME TAXES                              (1,271,792)    (5,241,487)

 INCOME TAXES                                                  -              -
                                                    ------------   ------------

NET LOSS                                            $ (1,271,792)  $ (5,241,487)
                                                    ============   ============

BASIC AND DILUTED LOSS PER SHARE                    $      (0.02)  $      (0.20)
                                                    ============   ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                  75,688,286     26,526,529
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                       Common Stock      Additional     Note
                                                -----------------------   Paid-in     Receivable   Accumulated
                                                  Shares        Amount    Capital     Stockholder    Deficit        Total
                                                ----------     --------  ----------   -----------  -----------   ----------
Balance at December 31, 1999                    24,159,826       24,160    8,347,174    (69,017)   (4,050,252)    4,252,065

Common stock issued for professional services   10,049,400       10,049      758,538                                768,587
Common stock issued for debt and interest        7,477,685        7,479      638,011                                645,490
Common stock issued for executive salaries       8,950,742        8,951      436,885                                445,836
Common stock issued in connection with
  acquisition of FRE Enterprises, Inc.          12,437,985       12,437    2,475,160                              2,487,597
Cancellation of common stock outstanding -
  in lieu of assumption of debt                   (900,000)        (900)    (899,100)                              (900,000)
Repayment of note receivable                                                             69,017                      69,017
Financing costs associated with debentures                                   711,065                                711,065
Net loss                                                                                           (5,241,487)   (5,241,487)
                                                ----------     --------  ----------   -----------  -----------   ----------

Balance at December 31, 2000                    62,175,638       62,176   12,467,733          -    (9,291,739)    3,238,170

Common stock issued for professional services    4,098,682        4,099      148,668                                152,767
Common stock issued for debt and interest       15,281,984       15,282      308,895                                324,177
Common stock issued for executive salaries      17,667,950       17,668      693,071                                710,739
Common stock issued in connection with
  acquisition of Advanced Internet
  Services, Inc.                                 6,021,818        6,022      295,069                                301,091
Cancellation of common stock outstanding -
  regarding legal settlement                    (1,741,418)      (1,742)     (94,775)                               (96,517)
Repurchase of shares                           (10,600,000)     (10,600)    (389,400)                              (400,000)
Net loss                                                                                           (1,271,792)   (1,271,792)
                                                ----------     --------  ----------   -----------  -----------   ----------

Balance at December 31, 2001                    92,904,654       92,905   13,429,261           -  (10,563,531)    2,958,635
                                                ==========     ========  ===========  ==========  ============  ============








The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001          2000
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (1,271,792)  $(5,241,487)
   Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
     Depreciation and amortization expense                         909,540     1,618,376
     Write down of intangible assets                                     -     1,860,000
     Loss from operations of business transferred under
       contractual arrangements                                          -        42,233
     Common stock issued for services rendered                     152,767       768,587
     Common stock issued for executive salaries                    710,739       445,836
     Common stock issued for interest expense                       54,289        39,931
     Gain on disposition of assets                                (188,158)     (363,831)
     Write off of investment                                       160,000             -
     Common shares canceled                                        (96,517)            -
     Gain recognized on marketable securities                      (78,436)      (45,811)
     Purchase of marketable securities                            (279,200)     (820,000)
     Proceeds from sale of marketable securities                   894,199       302,000
     Charge taken for loan financing costs                         107,315       713,750
   (Increase) decrease in:
     Accounts receivable                                          (207,340)      (15,254)
     Inventory                                                      24,863        11,793
     Other current assets                                          (47,347)       (4,613)
   Increase (decrease) in:
     Accounts payable and accrued expenses                        (144,519)      (38,635)
     Deferred revenue                                              (71,780)        8,305
     Advances from stockholder                                           -        24,450
                                                              ------------   -----------

Net cash provided by (used in) operating activities                628,623      (694,370)
                                                              ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (15,623)      (61,666)
   Purchase of investment                                          (45,000)      (50,000)
   Purchase of subsidiaries, net of cash acquired                 (131,607)      253,385
   Proceeds from sale of assets                                    245,000        34,703
                                                              ------------   -----------

Net cash provided by (used in) investing activities           $     52,770   $   176,422
                                                              ------------   -----------


The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                                   2001          2000
                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debentures                       $         -   $ 1,000,000
   Payment of debenture acquisition costs                               -      (110,000)
   Net proceeds from line of credit                                11,300             -
   Repayment of convertible debenture                             (10,000)            -
   Repayment of notes payable                                     (66,388)      (63,772)
   Repayment of notes payable - stockholders                      (95,563)      (19,206)
   Payment on capital lease obligation                            (31,329)      (45,108)
   Repurchase of common stock                                    (400,000)            -
                                                              ------------  -----------

Net cash provided by (used in) financing activities              (591,980)      761,914
                                                              ------------  -----------
NET INCREASE  IN CASH
   AND CASH EQUIVALENTS                                            89,413       243,966

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                            289,294        45,328
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                              $   378,707   $   289,294
                                                              ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2001 and 2000, the Company paid no income taxes and interest of approximately $151,000 and $82,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

During the year ended December 31, 2001 the Company (1) issued 4,098,682 shares of common stock for professional services valued at $152,767; (2) issued 15,281,984 shares of common stock in exchange for $269,888 of convertible debentures and $54,289 for interest expense; (3) issued 17,667,950 shares of common stock for executive salaries of $710,739; (4) issued 6,021,818 shares of common stock for the acquisition of Advanced Internet Services, Inc. valued at $301,091; (5) canceled 1,741,418 shares of common stock valued at $96,517 and
(6) entered into capital lease obligations of $12,253.

During the year ended December 31, 2000 the Company (1) issued 10,049,400 shares of common stock for professional services valued at $768,588; (2) issued
7,477,685 shares of common stock in exchange for $605,559 in debt and liabilities and $39,931 for interest expense; (3) issued 8,950,742 shares of common stock for executive salaries of $445,836; (4) issued 12,437,985 shares of common stock for the acquisition of FRE Enterprises, Inc. valued at $2,487,597; and (5) canceled 900,000 shares of common stock which were previously issued in connection with the acquisition of Sitestar.net valued at $900,000.

The accompanying notes are an integral part of these consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business
         ---------------------------------
         Sitestar Corporation (formerly Interfoods Consolidated, Inc. and prior to that was formerly known as Holland American International Specialties ("HAIS")), (the "Company"), began operations on June 1, 1997, under a partnership agreement, and was incorporated in California on November 4, 1997. On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to "Sitestar Corporation." The Company was in the international specialty foods distribution business. In 1999, through the acquisition of two Internet Service Providers, the Company changed its focus from a food distribution company to an Internet holding company. The operations of the Company's Internet subsidiaries are located in the Mid-Atlantic region of the United States. The Company's corporate office is located in Sherman Oaks, California.

         Mergers
         -------
         The Company is the successor by merger, which was effective on October 25, 1998, to White Dove Systems, Inc., a Nevada corporation ("WDVE"). The exchange rate in the reincorporating merger was one and one fifth shares of WDVE's common stock for one share of the Company's common stock. Due to WDVE's lack of business activity prior to the merger, no goodwill was recorded.

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

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sitestar, Inc. to the date of disposition, and Neocom Microspecialists, Inc. (subsequently renamed Sitestar.net, Inc.), FRE Enterprises, Inc. and Advanced Internet Services, Inc from their respective dates of acquisition. All intercompany accounts and transactions have been eliminated.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. At December 31, 2001, the Company used estimates in determining the realization of its customer list and excess cost over fair value of assets acquired. The Company estimates the recoverability of these assets by using undiscounted cash flows based on future operating activities. Actual results could differ from these estimates.

         Fair Value of Financial Instruments
         -----------------------------------
         For certain of the Company's financial instruments, none of which are held for trading, including cash, accounts receivable, accounts payable and accrued expenses and deferred revenue, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debentures, capital lease obligations and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

         Marketable Securities
         ---------------------
         The Company currently classifies all its marketable securities as trading, which are presented as current assets in the accompanying consolidated balance sheet. Securities accounted for as trading include investments in common stock of publicly traded companies and are reported at fair value, adjusted for changes in market value. Realized gains and losses and unrealized holding gains and losses, net of tax, on trading securities are included in the accompanying consolidated statements of operations. Realized gains or losses on the sale of securities are determined using the specific-identification method. During the years ended December 31, 2001 and 2000, the Company recognized $78,436 and $57,520 in realized gains on the sale of marketable securities, respectively. At December 31, 2000, the Company had recognized an unrealized loss of $11,709 related to marketable securities held.

         Inventory
         ---------
         Inventory consists principally of products purchased for resale and are stated at the lower of cost (determined by the first-in, first-out method) or market.

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

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

         Intangible Assets
         -----------------
         The Company continually monitors its intangible assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets, which gave rise to an assets carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset using the discounted cash flow method. The Company's intangible assets which consists of customer lists and goodwill are being amortized over three and five years, respectively. Amortization expense for the customer list and goodwill was $303,297 and $475,380, respectively, for the year ended December 31, 2001 and $907,053 and $617,239, respectively, for the year ended December 31, 2000. During the year ended December 31, 2000, the Company also wrote down $1,080,00 and $780,000 of the value of its customer list and goodwill, respectively, related to its Internet operations. The write down resulted from the decrease in value of the subscriber base due to competition and other sources available to customers to access the Internet. Amortization of customer list for the years ended December 31, 2002, 2003 and 2004 is expected to be $587,795, $426,547 and
         $96,891, respectively. In accordance with SFAS No. 142, amortization of goodwill will cease effective January 1, 2002.

         Deferred Revenue
         ----------------
         Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the month service is provided.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

         Revenue Recognition
         -------------------
         The Company recognizes revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition." Product revenue is recognized when the Company delivers the product to the customer and the Company believes that collectibility is probable. The Company usually has agreements with its customers to deliver the requested product for a fixed price. Any insignificant post-contract support obligations are accrued for at the time of the sale. Post-contract customer support ("PCS") that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivables is probable. The estimated cost to the Company to provide such services is minimal and historically, the enhancements offered during the PCS period have been minimal. The Company sells PCS under a separate agreement. The agreements are for one to two years with a fixed number of hours of service for each month of the contract. The contract stipulates a fixed monthly payment, nonrefundable, due each month and any service hours incurred above the contractual amount is billed as incurred. Revenue is recognized under these agreements ratably over the term of the agreement. Revenue for services rendered in excess of the fixed monthly hours contained in the contracts are recognized as revenue as incurred.

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

         Advertising and Marketing Costs
         -------------------------------
         The Company expenses costs of advertising and marketing as they are incurred. Advertising and marketing expense for the years ended December 31, 2001 and 2000 was approximately $92,000 and $19,800, respectively.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

         Income Taxes
         ------------
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         Investment
         ----------
         In December 1999, the Company purchased a 9% equity interest in Qliq-on Corporation for 160,000 shares of the Company's common stock valued at $160,000. This investment was written off during the year ended December 31, 2001 in other income (expense). In September 2000, the Company purchased a 4.74% interest in a limited liability company for $50,000. This investment is being accounted for using the equity method. In addition, in June 2001, the Company purchased a 4.54% interest in a partnership for $45,000. This investment is being accounted for using the equity method.

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

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and writedowns may be necessary. The Company adopted SFAS No. 141 on July 1, 2001 and has accounting for its acquisition of Advanced Internet Services, Inc. using the purchase method.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and as a result will not amortize its goodwill. The Company did not amortize the goodwill established as a result of the acquisition of Advanced Internet Services, Inc. on July 1, 2001. In 2001, the Company amortized $475,380 of goodwill related to acquisition in prior years that will not be amortized after January 1, 2002.

         In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2 - ACQUISITIONS

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

         The transaction was accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired was first attributed to the customer list, which is being amortized over its three-year life, and then to goodwill which is amortized over five years. The customer list has been determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

         The fair value of assets acquired and liabilities assumed is summarized as follows:


             Cash                                           $      253,385
             Other current assets                                  147,561
             Equipment                                              98,710
             Customer list                                         595,000
             Goodwill                                            1,703,741
             Current liabilities                                 (310,800)
                                                            -------------

             Purchase price                                 $    2,487,597
                                                            ==============

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2 - ACQUISITIONS, continued

         Advanced Internet Services, Inc.
         --------------------------------
         On July 1, 2001, the Company acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation which is a successor in interest to two sole proprietorships one having the same name as the corporation and the other with the name Professional Data Systems (collectively "ADVI"). ADVI is an Internet service provider located in Mt. Airy, North Carolina. The purchase price was $965,980, which consisted of $150,000 in cash, 6,021,818 of the Company's common shares valued at $301,091 a non-interest bearing promissory note for $1,199,990 payable in 24 quarterly installments of $49,995 and transaction costs of $30,000. However, due to the non-interest bearing nature of the note, we imputed a discount rate of 36% to calculate the present value of the note. This discount rate is an estimate of the company's current cost of capital. Based on this calculation, the present value of the non-interest promissory note is $484,889.

         The  Company  believes  the  acquisition  of  ADVI,  with  about  3,000 subscribers, will enhance its primary strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging our service footprint. The Company also believes this transaction will open other acquisition opportunities for it to further increase its presence in the northern areas of North Carolina. This recent acquisition increases its Internet access customer base to over 15,000 subscribers. This acquisition includes goodwill of $702,642 that is the premium the Company paid to have the opportunity to generate revenues and earnings in this market. Furthermore, this acquisition will generate the Company cost savings with the integration and consolidation of ADVI's corporate and administrative functions with our existing infrastructure. This estimated cost savings, along with the accretive nature of the transaction from an operating cash flow perspective, will further allow the Company to enhance its revenue streams and increase its operating cash flow.

         The transaction was accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired was first attributed to the customer list, which is being amortized over its three-year life, and then to goodwill which is deductible for income tax purposes. The customer list has been determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2 - ACQUISITIONS, continued

         Advanced Internet Services, Inc., continued
         -------------------------------------------
         The fair value of assets acquired and liabilities assumed is summarized as follows:

             Cash                                           $       48,393
             Other current assets                                   54,500
             Equipment                                              29,080
             Customer list                                         221,000
             Goodwill                                              702,642
             Other current liabilities                             (21,126)
             Line of credit                                        (68,509)
                                                            --------------

             Purchase price                                 $      965,980
                                                            ==============


         The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2001 and 2000 and reflects the results of operations of the Company as if the acquisitions of Lynchburg.net and ADVI had been effective January 1, 2000. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

                                                        2001           2000
                                                    ------------   ------------
            Net sales                               $  4,386,606   $  4,485,993
            Gross profit                            $  2,575,819   $  2,752,770
            Selling, general, and administrative
              expenses                              $  3,963,322   $  8,023,212
            Net loss                                $ (1,427,219)  $ (5,728,006)
            Basic loss per share                    $     (0.02)   $     (0.14)

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 3 - SALE OF ASSETS

         In January 2000, the Company sold certain assets and liabilities of Sitestar, Inc. for $34,703 in cash, a note receivable in the amount of $10,000 plus an intercompany relief of $25,000 for a total purchase price of $69,703. The Company recognized a gain on sale of these certain assets of $49,316. The Company retained the "Sitestar" trademark and "Sitestar.com" URL. Also in 2000, the Company completed the sale of its international food distribution business, also known as Holland American International Specialties. The Company recognized a gain on sale of these certain assets of $314,515.

         On July 16, 2001 the Company successfully spun off the content services division of its wholly owned subsidiary, Sitestar.net, Inc. into a separate publicly-traded company, PageActive Holdings Inc. The purpose of the spin-off was to have a separate public company exclusively focused in content development. Page Active changed its name to TriVantage Group, Inc. ("TVGE") after the spin-off. On December 28, 2001, the Company contributed the assets of the content service division back to Sitestar.net and sold the TVGE public shell. The Company recognized an actual cash gain on the sale of TVGE of $188,158. Since the Company owned the content service division for the entire year either directly or indirectly through TVGE, the operations of this division have been consolidated with the Company's operations for the entire year.


NOTE 4 - PROPERTY AND EQUIPMENT

         The cost of property and equipment at December 31, 2001 consisted of the following:


             Land                                           $     10,000
             Building                                            213,366
             Automobile                                            3,000
             Computer equipment                                  305,272
             Furniture and fixtures                              145,153
                                                            ------------
                                                                 676,791
             Less accumulated depreciation                      (242,689)
                                                            ------------

                                                            $    434,102
                                                            ============

         Depreciation expense was $130,863 and $94,084 for the years ended December 31, 2001 and 2000, respectively.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

NOTE 6 - CONVERTIBLE DEBENTURES

         On May 11, 2000, the Company issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and were due on May 1, 2001. The debenture holders voluntarily decided to hold on to the debentures. The debentures are convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date. In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share. Due to the preferential conversion feature of these debentures the Company has recognized a financing charge of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance). In addition, the warrants issued in connection with these debentures have been valued at $121,543 using the Black-Scholes model. Since these debentures were convertible on issuance the preferential conversion costs were expensed immediately and the value of the warrant is being recognized as financing costs over the term of the debentures.

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

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 6 - CONVERTIBLE DEBENTURES, Continued

         During the year ended December 31, 2001, the holder of the debentures converted $269,888 in principal and $54,289 of accrued interest into 10,757,982 and 4,524,002, respectively, shares of the Company's common stock. In addition, during the year ended December 31, 2001, the Company repaid $10,000 of these debentures in cash. During the year ended December 31, 2000, the holder of the debentures converted $243,500 in principal and $36,533 of accrued interest into 2,342,924 and 652,363, respectively, shares of the Company's common stock.

NOTE 7 - NOTES PAYABLE

         The Company assumed a line of credit in connection with its acquisition of ADVI. The line of credit is for $100,000 and bears interest at prime plus 0.5%. The line of credit is due on May 29, 2002 and is collateralized by the inventory, equipment and accounts receivable of ADVI.

NOTE 8 - NOTES PAYABLE

         Notes payable at December 31, 2001 consist of the following:

         Prime plus 4.5% - Bank note payable in monthly interest
         and principal payments of $1,784 and balance due December
         2002. The note is guaranteed by a stockholders of the
         Company and secured  by a deed of trust against personal
         residences of three stockholders and the Company's
         building. Also, the bank has a blanket lien against all
         other current and future assets of Sitestar.net.             $  138,102

         Prime plus 1.5% - Bank note payable in monthly  interest
         and  principal payments of $6,400 and balance due
         September 2003. The note is secured by a deed of trust
         against personal residences of three stockholders and the
         Company's building. Also, the bank has a blanket lien
         against all other current and future assets of Sitestar.net.    272,330
                                                                      ----------
         Total                                                           410,432

         Less current portion                                            187,489
                                                                      ----------
         Long-term portion                                            $  222,943
                                                                      ==========

         The future principal maturities of these notes are as follows:

           Year ending December 31,
                2002                                                  $  187,489
                2003                                                     222,943
                                                                      ----------
                Total                                                 $  410,432
                                                                      ==========

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 9 - NOTES PAYABLE - STOCKHOLDERS

         Notes payable - stockholders at December 31, 2001 consist of the following:

         Note payable to stockholder assumed in connection
         with the acquisition of Sitestar.net.  The note is payable
         upon demand and bears interest at 9.0% per annum.            $   65,961

         Note payable to stockholder  assumed in connection with the acquisition of Sitestar.net. The note is payable in monthly installments of $2,431 and bears interest at 8.13% per annum.
         Any unpaid principal and interest is due on May 28, 2004         47,357

         Note payable to stockholder issued as part of the purchase price for Advanced Internet Services, Inc. The note is to
         be repaid in 24 quarterly installments of $49,995 and is
         non-interest bearing. The imputed interest rate for this
         note is 36%                                                     464,190
                                                                      ----------


         Total                                                           577,508

         Less current portion                                            123,078

         Long-term portion                                            $  454,430
                                                                      ==========

    The future principal maturities of these notes are as follows:

           Year ending December 31,
                2002                                                  $  123,078
                2003                                                      72,513
                2004                                                      82,318
                2005                                                     105,190
                2006                                                     148,545
                2007                                                      45,864
                                                                      ----------

                Total                                                 $  577,508
                                                                      ==========

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities for its corporate offices and retail store under non-cancelable operating leases. Total rent expense for the years ended December 31, 2001 and 2000 was $75,875 and $35,253, respectively. The Company also leases certain equipment under capital lease obligations. Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                       Capital      Operating
                                                       Leases         Leases
                                                     -----------   -----------
          Year ending December 31,
          2002                                       $    27,218   $    62,502
          2003                                             8,027        66,252
          2004                                             2,013        70,227
          2005                                                 -        74,441
          2006                                                 -        38,305
                                                     -----------   -----------

          Net Minimum Lease Payments                      37,258   $   311,727
                                                                   ===========

          Less: Amounts Representing Interest             4,683
                                                     ----------
          Present Value of Net Minimum
            Lease Payments                               32,575
          Less: Current Portion                          23,492
                                                     ----------

          Long-Term Portion                          $    9,083
                                                     ==========

         Included in property and equipment is capitalized lease equipment of $164,375 with accumulated amortization of $83,762 at December 31, 2001.

         Litigation
         ----------
         The Company is involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

         Sitestar.net Acquisition
         ------------------------
         In connection with the Sitestar.net acquisition, the Company is required to issue an additional 2,000,000 shares of its common stock on the second anniversary of the acquisition date, if no unforeseen contingencies arise. These 2,000,000 shares were issued in January 2002.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 10 - COMMITMENTS AND CONTINGENCIES, continued

         Lynchburg.net Acquisition
         -------------------------
         In connection with the Lynchburg.net acquisition, the Company is required to issue an additional 4,145,995 shares of its common stock on the third anniversary of the acquisition date, if no unforeseen contingencies arise.


NOTE 11 - STOCKHOLDERS' EQUITY

         Classes of Shares
         -----------------
         On July 6, 1999, the Company's Articles of Incorporation authorize the issues of up to 85,000,000 shares, consisting of 10,000,000 shares of Preferred Stock, which have a par value of $0.001 per share and 75,000,000 shares of common stock, which have a par value of $0.001. In 2001, the Company's Articles of Incorporation were amended to authorize 300,000,000 shares of common stock.

         Preferred Stock
         ---------------
         Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of December 31, 2001, the Company's Board of Directors has not issued any Preferred Stock.

         Common Stock
         ------------
         On January 18, 2000 the Company canceled 900,000 shares of common stock issued in connection with the acquisition of Sitestar.net valued at $900,000. These shares were canceled because the Company and the Sitestar.net stockholders amended the original purchase agreement whereby the Company agreed to assume the approximately $900,000 of notes payable that was originally to be assumed by the Sitestar.net stockholders in exchange for the 900,000 shares of the Company's common stock originally issued to the Sitestar.net shareholders who were to assume this debt. The stockholders conveyed their shares to the Company in exchange for the assumption of their indebtedness.

         During the year ended December 31, 2000 the Company issued 10,049,400 shares of common stock for professional services valued at $768,588, which was the fair market value (discounted for tradability restrictions) of the share issue based on the closing price of the Company's common stock on the date of issuance, and issued 7,477,685 shares of common stock in exchange for $605,559 in debt and liabilities and $39,931 for interest expense.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 11 - STOCKHOLDERS' EQUITY, continued

         Common Stock, continued
         -----------------------
         On November 22, 2000,  the Company issued  12,437,985  shares of common
         stock  for  the  acquisition  of  FRE   Enterprises,   Inc.  valued  at
         $2,487,597.

         On December 27, 2000 the Company issued 8,950,742 shares of common stock for executive salaries of $445,836, which was the fair market value (discounted for tradability restrictions) of the share issue based on the closing price of the Company's common stock on the date of issuance.

         During  the  year  ended  December  31,  2001,   certain   stockholders
         surrendered a total of 1,741,418 shares of common stock that were cancelled by the Company, valued at $96,517. The Company determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999.

         During the year ended December 31, 2001 the Company issued 4,098,682 shares of common stock for professional services valued at $152,767, which was the fair market value (discounted for tradability restrictions) of the share issue based on the closing price of the Company's common stock on the date of issuance, and issued 15,281,984 shares of common stock in exchange for $269,888 of convertible debentures and $54,289 for interest expense.

         On July 1, 2001, the Company issued 6,021,818 shares of common stock for the acquisition of Advanced Internet Services, Inc. valued at $301,091.

         During the year ended December 31, 2001 the Company issued 17,667,950 shares of common stock for executive salaries of $710,739.

         Also, during the year ended December 31, 2001, the Company repurchased 10,600,000 shares of common stock from certain shareholders for $400,000.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 12 - INCOME TAXES

         The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2001 and 2000 is as follows:

                                                         2001          2000
                                                    -----------     ----------
         Federal income tax rate                          34.0%          34.0%
         Effect of net operating loss                    (34.0)%        (34.0)%
                                                    -----------     ----------
         Effective income tax rate                         0.0%           0.0%
                                                    ===========     ==========

         Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 are as follows:

         Loss carry forwards                                    $   3,757,200
         Less valuation allowance                                  (3,757,200)
                                                                -------------
                                                                $           -
                                                                =============

         At December 31, 2001, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the years ended December 31, 2001 and 2000, was an increase of $409,200 and $2,040,000, respectively. Net operating loss carry forwards of approximately $10,100,000 expire starting in 2012.


NOTE 13 - RELATED PARTY TRANSACTIONS

         The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a month-to-month basis. For the years ended December 31, 2001 and 2000, the Company paid this stockholder $36,000 and $7,700 for rent on this office building.

                      SITESTAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 14 - SEGMENT INFORMATION

         The Company has four business units that have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into four reportable segments:
         Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operating of the other business units. The Corporate group also arranges financing for the entire organization. The Internet group provides Internet access to customers in the Martinsville and Lynchburg, Virginia and Mt. Airy, North Carolina areas. The Development group provides customer software programming to companies, principally in the manufacturing industries. The Retail group operates a retail computer store in Lynchburg, Virginia as well as providing computer training to customers.

         The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2001 and 2000:

                                                  December 31, 2001
                              -------------------------------------------------------------------
                               Corporate      Internet     Development    Retail     Consolidated
                             -----------    ------------  ------------   ---------  -------------
     Revenue                 $         -    $ 3,040,752   $    276,210   $ 680,388  $   3,997,350
     Operating income (loss) $(1,348,709)   $    78,298   $      8,449   $ 110,484  $  (1,151,478)
     Depreciation and
       amortization          $     2,706    $   890,117   $     11,977   $   4,740  $     909,540
     Interest expense        $   180,462    $   136,083   $      8,170   $  (1,290) $     323,425
     Goodwill                $         -    $ 2,412,719   $          -   $       -  $   2,412,719
     Identifiable assets     $   519,161    $ 4,407,047   $     30,880   $ 106,980  $   5,064,068


                                                  December 31, 2000
                              -------------------------------------------------------------------
                               Corporate      Internet     Development    Retail     Consolidated
                             -----------    ------------  ------------   ---------  -------------
     Revenue                 $         -    $  1,603,204  $    225,836   $ 105,597  $   1,934,637
     Operating loss          $(1,635,933)   $ (3,077,180) $    (79,443)  $    (654) $  (4,793,210)
     Depreciation and
        amortization         $     3,303    $  1,607,489  $      6,994   $     590  $   1,618,376
     Interest expense        $   766,340    $     91,618  $          -   $     (39) $     857,919

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

     Our current directors, executive officers and key employees are as follows:


         Name                     Age             Position
         ----                     ---             --------
 Frederick T. Manlunas            33     Executive Chairman and Director

 Clinton J. Sallee                29     President, Chief Executive Officer and
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

     Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued thereunder, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2001, all of our executive officers and directors complied with the requirements of
Section 16 (a).


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid to our executive officers for the three fiscal years ended December 31st.

                                                                Other       Long-term
     Name and                                                  Annual      Compensation
Principal Position        Year    Salary ($)    Bonus ($)   Compensation($)   Awards
------------------        ----    ----------    ---------    ------------   ------------
Frederick T.              2001         -          -          239,370           -
Manlunas (1)              2000         -          -          268,068           -
Chairman of the           1999         -          -              -             -
Board

Clinton J.                2001         -          -          239,370           -
Sallee (2)                2000         -          -          311,268           -
President & Chief         1999         -          -              -             -
Executive Officer

-------------
(1) Mr. Manlunas received 7,124,094 shares of our common stock with a value of $239,370 in lieu of salary for 2001.

     In 2000, Mr. Manlunas was given 5,584,746 shares of our common stock valued at $268,068 as payment for his 2000 salary and bonus and for unpaid 1999 and 1998 salaries.

(2) Mr. Sallee received 7,124,094 shares of our common stock stock with a value of $239,370 in lieu of salary for 2001.

     In 2000, Mr. Sallee was given 6,584,746 shares of our common stock valued at $311,268 as payment for his 2000 salary and bonus.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of January 31, 2002 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.


Name and Address of                       Number of Shares           Percent
 Beneficial Owner                       Beneficially Owned (1)      of Class (2)
-----------------                       ----------------------      ------------
Frederick T. Manlunas                        19,203,898               20.67%
15303 Ventura Blvd., Suite 1510
Sherman Oaks, CA  91403

Clinton J. Sallee                            17,675,010               19.02%
15303 Ventura Blvd., Suite 1510
Sherman Oaks, CA  91403

Frank and Julie Erhartic                     12,437,985               13.39%
7109 Timberlake Road
Lynchburg, VA  24502

All  directors  and  officers                49,316,893               53.08%
as a  group  (3 persons)

------------
* Less than 1%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 92,904,654 shares of common stock outstanding as of January 31, 2002.


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

         On July 1999, a majority of our shareholders, including our Chairman, Mr. Manlunas, acquired all the issued and outstanding shares of Sitestar, Inc. , a Delaware corporation, in exchange for 3,491,428 shares of our common stock owned by those shareholders. Simultaneous with the closing of this transaction, those shareholders contributed the issued and outstanding shares of Sitestar, Inc. to us as contributed capital. Sitestar, Inc. is a Web development, design and hosting company formed in 1996 and is based in Annapolis, Maryland.

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

         In January 2002, we issued 7,124,094 shares of our common stock to Frederick Manlunas, our Executive Chairman, valued at $239,370 in lieu of back and accrued compensation. The issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

         In January 2002, we issued 7,124,094 shares of our common stock to Clinton J. Sallee, our president and chief executive officer, valued at $239,370 in lieu of back and accrued compensation. The issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1) The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit                           Description                                                   Filed
-------                           -----------                                                   -----
2.1.1     Agreement and Plan of Reorganization, dated October 25, 1998                             *
2.2.1     Agreement and Plan of Reorganization, dated July 27, 1999                                *
2.3       Asset Sale and Agreement re divestiture of Holland American Specialties, dated
          September 30, 1999                                                                       *
2.4       Asset Sale and Agreement re divestiture of Sierra Madre Foods, Inc., dated
          September 30, 1999                                                                       *
2.5       Letter of Intent to Acquire Eastern Shore Net, dated August 17, 1999                     *
2.6       Letter of Intent to Acquire Neocom Microspecialists, Inc., dated September 2, 1999       *
2.7       Plan and Agreement of Share Exchange, re acquisition of Neocom Micro-specialists,
          Inc., dated December 15, 1999                                                            *
2.8       Neocom Debt Assumption Agreement dated December 15, 1999                                 *
3.1(i)    Articles of Incorporation of the Registrant (December 17, 1992)                          *
3.1(ii)   Amended Articles of Incorporation (July 29, 1998)                                        *
3.1(iii)  Amended Articles of Incorporation (October 26, 1998)                                     *
3.1(iv)   Amended Articles of Incorporation (July 14, 1999)                                        *
3.1(v)    Amended Articles of Incorporation (July 28, 1999)                                        *
3.2(I)    By-laws of the Registrant (December 17, 1992)                                            *
4.1       Lease for Corporate Office                                                               **
4.2       Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the
          investors named therein and the Registrant                                              ***
4.3       12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New
          Millenium Capital Partners II, L.L.C.                                                   ***
4.4       12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW
          Partners, L.L.C.                                                                        ***
4.5       Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New
          Millenium Capital Partners, L.L.C.                                                      ***
4.6       Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW
          Partners, L.L.C.                                                                        ***
4.7       Registration Rights Agreement dated as of May 11, 2000 by and between the
          Registrant and the investors named therein.                                             ***
4.8       Security Agreement dated as of May 11, 2000 by and between the Registrant and the
          investors named therein.                                                                ***
4.9       Stock Tender and Exchange Agreement, dated November 22, 2000,  by and  among
          Sitestar Corporation and Frank and Julie Erhartic, the owners of FRE Enterprises,
          Inc.                                                                                    ****
21.1      Subsidiaries of the Registrant                                                           F
23.1      Consent of Stonefield Josephson, Inc.                                                    F
99        Lease for Corporate Office                                                               *

------------------
* Filed as an exhibit to the Registrant's Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999 and incorporated herein by reference.

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

F    Filed herewith


(2)   Reports filed on Form 8-K

On a Current Report on Form 8-K filed on November 28, 2001, the Company reported that it has repurchased approximately 10.6 million shares of its common stock from various shareholders through privately negotiated transactions. The stock repurchase was finalized at the end of business on November 19, 2001.

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


         Signature                           Title                   Date

 /s/ FREDERICK T. MANLUNAS          Chairman of the Board         April 15, 2002
 -------------------------
   Frederick T. Manlunas


 /s/ CLINTON J. SALLEE            President and Chief Executive   April 15, 2002
--------------------------          Officer
     Clinton J. Sallee

                                  EXHIBIT INDEX

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