Form 10QSB
period 2002-03-31
SITESTAR CORP
filed 2002-05-20
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2002 - 98,624,892 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                              SITESTAR CORPORATION
                                      INDEX

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of March 31, 2002         2-3

         Condensed Consolidated Statements of Operations for
         the three months ended March 31, 2002 and 2001                     4

         Condensed Consolidated Statements of Cash Flows for
         the three months ended March 31, 2002 and 2001                    5-6

         Notes to Condensed Consolidated Financial Statements              7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10-15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Change in Securities and Use of Proceeds                          15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $     309,074
   Accounts receivable, net of allowance of $465,545                   406,938
   Inventory                                                           112,277
   Other current assets                                                114,252
                                                                 -------------

     Total current assets                                              942,541

PROPERTY AND EQUIPMENT, net                                            404,379
CUSTOMER LIST, net                                                     953,535
GOODWILL                                                             2,472,719
INVESTMENTS                                                             95,000
                                                                 -------------

TOTAL ASSETS                                                     $   4,868,174
                                                                 =============















       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                                 MARCH 31, 2002
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $     474,256
   Deferred revenue                                                    158,572
   Convertible debenture                                               151,612
   Line of credit                                                       78,672
   Note payable - stockholders, current portion                        123,078
   Notes payable, current portion                                      190,489
   Capital lease obligations, current portion                           13,740
                                                                 -------------

     Total current liabilities                                       1,190,419

NOTES PAYABLE - STOCKHOLDERS, less current portion                     443,957
NOTES PAYABLE, less current portion                                    165,939
CAPITAL LEASE OBLIGATIONS, less current portion                          8,083
                                                                 -------------

TOTAL LIABILITIES                                                    1,808,398
                                                                 -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                             -
   Common Stock, $.001 par value, 300,000,000 shares
    authorized, 98,624,892 shares issued and outstanding                98,625
   Additional paid-in capital                                       13,608,541
   Accumulated deficit                                             (10,647,390)
                                                                 --------------

     Total stockholders' equity                                      3,059,776
                                                                 -------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                          $   4,868,174
                                                                 =============




       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)

                                                        2002          2001
                                                   ------------  -------------


REVENUE                                            $  1,135,232  $     912,174

COST OF REVENUE                                         528,165        327,980
                                                   ------------  -------------

GROSS PROFIT                                            607,067        584,194

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                636,453        732,145
                                                   ------------  -------------

LOSS FROM OPERATIONS                                    (29,386)      (147,951)

OTHER INCOME (EXPENSES)
  Other income                                                -         83,204
  Increase in market value of marketable
   securities                                                 -         41,242
  Interest expense                                      (54,473)      (102,773)
                                                   ------------- -------------

LOSS BEFORE INCOME TAXES                                (83,859)      (126,278)

INCOME TAXES                                                  -              -
                                                   ------------  -------------

NET LOSS                                           $    (83,859) $    (126,278)
                                                   ============  =============

BASIC AND DILUTED LOSS PER SHARE                   $      (0.00) $       (0.00)
                                                   ============  =============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                 98,116,426     62,554,634
                                                   ============  =============






       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (Unaudited)

                                                         2002          2001
                                                     ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (83,859)  $   (126,278)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization expense               187,246        281,502
    Amortization of debt financing costs                      -         61,218
    Increase in market value of marketable
     securities                                               -        (41,242)
    Stock issued in lieu of compensation
     and professional fees                              125,000         42,582
  Value of common shares cancelled                            -        (83,204)
  Net purchases of marketable securities                      -        (71,959)
  (Increase) decrease in:
    Accounts receivable                                  16,757        (19,976)
    Inventory                                           (22,277)        11,633
    Other assets                                        (22,888)        39,998
  Increase (decrease) in:
    Accounts payable and accrued expenses               108,528       (112,106)
    Deferred revenue                                     (4,022)       (22,559)
                                                     ----------   ------------
Net cash provided by (used in) operating activities     304,485        (40,391)
                                                     ----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       -              (999)
                                                     ----------   ------------
Net cash provided by (used in) investing activities        -              (999)
                                                     ----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit                           (1,137)             -
  Repayment of notes payable                            (54,004)       (12,360)
  Repayment of convertible debenture                   (325,000)             -
  Repayment of notes payable - stockholders             (10,473)       (10,478)
  Payment on capital lease obligation                   (10,752)        (7,848)
                                                     ----------   ------------
Net cash provided by (used in) financing activities    (401,366)      (30,686)
                                                     ----------   ------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                 (96,881)       (72,076)

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                  405,955        289,294
                                                     ----------   ------------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                     $  309,074   $    217,218
                                                     ==========   ============

       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2002 and 2001, the Company paid no income taxes and interest of approximately $ 54,000 and $ 25,000, respectively.


NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2002, the Company issued 3,720,238 shares of common stock for executive compensation of $125,000 and issued 2,000,000 shares of common stock to the original Sitestar.net shareholders that represented the contingent shares to be issued if no additional liabilities arose during the first two years after the acquisition. The value of these shares issued was $60,000 which is recorded as additional goodwill.

During the three months ended March 31, 2001, the Company converted $192,443 of the convertible debenture into 4,581,984 shares of common stock, issue 875,098 shares of common stock for professional services valued at $42,582 and canceled 1,457,562 shares of common stock valued at $83,204.
























       See the accompanying notes to the consolidated financial statements

                              SITESTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the "Company" or "Sitestar"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of March 31, 2002 the Company has outstanding 500,000 warrants to purchase shares of common stock at $0.77.


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

As of March 31, 2002, the holder of the debentures converted $513,388 in principal and $90,822 of accrued interest into 13,100,906 and 5,176,365, respectively, shares of the Company's common stock. Also as of March 31, 2002, the Company has repaid $335,000 of this debenture in cash.

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2002, the Company issued 3,720,238 shares of common stock for executive compensation of $125,000 which were valued at the market value at the date of issuance.

In addition, in January 2002 the Company issued 2,000,000 shares of common stock to the original Sitestar.net shareholders that represented the contingent shares to be issued if no additional liabilities arose during the first two years after the acquisition. The value of these shares issued was $60,000 which is recorded as additional goodwill in the accompanying financial statements. The value of the shares issued was the market value of the shares at the date of issuance.


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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2002 and 2001:


                                                  March 31, 2002
                            --------------------------------------------------------------
                             Corporate   Internet    Development     Retail   Consolidated
                            ----------  ----------   -----------   ---------  ------------
    Revenue                 $        -  $  866,466   $    81,914   $ 186,852  $  1,135,232
    Operating income (loss) $ (207,302) $  129,469   $     1,062   $  47,385  $    (29,386)
    Depreciation and
      amortization          $    1,320  $  173,194   $    11,832   $     900  $    187,246
    Interest expense        $   (7,012) $  (47,322)  $      (180)  $      41  $    (54,473)
    Goodwill                $        -  $3,588,700   $         -   $       -  $  3,588,700
    Identifiable assets     $  301,366  $4,164,758   $    28,880   $ 373,170  $  4,868,174

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5 - SEGMENT INFORMATION (Continued)

                                                  March 31, 2001
                            --------------------------------------------------------------
                             Corporate   Internet    Development     Retail   Consolidated
                            ----------  ----------   -----------   ---------  ------------
    Revenue                 $        -  $  666,646   $    50,579   $ 194,949  $    912,174
    Operating loss          $ (217,638) $   78,205   $   (36,965)  $  28,447  $   (147,951)
    Depreciation and
      amortization          $      825  $  278,029   $     1,748   $     900  $    281,502
    Interest expense        $   82,627  $   20,836   $         -   $    (690) $    102,773


NOTE 6 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill (which amounted to approximately $119,000 per quarter in the past), including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002 and as a result will not amortize goodwill after December 31, 2001.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company has adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2001 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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


RESULTS OF OPERATIONS

        The following tables show financial data for the three months ended March 31, 2002 and 2001. Operating results for any period are not necessarily indicative of results for any future period.


                                      FOR THE THREE MONTHS ENDED MARCH 31, 2002
                               CORPORATE  INTERNET   DEVELOPMENT    RETAIL       TOTAL
                               ---------  ---------  -----------   ---------  -----------
Revenue                        $       -  $ 866,466  $    81,914   $ 186,852  $ 1,135,232
Cost of revenue                        -    383,236       37,313     107,616      528,165
                               ---------  ---------  -----------   ---------  -----------
Gross profit                           -    483,230       44,601      79,236      607,067
Operating expenses               207,302    353,761       43,539      31,851      636,453
                               ---------  ---------  -----------   ---------  -----------
Income (loss) from operations   (207,302)   129,469        1,062      47,385      (29,386)
Other income (expense)         (   7,012)   (47,322)        (180)         41      (54,473)
                               ---------  ---------  -----------   ---------  -----------
Net income (loss)              $(214,314) $  82,147  $       882   $  47,426  $   (83,859)
                               =========  =========  ===========   =========  ============

EBITDA                         $(205,982) $ 302,663  $    12,894   $  48,285  $   157,860
   Corporate expenses paid
     with common stock           125,000          -            -           -      125,000
                               ---------  ---------  -----------   ---------  -----------
Adjusted EBITDA                $ (80,982) $ 302,663  $    12,894   $  48,285  $   282,860
                               =========  =========  ===========   =========  ============


                                      FOR THE THREE MONTHS ENDED MARCH 31, 2001
                               CORPORATE  INTERNET   DEVELOPMENT    RETAIL       TOTAL
                               ---------  ---------  -----------   ---------  -----------
Revenue                        $       -  $ 666,646  $    50,579   $ 194,949  $   912,174
Cost of revenue                        -    190,374       50,224      87,382      327,980
                               ---------  ---------  -----------   ---------  -----------
Gross profit                           -    476,272          355     107,567      584,194
Operating expenses               217,638    398,067       37,320      79,120      732,145
                               ---------  ---------  -----------   ---------  -----------
Income (loss) from operations   (217,638)    78,205      (36,965)     28,447     (147,951)
Other income (expense)            41,819    (20,836)           -         690       21,673
                               ---------  ---------  -----------   ---------  -----------
Net income (loss)              $(175,819)    57,369      (36,965)     29,137  $  (126,278)
                               =========  =========  ===========   =========  ===========

EBITDA                         $ (92,367)   357,982      (36,965)     29,347      257,997
   Corporate expenses paid
     with common stock            42,542          -            -           -       42,542
                               ---------  ---------  -----------   ---------  -----------
Adjusted EBITDA                $ (49,825) $ 357,982  $   (36,965)  $  29,347  $   300,539
                               =========  =========  ===========   =========  ===========

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

Adjusted EBITDA represents earnings/(loss) before depreciation and amortization, interest income and expense, income tax expense (benefit), equity in profit/(loss) of unconsolidated affiliates, impairment in value of goodwill, stock based compensation, gain/(loss) on assets and other extraordinary items.

Adjusted EBITDA is presented because the Company believes it is an acceptable financial indicator of the Company's ability to meet future debt service, capital expenditure and working capital requirements. Adjusted EBITDA is not determined in accordance with generally accepted accounting principles. It should not be considered in isolation or as an alternative to net income as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. In addition, the Company's adjusted EBITDA is not comparable to those of other companies, which may determine adjusted EBITDA differently.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

REVENUE. Revenue for the three months ended March 31, 2002 increased by $223,058 or 24.5% from $912,174 for the three months ended March 31, 2001 to $1,135,232 for the same period in 2002. The increase is attributed to the acquisition of Advance Internet in July 2001. The Internet revenue generated by this acquisitions in the 1st quarter of 2002 was $279,547. We expect our Internet revenue to continue to grow through an increase in our subscriber base and by future acquisitions.

COST OF REVENUE. Costs of revenue for the three months ended March 31, 2002 increased by $200,185 or 61.0% from $327,980 for the three months ended March 31, 2001 to $528,165 for the same period in 2002. As a percentage of revenue cost of revenue has increased from 35.9% to 46.5%. The increase as a percentage of revenue is principally due some rebates we received from our major supplier of Internet services during the 1st quarter of 2001.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2002 decreased by $95,692 or 13.1% from $732,145 for the three months ended March 31, 2001 to $636,453 for the same period in 2002. The largest component of operating expense is depreciation and amortization that amounted to $281,502 for the three months ended March 31, 2001 and $187,246 for the same period in 2002. The decrease in depreciation and amortization is due to the adoption of SFAS No. 142 on January 1, 2002 which no longer requires us to amortize our goodwill balance.

OTHER INCOME. During the three months ended March 31, 2001, certain stockholders surrendered a total of 1,457,562 shares of common stock valued at $83,204. We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999. .

GAIN FROM MARKETABLE SECURITIES. During the three months ended March 31, 2001, we recognized $41,242 in gains on the sale of marketable securities. During the three months ended March 31, 2002 we recognized no such gains. We have classified the marketable securities in our portfolio as trading securities.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2002 decreased by $48,300 from $102,773 for the three months ended March 31, 2001 to $54,473 for the same period in 2002. This decrease was a result of no loan amortization charges related to the convertible debenture during the three months ended March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, we generated EBITDA at our operating subsidiary level of $363,842. This amount was offset by EBITDA at the corporate level of $(205,982). However, at the corporate level we paid for certain salaries of $125,000 by issuing shares of our common stock rather than paying these expenses with cash. After taking into account these non-cash expenses at the corporate level the actual net cash spent at the corporate level was only $80,982. The following table illustrates the actual cash flow generated during the three months ended March 31, 2002:

    EBITDA generated at the operating subsidiary level       $       363,842
    EBITDA generated at the corporate level                         (205,982)
    Corporate expenses paid with common stock                        125,000
                                                             ---------------
             ADJUSTED EBITDA                                 $       282,860
                                                             ===============


During the three months ended March 31, 2002, we paid down our convertible debenture by $325,000. We also repaid notes payable and notes payable - stockholders of approximately $54,000 and $10,000 respectively.

Our business plan has required, and is expected to continue to require, substantial capital to fund the growth of our operations, capital expenditures, and expansion of sales and marketing capabilities and acquisitions.

On May 11, 2000 we issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and were due on May 1, 2001. On August 14, 2000, we issued another two convertible debenture for an aggregate of $500,000 to the holders of the above-mentioned debentures for the same terms described above. The debenture bears interest at 12% per annum and were due on August 14, 2001. These convertible debentures are currently callable at anytime since it is past its maturity date. The debenture holders can call these debentures upon sufficient written advance notice as agreed upon in the convertible debenture agreement.

As of March 31, 2002, the holder of the debentures converted $513,388 in principal and $90,822 of accrued interest into 13,100,906 and 5,176,365, respectively, shares of the Company's common stock. Also as of March 31, 2002, the Company has repaid $335,000 of this debenture in cash.

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

                                             SITESTAR CORPORATION



                                             By: /s/ Frederick T. Manlunas
                                             -----------------------------
                                             Frederick T. Manlunas
                                             Chairman of the Board


Date:  May 20, 2002