Form 10QSB
period 2002-06-30
SITESTAR CORP
filed 2002-08-19
CIK 1096934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
 (Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2002 - 98,624,892 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                              SITESTAR CORPORATION
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet as of June 30, 2002        3-4

           Condensed Consolidated Statements of Operations for
           the three months ended June 30, 2002 and 2001                    5

           Condensed Consolidated Statements of Operations for
           the six months ended June 30, 2002 and 2001                      6

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 2002 and 2001                     7-8

           Notes to Condensed Consolidated Financial Statements           9-13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           14-20

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               20

Item 2.    Change in Securities and Use of Proceeds                        20

Item 3.    Defaults Upon Senior Securities                                 20

Item 4.    Submission of Matters to a Vote of Security Holders             20

Item 5.    Other Information                                               20

Item 6.    Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                 21

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $        98,674
   Marketable securities                                                27,248
   Accounts receivable, net of allowance of $434,988                   365,592
   Inventory                                                            94,950
   Other current assets                                                112,672
                                                               ---------------

     Total current assets                                              699,136

PROPERTY AND EQUIPMENT, net                                            381,896
CUSTOMER LIST, net                                                     950,373
GOODWILL                                                             2,472,719
INVESTMENTS                                                            130,500
                                                               ---------------

TOTAL ASSETS                                                   $     4,634,624
                                                               ===============


















       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                                  JUNE 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $       373,914
   Deferred revenue                                                    211,125
   Convertible debenture                                               151,612
   Line of credit                                                       77,493
   Note payable - stockholders, current portion                        123,314
   Notes payable, current portion                                      183,668
   Capital lease obligations, current portion                            6,598
                                                               ---------------

     Total current liabilities                                       1,127,724

NOTES PAYABLE - STOCKHOLDERS, less current portion                     398,854
NOTES PAYABLE, less current portion                                    167,640
CAPITAL LEASE OBLIGATIONS, less current portion                          4,400
                                                               ---------------

TOTAL LIABILITIES                                                    1,698,618
                                                               ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, $.001 par value, 10,000,000 shares
     authorized, 0 shares issued and outstanding                             -
   Common Stock, $.001 par value, 300,000,000 shares
    authorized, 98,624,892 shares issued and outstanding                98,625
   Additional paid-in capital                                       13,608,541
   Accumulated deficit                                             (10,771,160)
                                                               ----------------

     Total stockholders' equity                                      2,936,006
                                                               ---------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                        $     4,634,624
                                                               ===============







       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                            2002            2001
                                                       -------------   -------------
REVENUE                                                $     995,682   $     919,959

COST OF REVENUE                                              542,024         386,653
                                                       -------------   -------------

GROSS PROFIT                                                 453,658         533,306

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                     529,611       1,081,634
                                                       -------------   -------------

LOSS FROM OPERATIONS                                         (75,953)       (548,328)

OTHER INCOME (EXPENSES)
  Other income                                                 2,016          13,313
  Increase in market value of marketable securities                -          89,446
  Interest expense                                           (49,833)        (65,601)
                                                       --------------  --------------

LOSS BEFORE INCOME TAXES                                    (123,770)       (511,170)

INCOME TAXES                                                       -               -
                                                       -------------   -------------

NET LOSS                                               $    (123,770)  $    (511,170)
                                                       ==============  =============

BASIC AND DILUTED LOSS PER SHARE                       $      (0.00)   $       (0.01)
                                                       =============   =============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                      98,624,892      68,749,662
                                                       =============   =============







       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                            2002              2001
                                                       -------------   -------------
REVENUE                                                $   2,130,914   $   1,832,133

COST OF REVENUE                                            1,070,189         714,633
                                                       -------------   -------------

GROSS PROFIT                                               1,060,725       1,117,500

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                   1,166,064       1,813,779
                                                       -------------   -------------

LOSS FROM OPERATIONS                                        (105,339)       (696,279)

OTHER INCOME (EXPENSES)
  Other income                                                 2,016          96,517
  Increase in market value of marketable securities                -         130,688
  Interest expense                                          (104,306)       (168,374)
                                                       --------------  --------------

LOSS BEFORE INCOME TAXES                                    (207,629)       (637,448)

INCOME TAXES                                                       -               -
                                                       -------------   -------------

NET LOSS                                               $    (207,629)  $    (637,448)
                                                       ==============  ==============

BASIC AND DILUTED LOSS PER SHARE                       $      (0.00)   $       (0.01)
                                                       =============   ==============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                      98,372,064      65,669,261
                                                       =============   =============





       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                               2002           2001
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $   (207,629)  $   (637,448)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization expense                     237,297        566,928
   Amortization of debt financing costs                            -         97,315
   Increase in market value of marketable securities               -       (130,688)
   Stock issued in lieu of compensation
      and professional fees                                  125,000        450,377
   Value of common shares cancelled                                -        (96,517)
   Net purchases of marketable securities                          -        101,499
   (Increase) decrease in:
     Accounts receivable                                      58,103        (46,686)
     Inventory                                                (4,950)         6,234
     Other assets                                            (21,308)        56,270
   Increase (decrease) in:
     Accounts payable and accrued expenses                     8,011       (228,721)
     Deferred revenue                                         48,531       (103,350)
                                                        ------------   ------------
Net cash provided by  operating activities                   243,055         35,213
                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (24,231)        (7,418)
   Purchase of investments                                   (35,500)             -
   Deposit paid for acquisition                                    -       (150,000)
                                                        ------------   -------------
Net cash used in investing activities                        (59,731)      (157,418)
                                                        ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in line of credit                               (2,316)             -
   Repayment of notes payable                                (59,124)       (29,625)
   Repayment of convertible debenture                       (325,000)             -
   Repayment of notes payable - stockholders                 (55,340)       (30,861)
   Payment on capital lease obligation                       (21,577)       (15,607)
                                                        ------------   -------------
Net cash used in financing activities                       (463,357)       (76,093)
                                                        ------------   -------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                     (280,033)      (198,298)
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                       378,707        289,294
                                                        ------------   ------------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                        $     98,674   $     90,996
                                                        ============   ============

       See the accompanying notes to the consolidated financial statements

                      SITESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (CONTINUED)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2002 and 2001, the Company paid no income taxes and interest of approximately $ 104,000 and $ 25,000, respectively.


NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2002, the Company issued 3,720,238 shares of common stock for executive compensation of $125,000 and issued 2,000,000 shares of common stock to the original Sitestar.net shareholders that represented the contingent shares to be issued if no additional liabilities arose during the first two years after the acquisition. The value of these shares issued was $60,000 which is recorded as additional goodwill.

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




















       See the accompanying notes to the consolidated financial statements

                              SITESTAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the "Company" or "Sitestar"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of June 30, 2002 the Company has outstanding 500,000 warrants to purchase shares of common stock at $0.77.

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

As of June 30, 2002, the holder of the debentures converted $513,388 in principal and $90,822 of accrued interest into 13,100,906 and 5,176,365, respectively, shares of the Company's common stock. Also as of June 30, 2002, the Company has repaid $335,000 of this debenture in cash.

As of June 30, 2002, the convertible debentures are past their maturity and callable at anytime by the debenture holders. The debenture holder has also served notice to the Company that the convertible debentures are in default. The Company has not converted any of the outstanding balances into the Company's common stock for the last 3 quarters. The Company also has not redeemed any of the convertible debentures since February 2002.

As of June 30, 2002, there is a discrepancy between the balance maintained by the Company and the balance calculated by the debenture holders. The balance the Company has disclosed in its financial statements is derived from all the conversion notices and confirmation received from our debenture holders as of the last fiscal year's audited financial statements. The Company and the representatives of the debenture holders are working to reconcile and resolve the balance discrepancies.

The Company believes that it has proper documentation to support its position in this matter; however, in the event the Company is not successful in reconciling and resolving this matter, the outstanding balance of the convertible debenture could increase significantly. As of June 30, 2002, the Company has disclosed that the outstanding principal balance is $151,612. This outstanding balance could increase to over $300,000 if the debenture holders are able to assert that their balance is the correct balance.


NOTE 4 - COMMON STOCK

During the six months ended June 30, 2002, the Company issued 3,720,238 shares of common stock for executive compensation of $125,000.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2002 and 2001:


                                                    June 30, 2002
                             ----------------------------------------------------------------
                               Corporate    Internet    Development    Retail    Consolidated
                             -----------  ------------  -----------  ----------  ------------
   Revenue                   $         -  $  1,692,223  $   144,861  $  293,830  $ 2,130,914
   Operating income (loss)   $  (415,863) $    249,727  $     9,573  $   51,224  $  (105,339)
   Depreciation and
     amortization            $     2,639  $    226,202  $     6,516  $    1,940  $   237,297
   Interest expense          $   (12,014) $    (92,292) $         -  $        -  $  (104,306)
   Intangible assets         $         -  $  3,423,092  $         -  $        -  $ 3,423,092
   Identifiable assets       $   334,247  $  4,106,180  $    28,880  $  165,317  $ 4,634,624


                                                    June 30, 2001
                             ----------------------------------------------------------------
                               Corporate    Internet    Development    Retail    Consolidated
                             -----------  ------------  -----------  ----------  ------------
   Revenue                   $         -  $  1,325,621  $   148,478  $  358,034  $ 1,832,133
   Operating loss            $  (770,000) $     53,164  $   (34,553) $   55,110  $  (696,279)
   Depreciation and
     amortization            $     1,715  $    559,947  $     3,496  $    1,770  $   566,928
   Interest expense          $   135,571  $     33,528  $       (17) $     (708) $   168,374

                              SITESTAR CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

The Company has adopted SFAS No. 142, "Goodwill and Other Intangibles" and accordingly has ceased amortizing Goodwill. Amortization expense related to Goodwill for the six months ended June 30, 2001 was $237,690. Pursuant to the standard, the Company performed the first tier Goodwill impairment test based on criteria in effect at date of Adoption, January 1, 2002, and determined that there is no indication of impairment. The Company has not yet determined the date of the annual impairment test, and therefore may perform the test again before the year end December 31, 2002, but does not expect the result to have a material impact on financial position and results of operations.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 7 - SUBSEQUENT EVENT

In July 2002, the Company acquired, through its affiliate, Sitestar SMS Partners, LLC, a minority equity stake in Chikka Holdings, Ltd., a British
Virgin Islands registered company operating in the Asia Pacific region, specifically in the Philippines. Chikka is a leading provider of mobile messaging and other enhanced data services to mobile carriers. Sitestar SMS Partners is managed by the Company and is composed of various third party limited investors, which include current Sitestar shareholders. Sitestar SMS Partners invested $500,000 in exchange for a minority equity stake in Chikka.

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

We believe the acquisition of ADVI, with about 3,000 subscribers, enhanced our primary strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging our service footprint. We also believe this transaction opened other acquisition opportunities for us to further increase our presence in the northern areas of North Carolina. This recent acquisition increases our Internet access customer base to over 15,000 subscribers. This acquisition included goodwill of $702,642 that is the premium we paid to have the opportunity to generate revenues and earnings in this market. Furthermore, this acquisition generated us cost savings with the integration and consolidation of ADVI's corporate and administrative functions with our existing infrastructure. This estimated cost savings, along with the accretive nature of the transaction from an operating cash flow perspective, will further allow us to enhance our revenue streams and increase our operating cash flow.


RESULTS OF OPERATIONS

         The following tables show financial data for the six months ended June 30, 2002 and 2001. Operating results for any period are not necessarily indicative of results for any future period.


                                           FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                ------------------------------------------------------------
                                CORPORATE     INTERNET   DEVELOPMENT   RETAIL      TOTAL
                                ---------   -----------  -----------  ---------  -----------
Revenue                         $       -   $ 1,692,223  $  144,861   $ 293,830  $ 2,130,914
Cost of revenue                         -       811,903      76,429     181,857    1,070,189
                                ---------   -----------  -----------  ---------  -----------
Gross profit                            -       880,320      68,432     111,973    1,060,725
Operating expenses                415,863       630,593      58,859      60,749    1,166,064
                                ---------   -----------  -----------  ---------  -----------
Income (loss) from operations    (415,863)      249,727       9,573      51,224     (105,339)
Other income (expense)            (10,105)      (92,046)       (180)         41     (102,290)
                                ---------   -----------  -----------  ---------  -----------
Net income (loss)               $(425,968)  $   157,681  $    9,393   $  51,265  $  (207,629)
                                =========   ===========  ==========   =========  ===========

EBITDA                          $(413,224)  $   475,924  $   16,089   $  53,164  $   131,953
   Corporate expenses paid
     with common stock            125,000             -          -           -       125,000
                                ---------   -----------  -----------  ---------  -----------
Actual cash generated           $(288,224)   $  475,924  $   16,089   $  53,164  $   256,953
                                =========   ===========  ==========   =========  ===========


                                              FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                ------------------------------------------------------------
                                CORPORATE     INTERNET   DEVELOPMENT   RETAIL      TOTAL
                                ---------   -----------  -----------  ---------  -----------
Revenue                         $       -   $ 1,325,621  $  148,478   $ 358,034  $ 1,832,133
Cost of revenue                         -       459,612     101,676     153,345      714,633
                                ---------   -----------  -----------  ---------  -----------
Gross profit                            -       866,009      46,802     204,689    1,117,500
Operating expenses                770,000       812,845      81,355     149,579    1,813,779
                                ---------   -----------  -----------  ---------  -----------
Income (loss) from operations    (770,000)       53,164     (34,553)     55,110     (696,279)

Other income (expense)             91,634       (33,511)         -          708       58,831
                                ---------   -----------  -----------  ---------  -----------
Net income (loss)               $ (678,366) $    19,653  $  (34,553)  $  55,818  $  (637,448)
                                =========   ===========  ==========   =========  ===========

EBITDA                          $ (676,651) $   616,606  $  (34,553)  $  56,880  $   (37,718)
   Corporate expenses paid
     with common stock             450,377            -          -          -        450,377
                                ---------   -----------  -----------  ---------  -----------
Actual cash generated           $(226,274)  $   616,606  $  (34,553)  $  56,880  $   412,659
                                =========   ===========  ==========   =========  ===========

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

REVENUE. Revenue for the three months ended June 30, 2002 increased by $75,723 or 8.2% from $919,959 for the three months ended June 30, 2001 to $995,682 for the same period in 2002. The increase is attributed to the acquisition of Advance Internet in July 2001 that contributed revenue of $201,278 for the three months ended June 30, 2002, offset by a decrease in revenue of $125,555 principally as a result of increased competition in the high-speed internet access market.

COST OF REVENUE. Costs of revenue for the three months ended June 30, 2002 increased by $155,371 or 40.2% from $386,653 for the three months ended June 30, 2001 to $542,024 for the same period in 2002. As a percentage of revenue cost of revenue has increased from 42.0% to 54.4%. The increase as a percentage of revenue is principally due higher internet access fees.

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 2002 decreased by $552,023 or 51.0% from $1,081,634 for the three months ended June 30, 2001 to $529,611 for the same period in 2002. The largest component of operating expense is depreciation and amortization that amounted to $285,426 for the three months ended June 30, 2001 and $50,051 for the same period in 2002. The decrease in depreciation and amortization is due to the adoption of SFAS No. 142 on January 1, 2002 which no longer requires us to amortize our goodwill balance.

OTHER INCOME. During the three months ended June 30, 2001, certain stockholders surrendered a total of 283,856 shares of common stock valued at $13,313. We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999. .

GAIN FROM MARKETABLE SECURITIES. During the three months ended June 30, 2001, we recognized $89,446 in gains on the sale of marketable securities. During the three months ended June 30, 2002 we recognized no such gains. We have classified the marketable securities in our portfolio as trading securities.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2002 decreased by $15,768 or 24.0% from $65,601 for the three months ended June 30, 2001 to $49,833 for the same period in 2002. This decrease was a result of no loan amortization charges related to the convertible debenture during the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

REVENUE. Revenue for the six months ended June 30, 2002 increased by $298,781 or 16.3% from $1,832,133 for the six months ended June 30, 2001 to $2,130,914 for the same period in 2002. The increase is attributed to the acquisition of Advance Internet in July 2001 that contributed revenue of $480,825 for the six months ended June 30, 2002, offset by a decrease in revenue of $152,044 principally as a result of increased competition in the high-speed internet access market.

COST OF REVENUE. Costs of revenue for the six months ended June 30, 2002 increased by $355,556 or 49.8% from $714,633 for the six months ended June 30, 2001 to $1,070,189 for the same period in 2002. As a percentage of revenue cost of revenue has increased from 39.0% to 50.2%. The increase as a percentage of revenue is principally due some rebates we received from our major supplier of Internet services during the 1st quarter of 2001.

OPERATING EXPENSES. Operating expenses for the six months ended June 30, 2002 decreased by $647,715 or 35.7% from $1,813,779 for the six months ended June 30, 2001 to $1,166,064 for the same period in 2002. The largest component of operating expense is depreciation and amortization that amounted to $566,928 for the six months ended June 30, 2001 and $237,297 for the same period in 2002. The decrease in depreciation and amortization is due to the adoption of SFAS No. 142 on January 1, 2002 which no longer requires us to amortize our goodwill balance.

OTHER INCOME. During the six months ended June 30, 2001, certain stockholders surrendered a total of 1,741,418 shares of common stock valued at $96,517. We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender. The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999.

GAIN FROM MARKETABLE SECURITIES. During the six months ended June 30, 2001, we recognized $130,688 in gains on the sale of marketable securities. During the six months ended June 30, 2002 we recognized no such gains. We have classified the marketable securities in our portfolio as trading securities.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2002 decreased by $64,068 or 38.1% from $168,374 for the six months ended June 30, 2001 to $104,306 for the same period in 2002. This decrease was a result of no loan amortization charges related to the convertible debenture during the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2002, we generated EBITDA at our operating subsidiary level of $545,177. This amount was offset by EBITDA at the corporate level of $(413,224). However, at the corporate level we paid for certain salaries of $125,000 by issuing shares of our common stock rather than paying these expenses with cash. After taking into account these non-cash expenses at the corporate level the actual net cash spent at the corporate level was $288,224. The following table illustrates the actual cash flow generated during the six months ended June 30, 2002:

  EBITDA generated at the operating subsidiary level     $         545,177
  EBITDA generated at the corporate level                         (413,224)
  Corporate expenses paid with common stock                        125,000
                                                         -----------------
           ACTUAL CASH GENERATED                         $         256,953
                                                         =================

During the six months ended June 30, 2002, we paid down our convertible debenture by $325,000. We also repaid notes payable and notes payable - stockholders of approximately $59,000 and $55,000 respectively.

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

As of June 30, 2002, the holder of the debentures converted $513,388 in principal and $90,822 of accrued interest into 13,100,906 and 5,176,365, respectively, shares of our common stock. Also as of June 30, 2002, we have repaid $335,000 of this debenture in cash.

As of June 30, 2002, the convertible debentures are past their maturity and callable at anytime by the debenture holders. The debenture holder has also served notice to us that the convertible debentures are in default. We have not converted any of the outstanding balances into our common stock for the last 3 quarters. We also have not redeemed any of the convertible debentures since February 2002.

As of June 30, 2002, there is a discrepancy between the balance maintained by us and the balance calculated by the debenture holders. The balance we have disclosed in our financial statements is derived from all the conversion notices and confirmation received from our debenture holders as of the last fiscal year's audited financial statements. The representatives of the debenture holders and us are working to reconcile and resolve the balance discrepancies.

We believe that we have proper documentation to support our position in this matter; however, in the event we are not successful in reconciling and resolving this matter, the outstanding balance of the convertible debenture could increase significantly. As of June 30, 2002, we have disclosed that the outstanding principal balance is $151,612. This outstanding balance could increase to over $300,000 if the debenture holders are able to assert that their balance is the correct balance.

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

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

   99.1   Certification  of the Chief  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2   Certification  of the Chief  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SITESTAR CORPORATION



                                          By: /s/ Frederick T. Manlunas
                                              -------------------------
                                              Frederick T. Manlunas
                                              Executive Chairman and
                                              Chief Financial Officer


Date:  August 19, 2002