Form 10QSB
period 2002-09-30
SITESTAR CORP
filed 2002-11-19
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-27763

(Commission file number)

SITESTAR CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

88-0397234

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

7109 Timberlake Road, Lynchburg, VA  24502

(Address of principal executive offices)

(434) 239-4272

(Issuer's telephone number)

15303 Ventura Boulevard, Suite 1510, Sherman Oaks, CA 91403

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2002 – 99,843,147 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

Index

Page

Number

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2002

2-3

Condensed Consolidated Statements of Operations for

the three months ended September 30, 2002 and 2001

4

Condensed Consolidated Statements of Operations for

the nine months ended September 30, 2002 and 2001

5

Condensed Consolidated Statements of Cash Flows for

the nine months ended September 30, 2002 and 2001

6-7

Notes to Condensed Consolidated Financial Statements

8-11

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

13-18

Item 3.

Controls and Procedures

18

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 2.

Change in Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits and Reports on Form 8-K

20

SIGNATURES

21

CERTIFICATIONS

22

Part III.

EXHIBITS

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002

(Unaudited)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents

$

28,450

   Accounts receivable, net of allowance of $349,569

384,174

   Inventory

79,549

   Other current assets

50,456

     Total current assets

542,629

PROPERTY AND EQUIPMENT, net

326,764

CUSTOMER LIST, net

869,943

GOODWILL

       2,472,719

TOTAL ASSETS

$     4,212,055

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

SEPTEMBER 30, 2002

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses

$

298,353

   Deferred revenue

240,071

   Convertible debenture

139,412

   Line of credit

77,493

   Note payable – stockholders, current portion

127,681

   Notes payable, current portion

183,668

   Capital lease obligations, current portion

5,165

     Total current liabilities

1,071,843

NOTES PAYABLE – STOCKHOLDERS, less current portion

388,381

NOTES PAYABLE, less current portion

140,784

TOTAL LIABILITIES

1,601,008

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred Stock, $.001 par value, 10,000,000 shares

     authorized, 0 shares issued and outstanding

-

   Common Stock, $.001 par value, 300,000,000 shares

    authorized, 99,843,147 shares issued and outstanding

99,844

   Additional paid-in capital

 13,619,522

   Accumulated deficit

(11,108,319)

     Total stockholders’ equity

      2,611,047

TOTAL LIABILITIES AND

   STOCKHOLDERS' EQUITY

$     4,212,055

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

       2002

       2001

REVENUE

$

930,785

$

1,078,154

COST OF REVENUE

462,928

389,860

GROSS PROFIT

467,857

688,294

SELLING, GENERAL AND

 ADMINISTRATIVE EXPENSES

754,614

1,066,345

LOSS FROM OPERATIONS

(286,757)

(378,051)

OTHER INCOME (EXPENSES)

  Other income

288

1,297

  Decrease in market value of marketable securities

-

(41,482)

  Interest expense

(50,690)

(84,441)

LOSS BEFORE INCOME TAXES

(337,159)

(502,677)

INCOME TAXES

                     -

                      -

NET LOSS

$      (337,159)

$      (502,677)

BASIC AND DILUTED LOSS PER SHARE

$         (0.00)

$          (0.01)

WEIGHTED AVERAGE SHARES

     OUTSTANDING - BASIC AND DILUTED

   98,936,184

    81,684,325

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

       2002

       2001

REVENUE

$

3,061,699

$

2,910,286

COST OF REVENUE

1,533,117

1,100,701

GROSS PROFIT

1,528,582

1,809,585

SELLING, GENERAL AND

 ADMINISTRATIVE EXPENSES

1,920,678

2,883,915

LOSS FROM OPERATIONS

(392,096)

(1,074,330)

OTHER INCOME (EXPENSES)

  Other income

2,304

97,831

  Increase in market value of marketable securities

-

89,206

  Interest expense

(154,996)

(252,832)

LOSS BEFORE INCOME TAXES

(544,788)

(1,140,125)

INCOME TAXES

                  -

                      -

NET LOSS

$    (544,788)

$   (1,140,125)

BASIC AND DILUTED LOSS PER SHARE

$        (0.01)

$

(0.02)

WEIGHTED AVERAGE SHARES

     OUTSTANDING - BASIC AND DILUTED

  98,562,170

     70,986,360

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

       2002

       2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(544,788)

$

(1,140,125)

   Adjustments to reconcile net loss to net

cash provided by operating activities:

Depreciation and amortization expense

354,365

861,338

Amortization of debt financing costs

-

107,315

   Increase in market value of marketable securities

-

(89,206)

Stock issued in lieu of compensation

      and professional fees

125,000

508,328

Value of common shares cancelled

-

(96,517)

Net purchases of marketable securities

-

169,999

(Increase) decrease in:

Accounts receivable

39,521

(71,670)

Inventory

10,451

33,003

Other assets

40,908

12,170

Increase (decrease) in:

Accounts payable and accrued expenses

111,511

(108,380)

Deferred revenue

           77,477

          (97,417)

Net cash provided by operating activities

         214,445

           88,838

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment

(27,050)

(14,336)

Acquisition of subsidiary, net of cash acquired

-

(131,608)

Purchase of investments

         (35,500)

                -

Net cash used in investing activities

        (62,550)

    (145,944)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in line of credit

(2,316)

-

Repayment of notes payable

(85,980)

(46,289)

Repayment of convertible debenture

(325,000)

(10,000)

Repayment of notes payable – stockholders

(61,446)

(50,503)

Payment on capital lease obligation

          (27,410)

(23,970)

Net cash used in financing activities

        (502,152)

(130,762)

NET DECREASE IN CASH

   AND CASH EQUIVALENTS

(350,257)

(187,868)

CASH AND CASH EQUIVALENTS -

   BEGINNING OF PERIOD

          378,707

         289,294

CASH AND CASH EQUIVALENTS -

   END OF PERIOD

$          28,450

$        101,426

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2002 and 2001, the Company paid no income taxes and interest of approximately $ 140,000 and $ 43,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2002, the Company converted $12,200 of the convertible debenture into 1,218,255 shares of common stock, issued 3,720,238 shares of common stock for executive compensation of $125,000 and issued 2,000,000 shares of common stock to the original Sitestar.net shareholders that represented the contingent shares to be issued if no additional liabilities arose during the first two years after the acquisition.  The value of these shares issued was $60,000 which is recorded as additional goodwill.  The Company also transferred certain non-cash assets valued at $179,061 to two of its former officers and directors in satisfaction of accrued salaries owed them.

During the nine months ended September 30, 2001, the Company converted $202,443 of the convertible debenture into 5,137,540 shares of common stock, issued 4,018,682 shares of common stock for professional services valued at $151,327, issued 7,140,000 shares of common stock for officers’ salaries of $357,000 and canceled 1,741,418 shares of common stock valued at $96,517.  In addition, during the nine months ended September 30, 2001, the Company entered into capital lease obligations of  $12,253.  The Company also issued 6,021,818 shares of its common stock valued at $301,091 as part of the acquisition of Advanced Internet in July 2001

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB.  The results of the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

NOTE 2 – EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.   As of September 30, 2002 the Company has outstanding 500,000 warrants to purchase shares of common stock at $0.77.

NOTE 3 – CONVERTIBLE DEBENTURE

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000. The debentures bear interest at 12% per annum and were due on May 1, 2001.  On August 14, 2000, the Company issued another two convertible debenture aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except for the due date of August 14, 2001.

Cumulative through September 30, 2002, the holder of the debentures converted $525,588 in principal and $90,822 of accrued interest into 14,319,161 and 5,176,365, respectively, shares of the Company’s common stock.  Also as of September 30, 2002, the Company has repaid $335,000 of this debenture in cash.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 – CONVERTIBLE DEBENTURE, continued

As of September 30, 2002, the convertible debentures are past their maturity and callable at anytime by the debenture holders. The debenture holder has also served notice to the Company that the convertible debentures are in default. The Company also has not redeemed any of the convertible debentures since February 2002 and converted $12,200 into shares of common stock in August and September 2002.

As of September 30, 2002, there is a discrepancy between the balance maintained by the Company and the balance calculated by the debenture holders. The balance the Company has disclosed in its financial statements is derived from all the conversion notices and confirmation received from our debenture holders as of the last fiscal year’s audited financial statements. The Company and the representatives of the debenture holders are working to reconcile and resolve the balance discrepancies.

The Company believes that it has proper documentation to support its position in this matter; however, in the event the Company is not successful in reconciling and resolving this matter, the outstanding balance of the convertible debenture could increase significantly. As of September 30, 2002, the Company has disclosed that the outstanding principal balance is $139,412. This outstanding balance could increase to over $300,000 if the debenture holders are able to demonstrate that their balance is the correct balance.

NOTE 4 – COMMON STOCK

During the nine months ended September 30, 2002, the Company issued 3,720,238 shares of common stock for executive compensation of $125,000.

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

In August and September 2002, the Company converted $12,200 of the convertible debenture into 1,218,255 share of its common stock

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 5 – SEGMENT INFORMATION

The Company has four business units that have separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville and Lynchburg, Virginia and Mt. Airy, North Carolina areas.  The Development group provides customer software programming to companies, principally in the manufacturing industries.  The Retail group operates a retail computer store in Lynchburg, Virginia as well as providing toner cartridge remanufacturing services.  (http://www.recharge.net)

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2002 and 2001:

September 30, 2002

    Corporate

    Internet

  Development

       Retail

Consolidated

Revenue

$

-

$

2,492,097

$

180,505

$

389,097

$

3,061,699

Operating income (loss)

$

(690,118)

$

257,113

$

(15,873)

$

56,782

$

(392,096)

Depreciation and

amortization

$

2,450

$

339,235

$

9,840

$

2,840

$

354,365

Interest expense

$

16,492

$

138,324

$

180

$

-

$

154,996

Intangible assets

$

-

$

3,342,662

$

-

$

-

$

3,342,662

Identifiable assets

$

41,776

$

4,067,418

$

28,880

$

154,069

$

4,292,143

September 30, 2001

    Corporate

    Internet

  Development

       Retail

Consolidated

Revenue

$

-

$

2,163,188

$

226,888

$

520,210

$

2,910,286

Operating Income (loss)

$

(905,521)

$

(73,714)

$

(103,526)

$

8,431

$

1,074,330

Depreciation and

amortization

$

2,831

$

806,639

$

51,683

$

2,670

$

863,823

Interest expense

$

164,700

$

88,132

$

-

$

-

$

252,832

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

The Company has adopted SFAS No. 142, "Goodwill and Other Intangibles” and accordingly has ceased amortizing goodwill. Amortization expense related to goodwill for the nine months ended September 30, 2001 was $237,690.  Pursuant to the standard, the Company performed the first tier goodwill impairment test based on criteria in effect at date of adoption, January 1, 2002, and determined that there is no indication of impairment.  The Company has not yet determined the date of the annual impairment test, and therefore may perform the test again before the year end December 31, 2002, but does not expect the result to have a material impact on financial position and results of operations.

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

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or          disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No.  94-3, "Liability   Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity  (including          Certain Costs Incurred in a Restructuring)."  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 7 – TRANSFER OF ASSETS TO OFFICERS

On September 30, 2002, the Company transferred certain assets to its former officers and directors (see Note 8) as payment for accrued salaries.  The fair value of the assets transferred on September 20, 2002 were as follows:  marketable securities - $27,248; furniture and equipment - $21,313 and investments - $130,500.

NOTE 8 – SUBSEQUENT EVENT

On October 15, 2002, Frederick T. Manlunas and Clinton J. Sallee, entered into a Capital Stock Purchase Agreement with Frank Erhartic, Jr. and Julie Erhartic. Pursuant to the Agreement, which closed on October 15, 2002, Frederick T. Manlunas and Clinton J. Sallee sold 4,000,000 shares of Sitestar Corporation's common stock to Frank Erhartic, Jr. and Julie Erhartic in exchange for an aggregate purchase price of $100,000. The 4,000,000 shares acquired by Frank Erhartic, Jr. and Julie Erhartic equal approximately 4% of Sitestar Corporation's issued and outstanding shares.

Messrs. Manlunas and Sallee have resigned as officers of the Company and Frank Erhartic, Jr. has been appointed President and Chief Financial Officer and Julie Erhartic has been appointed Secretary. Mr. and Mrs. Erhartic will replace Messrs. Manlunas and Sallee on the Board of Directors of the Company ten days after a Schedule 14f-1 is delivered to the Company's shareholders.

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

Overview

We are a publicly held investment company that invests in emerging technology-based enterprises. Our primary focus is rural and secondary markets of the mid-Atlantic region of the United States. Our wholly owned subsidiaries provide narrow and broadband Internet access, electronic infrastructure development, Web-hosting and design services, computer sales and repair and other technology-related solutions to residential and business users. Our wholly owned subsidiaries include Sitestar.net, Sitestar Applied Technologies, Lynchburg.net, Computers by Design, CBD Toner Recharge and Advanced Internet Services..

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

The products and services we provide include:

•

Internet access services;

•

Web design services;

•

Web hosting services;

•

End to end e-commerce solutions;

•

Online marketing consulting; and

•

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts recovery of intangible assets.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended December 31, 2001.

Results of Operations

The following tables show financial data for the nine months ended September 30, 2002 and 2001. Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2002
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$2,492,097	$ 180,505	$389,097	$ 3,061,699
Cost of revenue	-	1,236,972	110,122	186,023	1,533,117
Gross profit	-	1,255,125	70,383	203,074	1,528,582
Operating expenses	690,118	998,012	86,256	146,292	1,920,678
Income (loss) from operations	(690,118)	257,113	(15,873)	56,782	(392,096)
Other income (expense)	(14,299)	(138,283)	(180)	70	(152,692)
Net income (loss)	$(704,417)	$ 118,830	$ (16,053)	$ 56,852	$ (544,788)

EBITDA	$(687,668)	$ 596,348	$ (6,033)	$ 59,622	$ (37,731)
Corporate expenses paid
with common stock	125,000	-	-	-	125,000
Actual cash generated	$(562,668)	$ 596,348	$ (6,033)	$ 59,622	$ 87,269

	For the nine months ended September 30, 2001
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$ 2,163,188	$ 226,888	$ 520,210	$ 2,910,286
Cost of revenue	-	518,561	278,731	303,409	1,100,701
Gross profit	-	1,644,627	(51,843)	216,801	1,809,585
Operating expenses	905,521	1,718,341	51,683	208,370	2,883,915
Income (loss) from operations	(905,521)	(73,714)	(103,526)	8,431	(1,074,330)
Other income (expense)	21,023	(88,100)	-	1,282	(65,795)
Net income (loss)	$(884,498)	$ (161,814)	$(103,526)	$ 9,713	$(1,140,125)

EBITDA	$(881,667)	$ 696,508	$ (51,843)	$ 12,383	$ (224,619)
Corporate expenses paid
with common stock	508,327	-	-	-	508,327
Actual cash generated	$ (373,340)	$ 696,508	$ (51,843)	$ 12,383	$ 283,708

___________________

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

REVENUE. Revenue for the three months ended September 30, 2002 decreased by $147,369 or 13.7% from $1,078,154 for the three months ended September 30, 2001 to $930,785 for the same period in 2002.  The decrease is principally as a result of increased competition in the high-speed internet access market.

COST OF REVENUE. Costs of revenue for the three months ended September 30, 2002 increased by $73,068 or 18.7% from $389,860 for the three months ended September 30, 2001 to $462,928 for the same period in 2002.  As a percentage of revenue cost of revenue has increased from 36.2% to 49.7%.  The increase as a percentage of revenue is principally due higher internet access fees.

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 2002 decreased by $311,731 or 29.2% from $1,066,345 for the three months ended September 30, 2001 to $754,614 for the same period in 2002. The largest component of operating expense is depreciation and amortization that amounted to $294,411 for the three months ended September 30, 2001 and $117,073 for the same period in 2002. The decrease in depreciation and amortization is due to the adoption of SFAS No. 142 on January 1, 2002 which no longer requires us to amortize our goodwill balance. For the three months ended September 30, 2001 the goodwill amortization we recorded was $118,845.

LOSS FROM MARKETABLE SECURITIES. During the three months ended September 30, 2001, we recognized $41,482 in losses on the decrease in value of marketable securities.  During the three months ended September 30, 2002 we recognized no such losses.   We have classified the marketable securities in our portfolio as trading securities.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2002 decreased by $33,751 or 40.0% from $84,441 for the three months ended September 30, 2001 to $50,690 for the same period in 2002. This decrease was a result of no loan amortization charges related to the convertible debenture during the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

REVENUE. Revenue for the nine months ended September 30, 2002 increased by $151,413 or 5.2% from $2,910,286 for the nine months ended September 30, 2001 to $3,061,699 for the same period in 2002.  The increase is attributed to the acquisition of Advance Internet in July 2001 that contributed revenue of $676,110 for the nine months ended September 30, 2002.  The revenue from our Sitestar.net and Lynchburg.net ISPs has decreased principally as a result of increased competition in the high-speed internet access market.

COST OF REVENUE. Costs of revenue for the nine months ended September 30, 2002 increased by $432,416 or 39.3% from $1,100,701 for the nine months ended September 30, 2001 to $1,533,117 for the same period in 2002.  As a percentage of revenue cost of revenue has increased from 37.8% to 50.1%.  The increase as a percentage of revenue is principally due some rebates we received from our major supplier of Internet services during the 1st quarter of 2001 and higher internet access charges in 2002.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 2002 decreased by $963,237 or 33.4% from $2,883,915 for the nine months ended September 30, 2001 to $1,920,678 for the same period in 2002. The largest component of operating expense is depreciation and amortization that amounted to $861,338 for the nine months ended September 30, 2001 and $354,365 for the same period in 2002. The decrease in depreciation and amortization is due to the adoption of SFAS No. 142 on January 1, 2002 which no longer requires us to amortize our goodwill balance. For the nine months ended September 30, 2001 the goodwill amortization we recorded was $356,535.

OTHER INCOME.  During the nine months ended September 30, 2001, certain stockholders surrendered a total of 1,741,418 shares of common stock valued at $96,517.  We determined the value of the shares surrendered based on the market value of the common stock on the date of surrender.  The surrendered shares were originally issued in connections with our acquisition of Sitestar, Inc. in July 1999.

GAIN FROM MARKETABLE SECURITIES. During the nine months ended September 30, 2001, we recognized $89,206 in gains on the increase in value and sale of marketable securities.  During the nine months ended September 30, 2002 we recognized no such gains.   We have classified the marketable securities in our portfolio as trading securities.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2002 decreased by $97,836 or 38.7% from $252,832 for the nine months ended September 30, 2001 to $154,996 for the same period in 2002. This decrease was a result of no loan amortization charges related to the convertible debenture during the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, we generated EBITDA at our operating subsidiary level of $649,937.  This amount was offset by EBITDA at the corporate level of $(687,668).  However, at the corporate level we paid for certain salaries of $125,000 by issuing shares of our common stock rather than paying these expenses with cash.  After taking into account these non-cash expenses at the corporate level the actual net cash spent at the corporate level was $562,668.  The following table illustrates the actual cash flow generated during the nine months ended September 30, 2002:

EBITDA generated at the operating subsidiary level

$

649,937

EBITDA generated at the corporate level

(687,668)

Corporate expenses paid with common stock

             125,000

         Actual cash generated

$             87,269

We recently moved our corporate headquarters from Sherman Oaks, CA to Lynchburg, VA and expect our corporate overhead to be reduced significantly.  The reduction in corporate overhead will have a positive impact on our net income and cash flows in the future.

During the nine months ended September 30, 2002, we paid down our convertible debenture by $325,000.  We also repaid notes payable and notes payable – stockholders of approximately $86,000 and $61,000 respectively.

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

As of September 30, 2002, the holder of the debentures converted $525,588 in principal and $90,822 of accrued interest into 14,319,161 and 5,176,365, respectively, shares of our common stock.  Also as of September 30, 2002, we have repaid $335,000 of this debenture in cash.

As of September 30, 2002, the convertible debentures are past their maturity and callable at anytime by the debenture holders. The debenture holder has also served notice to us that the convertible debentures are in default. We also have not redeemed any of the convertible debentures since February 2002 and converted $12,200 into shares our common stock in August and September 2002.

As of September 30, 2002, there is a discrepancy between the balance maintained by us and the balance calculated by the debenture holders. The balance we have disclosed in our financial statements is derived from all the conversion notices and confirmation received from our debenture holders as of the last fiscal year’s audited financial statements. The representatives of the debenture holders and us are working to reconcile and resolve the balance discrepancies.

We believe that we have proper documentation to support our position in this matter; however, in the event we are not successful in reconciling and resolving this matter, the outstanding balance of the convertible debenture could increase significantly. As of September 30, 2002, we have disclosed that the outstanding principal balance is $139,412. This outstanding balance could increase to over $300,000 if the debenture holders are able to demonstrate that their balance is the correct balance.

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

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Change in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.

Other Information

Not applicable

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

On October 15, 2002, we filed a Current Report on Form 8-K to report that Frederick T. Manlunas and Clinton J. Sallee entered into a Capital Stock Purchase Agreement with Frank Erhartic, Jr. and Julie Erhartic. Pursuant to the Agreement, which closed on October 15, 2002, Frederick T. Manlunas and Clinton J. Sallee sold 4,000,000 shares of Sitestar Corporation's common stock to Frank Erhartic, Jr. and Julie Erhartic in exchange for an aggregate purchase price of $100,000. The 4,000,000 shares acquired by Frank Erhartic, Jr. and Julie Erhartic equal approximately 4% of Sitestar Corporation's issued and outstanding shares.

Messrs. Manlunas and Sallee have resigned as officers of the Company and Frank Erhartic, Jr. has been appointed President and Chief Financial Officer and Julie Erhartic has been appointed Secretary. Mr. and Mrs. Erhartic will replace Messrs. Manlunas and Sallee on the Board of Directors of the Company ten days after a Schedule 14f-1 is delivered to the Company's shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

Chairman of the Board

Date:  November 19, 2002

CERTIFICATION

PURSUANT TO SECTION 302

THE SARBANES-OXLEY ACT OF 2002

I, Frank Erhartic, Jr., Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sitestar Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

CEO and CFO

(Principal Executive and Financial Officer)