Form 10KSB
period 2002-12-31
SITESTAR CORP
filed 2003-05-19
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

000-27763

(Commission file number)

SITESTAR CORPORATION

Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0397234 (I.R.S. Employer Identification No.)

7109 Timberlake Road, Suite 201, Lynchburg, VA 24502

(Address of principal executive offices) (Zip Code)

(434) 239-4272

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

Revenue for the year ended December 31, 2002:  $3,994,616

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at March 31, 2003 was $1,015,931. The number of shares outstanding of the registrant's Common Stock as of March 31, 2003 was

101,593,147.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

Table of Contents

  PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS
  ITEM 7.   FINANCIAL STATEMENTS
  INDEPENDENT AUDITORS’ REPORT
  ASSETS
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CONSOLIDATED STATEMENTS OF OPERATIONS
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED STATEMENTS
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS;
  ITEM 10.   EXECUTIVE COMPENSATION
  ITEM 11.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14.   CONTROLS AND PROCEDURES
  SIGNATURES
  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
  CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development, and acceptance of our business strategy and new applications for Sitestar Corporation's existing products. Readers are cautioned that, although Sitestar believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect Sitestar's business and prospects, including changes in economic and market conditions, acceptance of Sitestar’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10KSB.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers.  We serve primarily the Virginia and North Carolina markets. We utilize our own infrastructure and have affiliations that allow us to expand our network and services to most of the United States and Canada.

The products and services we provide include:

•

Internet access services;

•

Web design services;

•

Web hosting services;

•

End to end e-commerce solutions;

•

Online marketing consulting;

•

Computer and related products sales and services;

•

Toner and ink cartridge remanufacturing services; and

•

Computer programming and consulting services.

Our Internet Service Provider (ISP) division has three sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net).  These are located in Lynchburg, Virginia; Martinsville, Virginia; and Mt. Airy, North Carolina.  We provide both narrow-band (dial-up) services and broadband services (ISDN, DSL, cable and wireless) utilizing our own infrastructure and affiliations to provide services to thousands of locations throughout the United States. Our web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Our Computer Sales and Service division (http://www.computersbydesign.com) also provides sales and services out of our three office locations. We sell and manufacture computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services. We are a factory authorized service center for many national-brand computer equipment companies. Our toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to our customers over buying brand new cartridges. This service is available locally and nationwide.

Our computer programming and consulting services help companies automate their businesses.  Our primary focus is providing software and programming services for the manufacturing industry. Our flagship product is a software package called Sales Force Automation (SFA).

Corporate History

We were incorporated under the name of White Dove Systems, Inc. in December 1992 under the laws of the State of Nevada.

Effective December 15, 1999, we consummated the acquisition of Neocom Microspecialists, Inc. ("Neocom") in exchange for 6,782,353 shares of our common stock for 100% of the outstanding shares of Neocom.  Effective upon the closing of the acquisition, we issued 4,782,353 shares of our common stock and reserved 2,000,000 shares of common stock to issue on the second anniversary of the acquisition based on certain contingencies related to potential unrecorded liabilities.  As of January 2002, the remaining 2,000,000 shares were issued to the former shareholders of Neocom.

Neocom is an Internet service provider and Web development company based in Martinsville, Virginia.  Neocom provides Internet access and other Internet services to its customers in the Southern Virginia area.

Effective November 22, 2000, we consummated the acquisition of FRE Enterprises, Inc., a Virginia corporation (doing business as "Lynchburg.net" and “Computers by Design”) in exchange for 16,583,980 shares of our common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, we issued 12,437,985 shares of our common stock and have reserved 4,145,995 shares of our common stock that we have agreed to issue on the third anniversary of the acquisition based on certain contingencies related to potential unrecorded and unknown liabilities.  We used the market price of our common stock at the acquisition date to determine the acquisition price of $2,487,597.

Lynchburg.net is an Internet service provider and web development company.  Computers by Design is a computer sales and service company.  Computers by Design also has a division that remanufactures ink and toner cartridges under the name of CBD Toner Recharge. This company is based in Lynchburg, Virginia and provides products and services to its customers in the central and southwestern part of Virginia.

On July 1, 2001, we acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation ("ADVI").  ADVI is an Internet service provider located in Mt. Airy, North Carolina.  The purchase price was $965,980, which consisted of $150,000 in cash, 6,021,818 of our common shares valued at $301,091 a non-interest bearing promissory note for $1,199,990 payable in 24 quarterly installments of $51,078 and transaction costs of $30,000.  However, due to the non-interest bearing nature of the note, we imputed a discount rate of 36% to calculate the present value of the note.  This discount rate is an estimate of our current cost of capital.  Based on this calculation, the present value of the non-interest promissory note is $484,889.  This acquisition included goodwill of $702,642 that was the premium we paid to have the opportunity to generate revenues and earnings in this market

Effective October 16, 2002, Sitestar reorganized and the Board named Frank R. Erhartic, Jr. as the new Chairman and CEO to replace Clinton Sallee and Eric Manlunas who resigned. Mr. Erhartic later struck a deal with the former management for Sitestar to buy out their shares of the company to reduce the number of shares outstanding by approximately 32.5%.

Effective December 31, 2002, we acquired the Internet assets and Internet customer list of Digital Data Connections, inc., a local competitor in Martinsville, Virginia. This consisted of a cash payment of $50,000 and a promise to pay a certain percentage of revenues generated by their customer list for ten months. We also accepted a non-compete agreement restricting competition in our existing markets for a period of three years. We believe this acquisition will enhance our customer base, revenues and profitability.

Our Business Strategy

Our goal is to expand our business by increasing our customer base, services and coverage area. We use marketing, acquisitions and partnerships to accomplish this. Our mission is to increase stockholder value by increasing revenues, consolidating costs and increasing profits, while maintaining superior products and customer service.

Key elements of our strategy include:

Increasing our Dial-up Customer Base.  We intend to keep our large regional customer base plus expand our services to a broader market. We keep our existing customers by offering them a high-quality service at a reasonable price and keeping them safe with free anti-virus and spam filtering. We will do the same by offering this same quality of service to a much broader market by expanding our local coverage areas and leasing some infrastructure from our partners. Now that we can reach almost 100% of the people in the United States and parts of Canada with our dial-up services, will we now aggressively market our services outside of our regional area and take advantage of the huge market potential. We will market this through traditional advertising methods and increasing the number of affiliates selling our service.

Increasing our Broadband Customer Base.  In our regional footprint, we offer broadband services including ISDN, Landline DSL, Wireless DSL, Satellite DSL and cable access. We are currently increasing our wireless DSL coverage area by adding more towers and relay points of presence and will continue to do so. We can expand our reach with Landline DSL, Satellite DSL and ISDN through our partnership arrangements. We intend to market this through our DSLNOW.COM website and through traditional channels. We anticipate new partnerships in the future that will enable us to offer cable access outside of our regional footprint.

Increase our Toner and Ink Cartridge Remanufacturing Business.  Sitestar markets this service under the name CBD Toner Recharge and through its website, RECHARGE.NET. We currently offer this service both locally and nationally through the mail. We intend to further increase this business by letting more people know of this cost-saving service by creating affiliate relationships and increasing our use of traditional advertising.

Increase our Product Offerings.  We will continue to offer new products, as they become available through our retail stores plus to our existing Internet customer base. We see Voice Over IP (VOIP) services that allow accepting and originating phone calls through an Internet connection starting to become a viable business service.  This is one of the services that we are currently exploring.

Strategic Relationships and Acquisitions.  We have many strategic relationships that allow us to expand our products and services to a wider range of customers. We intend to enter into more relationships like these. We have acquired several companies, assets and customer bases over the last several years and intend to continue to seek out other opportunities that help our business grow.

Increase our Economies of Scale.  As we grow, we are constantly finding ways to reduce our costs. We are taking advantage of services that competitive local exchange carriers (CLECs) offer that the local phone companies do not that help us reduce costs and consolidate our network infrastructure. We are working to further integrate our offices by tying them together with Voice Over IP services with our phone system.  This will allow us to better utilize our human resources for better customer service.

Marketing Channels

We use many forms of advertising to sell our products and services, including print, radio, TV, billboard, direct mail and electronic means. Our different websites bring us business on a consistent daily basis. Through our different sales stores and offices, we are able to sell our products to customers that come to us.  We have also enlisted sales agents to sell our services as well as companies that sell our services under their own brand name. We intend to concentrate on increasing our emphasis on these types of affiliate relationships. Our most effective form of advertising comes from satisfied customers who refer new customers to us. We reward these people who refer people for Internet service with credit towards their Internet service.

Competition

The Internet services market is extremely competitive and highly fragmented.  We face competition from numerous types of ISPs, including national ISPs, and anticipate that competition will only intensify in the future as the ISP industry consolidates and consumers have more choices.  We believe that the primary competitive factors in the Internet services market include:

•

Pricing;

•

Quality and breadth of products and services;

•

Ease of use;

•

Personal customer support and service; and

•

Brand awareness.

We believe that we compete favorably based on these factors, particularly due to our:

•

Regional brand name;

•

Highly responsive customer support and service;

•

High performance; and

•

Competitive pricing.

Our current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources than we do. Some of our local or regional competitors may also enjoy greater recognition within a particular community. We currently compete, or expect to compete, with the following types of companies:

•

local and regional Internet Service Providers (ISPs) and Computer Companies;

•

national Internet service providers,  such as AOL Time Warner, MSN (Microsoft Network) and Earthlink;

•

local, regional and national broadband providers, such as Adelphia and Cox Communications;

•

providers of Web hosting, co-location and other Internet-based business services;

•

computer hardware and other technology companies that provide Internet connectivity with their or other products, including IBM and Microsoft;

•

national long distance carriers such as AT&T, MCI WorldCom, Qwest and Sprint;

•

regional Bell operating companies and local telephone companies;

•

providers of free Internet service, including United Online;

•

terrestrial wireless and satellite Internet service providers; and

•

non-profit or educational ISPs.

Many of the major cable companies and some other Internet access providers have begun to offer or are exploring the possibility of offering Internet connectivity through the use of cable modems. We believe that there is a trend toward horizontal integration through acquisitions or joint ventures between cable companies and telecommunications carriers.  Other alternative service companies have also announced plans to enter the Internet connectivity market with various wireless terrestrial and satellite-based service technologies.  In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line (DSL) programs providing high speed Internet access using the existing copper wire telephone infrastructure.  Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national service providers to provide broadband Internet access.  We have some partnerships with some of these types of companies that help us provide similar services. If we are unable to provide technologically competitive service in some of our local markets, however, our revenues and profit margins may decline, and our ability to attract additional customers locally may suffer.

Recently, several national access providers have begun to offer dial-up Internet access at substantial discounts to prevailing rates, which may result in significant pricing pressure for dial-up Internet access services.  We also believe that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will also intensify competition, especially for dial-up access providers.  If we are unable to compete locally with lower-cost providers and companies bundling Internet service with their products by providing superior service and support, our revenues and profit margins may decline, and our ability to attract additional local customers may suffer.

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

Many of our competitors are larger and have greater financial, technical, and operating resources than we do. Although many of these competitors have concentrated on the broadband market, we believe that this could cause change in our share of our local and regional customer base. We will continue to distinguish ourselves by our product and service knowledge, our responsiveness to our markets, our ability to market and sell customized combinations of products and services with our local markets, and our capacity to offer a diverse Internet product line. We also believe that our ability to be flexible and to respond quickly in providing solutions to our customers’ Internet needs will be an advantage over some of our competitors.

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

In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy.  The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues and environment of the Internet.  Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet.  These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies.  These transmissions are subject to regulation by the Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities.  However, we are not subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally.  Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business, including regulation by agencies having jurisdiction over telecommunications services.  Additionally, existing telecommunications regulations affect our business through regulation of the prices we pay for transmission services, and through regulation of competition in the telecommunications industry.

The FCC has ruled that calls to Internet service providers are jurisdictionally interstate and that Internet service providers should not pay access charges applicable to telecommunications carriers.  Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers.  The FCC is examining inter-carrier compensation for calls to Internet service providers, which could affect Internet service providers' costs and consequently substantially increase the costs of communicating via the Internet.  This increase in costs could slow the growth of Internet use and thereby decrease the demand for our services.

We purchase some components of our broadband services from local carriers and from other DSL providers that purchase components from local carriers. In November 1999, the FCC issued a ruling that allowed competitive local phone companies to “line-share” their broadband DSL services over a phone customers local phone line. The U.S. Court of Appeals changed this decision in May 2002 and in February 2003, the FCC decided to eliminate “line-sharing” over a three-year phase out. Although the inability to buy these discounted lines could affect a very small part of our business, it could cause the growth of our broadband business to slow if some of our partners, like Covad Communications Group, Inc., have to pay full-price for their lines.  On the other-hand, however, this may cause us less competition in our local markets where we offer broadband services.

Employees

As of March 31, 2003, we employed nineteen full-time individuals.  We have four in management, three in sales and marketing and twelve in administration.  We also employed six part-time individuals.  We have one in sales and five in administration.  Our employees are not unionized, and we consider our relations with our employees to be favorable.

Available Information

Sitestar Corporation files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act.  The public may read and copy any materials that Sitestar files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Sitestar, that file electronically with the SEC.  The public can obtain any documents that Sitestar files with the SEC at http://www.sec.gov.

Sitestar also makes available free of charge on or through its Internet web site (http://www.sitestar.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after Sitestar electronically files such material with, or furnishes it to, the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

We leased our principal executive offices, as well as our administrative offices, which are located in a 2,064 square feet office facility in Sherman Oaks, California at an annual rent of approximately $62,500.  This lease was assumed by former officers of the corporation and the corporate office and the principal executive office has been moved to Lynchburg, Virginia facilities.

We own a 12,000 square feet office building in Martinsville, Virginia. We acquired this property along with the acquisition of Neocom.  This facility houses Sitestar’s customer service, billing, web design, computer programming functions.  Also located here is equipment needed to service many of our customers.  Neocom's principal noteholders have a senior lien on the property, which will be lifted soon.  The bank note is payable in monthly principal and interest installments of approximately $6,400 or $76,800 per annum with the balance due September 2003. This note is in the process of being converted to a line of credit and will be used to pay down higher interest loans.

We also lease a 7,200 square feet office facility in Lynchburg, Virginia which serves as our corporate office.  Here we handle most of our accounting functions, house Internet equipment, market local Internet service under the Lynchburg.net, sell computer hardware and services under the name Computers by Design and remanufacture toner and ink cartridges under the name CBD Toner Recharge.  This facility has an annual rent of $46,200.

We also lease a 2,500 square feet office facility in Mt. Airy, North Carolina where we sell computer hardware and services under the name of Computers by Design and sell Internet services under the name of Advanced Internet Services and Sitestar.net. We also house Internet equipment here to serve our customer in the Mt. Airy, North Carolina area. This facility has an annual rent of $6,000.

Our annual rents are subject to adjustments.  We anticipate that we may require additional space for our ISP operations as we expand, and we believe that we will be able to obtain suitable space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York in the county of Nassau. The complaint alleges the Company breached their contract and fiduciary duties.  This proceeding is a dispute over the amount we owe on a convertible debenture. This dispute has arisen over a significant payment we issued by a conversion of stock that was neither applied to the principal or interest balance.  The Plaintiff is seeking approximately $425,000 in principle, interest and damages.  Although we feel we have adequate documentation to support our claim, if we cannot, the balance of the debenture could increase significantly.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common Stock was traded over-the-counter and was quoted on the OTC Bulletin Board (symbol "SYTE") until December 15, 1999. On December 16, 1999, our common stock was temporarily de-listed from the NASD OTC Bulletin Board pending the effective date of our Form 10-SB registration statement.  From December 16, 1999 to April 16, 2000, our common Stock was traded over-the-counter and was quoted on the National Quotations Board's Electronic Quotation Service "Pink Sheets."  On April 16, 2000, we resumed trading on the NASD OTC Bulletin Board.  Our current stock symbol is listed as SYTE.OB on this Bulletin Board.  On July 14, 1999 we affected a 3-for-1 stock split. All prices listed below reflect this split.

Set forth below are the high and low closing bid prices for our common stock for each quarterly period commencing January 1, 2001:

	High	Low
2001
For the quarter ended March 31, 2001	$0.19	$0.06
For the quarter ended June 30, 2001	$0.07	$0.04
For the quarter ended September 30, 2001	$0.05	$0.02
For the quarter ended December 31, 2001	$0.05	$0.02
2002
For the quarter ended March 31, 2002	$0.05	$0.04
For the quarter ended June 30, 2002	$0.04	$0.03
For the quarter ended September 30, 2002	$0.02	$0.01
For the quarter ended December 31, 2002	$0.03	$0.01
2003
For the quarter ended March 31, 2003	$0.01	$0.01

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for our common stock was $0.01 on March 31, 2003.  As of March 31, 2003 we had 120 shareholders of record.  Additional holders of our Common Stock holds such stock in street name with various brokerage firms.

DIVIDENDS

     We have never declared or paid any cash dividends on our common stock.  We currently intend to retain all available funds for use in our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors, as the Board of Directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in this Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

We are a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers.  We serve primarily the Virginia and North Carolina markets. We utilize our own infrastructure and have affiliations that allow us to expand our network and services to most of the United States and Canada.

The products and services we provide include:

•

Internet access services;

•

Web design services;

•

Web hosting services;

•

End to end e-commerce solutions;

•

Online marketing consulting;

•

Computer and related products sales and services;

•

Toner and ink cartridge remanufacturing services; and

•

Computer programming and consulting services.

Our Internet Service Provider (ISP) division has three sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net).  These are located in Lynchburg Virginia, Martinsville Virginia and Mt. Airy North Carolina.  We provide both narrow-band (dial-up) services and broadband services (ISDN, DSL, cable and wireless) utilizing our own infrastructure and affiliations to provide services to thousands of service locations throughout the US and Canada. Our web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Our Computer Sales and Service division (http://www.computersbydesign.com) also provides sales and services out of our three office locations. We sell and manufacture computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services. We are a factory authorized service center for many national-brand computer equipment companies. Our toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to our customers over buying brand new cartridges. This service is available locally and nationwide.

Our computer programming and consulting services helps companies automate their businesses.  Our primary focus is providing software and programming services for the manufacturing industry. Our flagship product is a software package called Sales Force Automation (SFA).

RESULTS OF OPERATIONS

         The following tables show financial data for the years ended December 31, 2002 and 2001.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2002
	Corporate	Internet	Development	Retail	Total
Revenue	-	$3,171,518	$216,348	$606,750	$3,994,616
Cost of Revenue	-	1,467,268	131,031	358,521	1,956,820
	_______	_______	_______	_______	_______
Gross profit	-	1,704,250	85,317	248,229	2,037,796
Operating expenses	833,331	2,861,095	-	181,882	3,876,308
	_______	_______	_______	_______	_______
Income (loss) from operations	(833,331)	(1,156,845)	85,317	66,347	(1,838,512)
Other income (expense)	(27,671)	(199,329)	-	70	(226,930)
	_______	_______	_______	_______	_______
Net income (loss)	$(861,002)	$(1,356,174)	85,317	66,417	$(2,065,442)
	========	========	========	========	========

EBITDA(1)	$(828,499)	$604,033	$85,317	$71,906	$(67,243)
Corporate expenses paid With common stock	142,500	-	-	-	142,500
	_______	_______	_______	_______	_______
Actual cash generated	$(685,999)	$604,033	$85,317	$71,906	$75,257
	========	========	=========	========	========

	For the year ended December 31, 2001
	Corporate	Internet	Development	Retail	Total
Revenue	-	$2,833,331	$276,210	$680,388	$3,789,929
Cost of Revenue	-	1,136,548	185,125	343,715	1,665,388
	_______	_______	_______	_______	_______
Gross profit	-	1,696,783	91,085	336,673	2,124,541
Operating expenses	1,348,709	1,790,918	82,636	226,189	3,448,452
	_______	_______	_______	_______	_______
Income (loss) from operations	(1,348,709)	(94,135)	8,449	110,484	(1,323,911)
Other income (expense)	22,649	(136,083)	(8,170)	1,290	(120,314)
	_______	_______	_______	_______	_______
Net income (loss)	$(1,326,060)	$(230,218)	$279	$111,774	$(1,444,225)
	========	========	========	========	========

EBITDA(1)	$(1,142,892)	$795,981	$20,427	$115,224	$(211,260)
Corporate expenses paid With common stock	863,506	-	-	-	863,506
Write down of investment	160,000	-	-	-	160,000
	_______	_______	_______	_______	_______
Actual cash generated	$(119,386)	$795,981	$20,427	$115,224	$812,246
	========	========	========	========	========

________________

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

REVENUE.  Revenue for the year ended December 31, 2002 increased by $204,687 or 5.4% from $3,789,929 for the year ended December 31, 2001 to $3,994,616 for the same period in 2002.  The increase is attributed primarily to increase in dialup and broadband internet services.

COST OF REVENUE.  Costs of revenue for the year ended December 31, 2002 increased by  $291,432 or 17.0% from $1,665,388 for the year ended December 31, 2001 to $1,956,820 for the same period in 2002.  As a percentage of revenue cost of revenue has increased from 43.9% to 48.98%.  The increase as a percentage of revenue is principally due to expansion of direct costs associated with providing higher cost broadband Internet services.

OPERATING EXPENSES.  Operating expenses for the year ended December 31, 2002 increased by $427,855 or 12.0% from $3,448,452 for the year ended December 31, 2001 to $3,876,308 for the same period in 2002.  The largest single component of operating expense is depreciation and amortization that amounted to $909,540 for the year ended December 31, 2001 and $1,764,294 for the same period in 2002.  The increase in depreciation and amortization is due to the write down of intangible assets at December 31, 2002 of  $1,350,000 related to goodwill impairment, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.  Our corporate office in California was moved to our Lynchburg, Virginia facility in the fourth quarter of 2002 resulting in reductions in operating expenses.   While there were expenses associated with this move, we anticipate lower operating expenses resulting from consolidating management and executive functions in our Lynchburg, Virginia office.

GAIN ON DISPOSITION OF ASSETS.  There was no gain on the disposition of assets for the year ended December 31, 2002.  For the year ended December 31, 2001 gain on the disposition of assets was $266,594.  During 2001, we sold the public shell, TriVantage Group, Inc. for a gain of $188,158.  We originally purchased TriVantage Group and contributed Sitestar.net's content development division to this public company, but later in the year decided to contribute the content development division back to Sitestar.net and sell the public shell for a gain.

GAIN FROM MARKETABLE SECURITIES.  During the year ended December 31, 2001, we recognized $78,436 in gains on the sale of marketable securities.

INTEREST EXPENSE.  Interest expense for the year ended December 31, 2002 decreased by $89,521 from $323,425 for the year ended December 31, 2001 to $233,904 for the same period in 2002.  This decrease was a result of significantly lower loan amortization charges related to the convertible debenture we had issued.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2002, we generated EBITDA at our operating subsidiary level of $761,256.  This amount was offset by EBITDA at the corporate level of $(828,499).  However, at the corporate level we paid for certain operating expenses  $142,500 by issuing shares of our common stock rather than paying these expenses with cash resulting in actual cash generated of $75,257.

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

On August 14, 2000, we issued another two convertible debentures for an aggregate of $500,000 to the holders of the above-mentioned debentures for the same terms described above.  The debentures bear interest at 12% per annum and were due on August 14, 2001.  These convertible debentures are currently callable at any time they are past their maturity date.  The debenture holders can call these debentures upon sufficient written advance notice as agreed upon in the convertible debenture agreement.  In connection with these debentures, we have recognized a financing cost in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with this debenture at $13,332 using the Black-Scholes model. The expense related to the warrants will be recognized as financing costs over the term of the debenture.

As of December 31, 2002, the holder of the debentures converted $525,588 in principal and $99,820 of accrued interest into 14,319,156 and 5,176,352 respectively, shares of the Company's common stock.

We believe that our existing cash, cash equivalents, and cash flow from operations and our ability to obtain favorable financing will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.  If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our Internet Service Providers and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX

Page
INDEPENDENT AUDITORS' REPORT Report on audited consolidated financial statements	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31, 2002	F-2 – F-3

Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001	F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-26

14

INDEPENDENT AUDITORS’ REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

SITESTAR CORPORATION AND SUBSIDIARIES

LYNCHBURG, VIRGINIA

We have audited the accompanying consolidated balance sheet of Sitestar Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for years ended December 31, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sitestar Corporation and subsidiaries as of December 31, 2002, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $2,065,442 during the year ended December 31, 2002 and, as of that date, had a working capital deficiency of $1,439,324.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ McLeod & Company

                                    McLeod & Company

Roanoke, Virginia

April 30, 2003

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 32,082
Accounts receivable, less allowance for doubtful accounts of $383,478	139,229
Inventory	127,890
_________
Total current assets	298,201

PROPERTY AND EQUIPMENT, net	411,224
CUSTOMER LIST, net of accumulated amortization of $1,568,487	951,570
GOODWILL	1,122,719
OTHER ASSETS	16,369
_________
TOTAL ASSETS	$ 2,801,083
=========

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

DECEMBER 31, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 64,955
Accounts payable and accrued expenses	308,033
Deferred revenue	364,174
Convertible debentures	139,412
Capital lease obligations, current portion	13,998
Note payable - stockholders, current portion	466,101
Notes payable, current portion	380,852
_________
Total current liabilities	1,737,525

NOTES PAYABLE - STOCKHOLDERS, less current portion	817,949
NOTES PAYABLE, less current portion	165,528
_________
TOTAL LIABILITIES	2,721,002
_________

COMMITMENTS AND CONTINGENCIES (Note 9)	-

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Common Stock, $0.001 par value, 300,000,000 shares authorized, 101,593,147 shares issued and outstanding	101,594
Additional paid-in capital	13,635,272
Treasury stock, $.001 par value, 32,483,346 common shares	(681,854)
Accumulated deficit	(12,974,931)
_________
Total stockholders' equity	80,081
_________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,801,083
=========

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
REVENUE
Internet Service Revenue	$ 3,387,866	$ 3,109,541
Retail Revenue	606,750	680,388
	_________	_________
GROSS REVENUE	3,994,616	3,789,929

COST OF REVENUE
Cost of Internet Service Revenue	1,416,418	1,095,484
Cost of Retail Revenue	540,402	569,904
	_________	_________
TOTAL COST OF REVENUE	1,956,820	1,665,388
	_________	_________
GROSS PROFIT	2,037,796	2,124,541
	_________	_________
OPERATING EXPENSES:
Selling general and administrative expenses	2,526,308	3,448,452
Write down of intangible assets	1,350,000	-
	_________	_________
TOTAL OPERATING EXPENSES	3,876,308	3,448,452
	_________	_________
LOSS FROM OPERATIONS	(1,838,512)	(1,323,911)
	_________	_________

OTHER INCOME (EXPENSES)
Gain on disposition of assets	-	188,158
Other income (expenses)	6,863	(63,483)
Gain from marketable securities	-	78,436
Interest income	111	-
Interest expense	(233,904)	(323,425)

	_________	_________
TOTAL OTHER INCOME (EXPENSES)	(226,930)	(120,314)
	_________	_________
LOSS BEFORE INCOME TAXES	(2,065,442)	(1,444,225)
INCOME TAXES	-	-
	_________	_________
NET LOSS	$ (2,065,442)	$ (1,444,225)
	=========	=========

BASIC AND DILUTED LOSS PER SHARE	$ (0.02)	$ (0.02)
	=========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	96,945,542	75,688,286
	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances at December 31, 2000, as previously reported	62,175,638	$ 62,176	12,467,733	-	(9,291,739)	3,238,170
Prior Period Adjustment (Note 14)					(173,525)	(173,525)
	_________	_______	_________	_____	_________	________
Balances at December 31, 2000, restated	62,175,638	$ 62,176	12,467,733	-	(9,465,264)	3,064,645

Common stock issued for professional services	4,098,682	4,099	148,668			152,767
Common stock issued for debt and interest	15,281,984	15,282	308,895			324,177
Common stock issued for executive salaries	17,667,950	17,668	693,071			710,739
Common stock issued in connection with
acquisition of Advanced Internet
Services, Inc.	6,021,818	6,022	295,069			301,091
Cancellation of common stock outstanding -
regarding legal settlement	(1,741,418)	(1,742)	(94,775)			(96,517)
Repurchase of shares	(10,600,000)	(10,600)	(389,400)			(400,000)
Net loss					(1,444,225)	(1,444,225)
	_________	_______	_________	_____	_________	________

Balances at December 31, 2001, restated	92,904,654	$ 92,905	13,429,261	-	(10,909,489)	2,612,677

Common stock issued for professional services	250,000	250	8,250			8,500
Common stock issued for debt and interest	2,718,255	2,719	18,481			21,200
Common stock issued for executive salaries	3,720,238	3,720	121,280			125,000
Common stock issued in connection with
additional issuance of stock related to
acquisition of Sitestar.net.	2,000,000	2,000	58,000			60,000
Repurchase of shares through
redemption agreement	(32,483,346)			(681,854)		(681,854)
Net loss					(2,065,442)	(2,065,442)
	_________	_______	_________	_____	_________	________
Balances at December 31, 2002	69,109,801	$101,594	13,635,272	(681,854)	(12,974,931)	80,081
	=========	======	========	=======	=========	========

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,065,442)	$(1,444,225)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization expense	414,295	909,540
Write-down of goodwill	1,350,000	-
Assets disbursed for executive salaries	288,987	-
Common stock issued for services rendered	8,500	152,767
Common stock issued for executive salaries	125,000	710,739
Common stock issued for interest expense	9,000	54,289
Gain on disposition of assets	-	(188,158)
Write-off of investment	-	160,000
Common shares cancelled	-	(96,517)
Gain recognized on marketable securities	-	(78,436)
Purchase of marketable securities	-	(279,200)
Proceeds from sale of marketable securities	-	894,199
Charge taken for loan financing costs	-	107,315
(Increase) decrease in:
Accounts receivable	27,525	(74,246)
Inventory	(50,590)	24,863
Other assets	(66,342)	(47,347)
Increase (decrease) in:
Accounts payable and accrued expenses	(59,636)	(144,519)
Deferred revenue	112,561	(32,438)
	_______	_______

Net cash provided by operating activities	93,858	628,623
	_______	_______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(76,110)	(15,623)
Purchase of investment	(50,000)	(45,000)
Purchase of subsidiaries, net of cash acquired	-	(131,607)
Proceeds from sale of assets	-	245,000
	_______	_______
Net cash provided by (used in) investing activities	$ (126,110)	$ 52,770
	_______	_______
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	64,955	-
Net proceeds from line of credit	$ 150,000	11,300
Repayment of convertible debentures	(325,000)	(10,000)
Repayment of notes payable	(113,735)	(66,388)
Repayment of notes payable - stockholders	(72,018)	(95,563)
Payment on capital lease obligation	(18,575)	(31,329)
Repurchase of common stock	-	(400,000)
	_______	_______
Net cash used in financing activities	(314,373)	(591,980)
	_______	_______
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(346,625)	89,413

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	378,707	289,294
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 32,082	$ 378,707
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2002 and 2001, the Company paid no income taxes and paid interest of approximately $224,900 and $151,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2002 the Company (1) issued 250,000 shares of common stock for professional services valued at $8,500; (2) issued 2,718,255 shares of common stock in exchange for $12,200 of convertible debentures and $9,000 for interest expense; (3) issued 3,720,238 shares of common stock for executive salaries of $125,000; (4) issued 2,000,000 shares of common stock related to the acquisition of Sitestar.net valued at $60,000; and (5) repurchased 32,483,346 shares of common stock valued at $681,854 to be held in treasury stock until the related note payable is paid off.

During the year ended December 31, 2001 the Company (1) issued 4,098,682 shares of common stock for professional services valued at $152,767; (2) issued 15,281,984 shares of common stock in exchange for $269,888 of convertible debentures and $54,289 for interest expense; (3) issued  17,667,950 shares of common stock for executive salaries of $710,739; (4) issued 6,021,818 shares of common stock for the acquisition of Advanced Internet Services, Inc. valued at $301,091; (5) cancelled 1,741,418 shares of common stock valued at $96,517 and (6) entered into capital lease obligations of $12,253.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

Sitestar Corporation (formerly Interfoods Consolidated, Inc. and prior to that was formerly known as Holland American International Specialties ("HAIS")), (the "Company"), began operations on June 1, 1997, under a partnership agreement, and was incorporated in California on November 4, 1997.  On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to "Sitestar Corporation."  The Company was in the international specialty foods distribution business.  In 1999, through the acquisition of two Internet Service Providers, the Company changed its focus from a food distribution company to an Internet holding company.  The operations of the Company's Internet subsidiaries are located in the Mid-Atlantic region of the United States.  The Company's corporate office is located in Lynchburg, Virginia.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company has had recent substantial net losses from operations and has a working capital deficiency of $1,439,324 as of December 31, 2002.  These issues raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matter described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  In October 2002, new management was installed.  New management has made or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a) Closure of the California offices and elimination of the related occupancy and payroll costs;

b) Improvement of cash flows through innovative marketing and expansion of services, in conjunction with further reductions in the cost of operations; and

c) Utilization of the $500,000 line of credit from the Company’s CEO, of which $350,000 is available as of December 31, 2002.

Mergers

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

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company  and its wholly owned subsidiaries, Sitestar, Inc. to the date of disposition, and Neocom  Microspecialists, Inc. (subsequently renamed Sitestar.net, Inc.), FRE Enterprises, Inc. and Advanced Internet Services, Inc.  All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. At December 31, 2002, the significant estimates used by management include the allowance for doubtful accounts receivable and the valuation of its customer lists and goodwill.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Marketable Securities

The Company currently classifies all its marketable securities, if any, as trading.  Securities accounted for as trading include investments in common stock of publicly traded companies and are reported at fair value, adjusted for changes in market value.  Realized gains and losses and unrealized holding gains and losses, net of tax, on trading securities are included in the accompanying consolidated statements of operations.  Realized gains or losses on the sale of securities are determined using the specific-identification method.  During the years ended December 31, 2002 and 2001, the Company recognized $988 and $78,436 in realized gains on the sale of marketable securities, respectively.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Accounts Receivable

The Company grants credit in the form of unsecured accounts receivable to its customers.  The estimate of the allowance for doubtful accounts is based on management’s assessment of current economic conditions and historical collection experience with each customer.  Receivables are considered past due when they outstanding beyond their contractual terms and are charged off to bad debt expense when determined uncollectible.

Inventory

Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in – first out basis) or market.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the declining balance method based on estimated useful lives from 3 to 7 years and 39 years for building.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  This became effective for fiscal years beginning after December 15, 2001.

The company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less cost to sell.

Intangible Assets

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are generally being amortized over five years.  Amortization expense for the customer lists was $321,720 and $303,297 for the years ended December 31, 2002 and 2001, respectively.  Amortization of customer lists for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is expected to be $361,116, $347,678, $180,482, $61,494 and $39,396, respectively.  In accordance with SFAS No. 142, amortization of goodwill ceased effective January 1, 2002.  During the year ended December 31, 2002, the Company wrote down $1,350,000 of the value of goodwill related to its Internet operations.  The write downs resulted from the decrease in value of the subscriber base due to competition and other sources available to customers to access the Internet.  Amortization for goodwill was $475,380 for the year ended December 31, 2001.  The net loss for 2001, excluding, amortization expenses related to the goodwill, would have been $968,845 or <$.01> per common share.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Intangible Assets, continued

The changes in goodwill for the year ended December 31, 2002 are as follows:

Goodwill, net, at beginning of year	$ 2,412,719
Additional goodwill recorded related to Sitestar.net	60,000
Write-down of goodwill	(1,350,000)
_________
Goodwill, at end of year	$ 1,122,719

Deferred Revenue

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the month service is provided.

Revenue Recognition

The Company recognizes revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition."  Product revenue is recognized when the Company delivers the product to the customer and the Company believes that collectibility is probable.  The Company usually has agreements with its customers to deliver the requested product for a fixed price.  Any insignificant post-contract support obligations are accrued for at the time of the sale.  Post-contract customer support ("PCS") that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivables is probable.  The estimated cost to the Company to provide such services is minimal and historically, the enhancements offered during the PCS period have been minimal.  The Company sells PCS under a separate agreement.  The agreements are for one to two years with a fixed number of hours of service for each month of the contract.  The contract stipulates a fixed monthly payment, nonrefundable, due each month and any service hours incurred above the contractual amount are billed as incurred.  Revenue is recognized under these agreements ratably over the term of the agreement.  Revenue for services rendered in excess of the fixed monthly hours contained in the contracts are recognized as revenue as incurred.

The Company sells ISP services under annual and monthly contracts.  Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract.  Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the month the service relates.

Sales of computer hardware are recognized as revenue upon delivery and acceptance of the product by the customer.  Sales are adjusted for any future returns or allowances.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as they are incurred.  Advertising and marketing expenses for the years ended December 31, 2002 and 2001 were approximately $88,000 and $92,000, respectively.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

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

Investment

In December 1999, the Company purchased a 9% equity interest in Qliq-on Corporation for 160,000 shares of the Company's common stock valued at $160,000.  This investment was written off during the year ended December 31, 2001 in other income (expense).  In September 2000, the Company purchased a 4.74% interest in a limited liability company for $50,000.  This investment was accounted for using the equity method.  In addition, in June 2001, the Company purchased a 4.54% interest in a partnership for $45,000.  This investment was accounted for using the equity method.  During 2002, the investments in the limited liability company and the partnership were transferred to two former officers of the Company as compensation.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of and for the years ended December 31, 2002 and 2001, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations."  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and writedowns may be necessary.  The Company adopted SFAS No. 141 on July 1, 2001 and has accounted for its acquisition of Advanced Internet Services, Inc. and the assets of Digital Data Connections, Inc. (see Note 2) using the purchase method

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002.   Further, the Company did not amortize the goodwill established as a result of the acquisition of Advanced Internet Services, Inc. on July 1, 2001.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred.  The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset.  When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.  The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value.  Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss.  The statement is effective for fiscal years beginning after June 30, 2002.  The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets.  The statement provides a single accounting model for long-lived assets to be disposed of.  New criteria must be met to classify the asset as being held-for-sale.  This statement also establishes standards for reporting the effects of a disposal of a segment of a business.  This statement is effective for fiscal years beginning after December 15, 2001.  As discussed above the implementation of this has resulted in a 200 write down due to impairment of $1,350,000.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan.  The statement is effective for exit and disposal activities entered into after December 31, 2002.  The Company does not expect the adoption of this statement to have a material impact on its financial position or the results of its operations.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”  This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members.  This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements.  This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based team member compensation.  The Company is currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued.  It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee.  Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements.  The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002.  The Company has no guarantees of third party indebtedness and it does not believe the adoption of these new rules will have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company does not have interests in variable Interest entities and it does not believe the adoption of Interpretation No. 46 will have a material impact on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables."  EITF 00-21 provides guidance on how to account for Arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2 - ACQUISITIONS

Sitestar.net (formerly Neocom Microspecialists, Inc.)

On December 15,1999, the Company completed the acquisition of 100% of the outstanding common stock of Neocom Microspecialists, Inc. (NEOCOM), a Virginia corporation now  known as Sitestar.net, in exchange for 6,782,353 shares of the Company's common  stock.  Effective upon the closing of the acquisition, the Company issued 4,782,353 shares of its common stock.  In addition, the Company was required to issue an additional 2,000,000 shares of its common stock on the second anniversary of the acquisition date.  The shares were held back for any potential unrecorded liabilities.  In January 2002, the Company issued 2,000,000 shares of this common stock to the original Sitestar.net shareholders that represented the contingent shares.  The value of these additional shares issued was $60,000, based on the market value of the shares at the date of issuance, and was recorded as additional goodwill in the accompanying consolidated financial statements.

Lynchburg.net

On November 22, 2000, the Company acquired 100% of the outstanding shares of FRE Enterprises, Inc., a Virginia corporation (doing business as "Lynchburg.net" and "Computers by Design") in exchange for 16,583,980 shares of the Company’s common stock.  Effective upon the closing of the acquisition, the Company issued 12,437,985 shares of common stock and has reserved 4,145,995 shares of common stock to issue on the third anniversary of the acquisition (November 22, 2003) based on certain contingenciesrelated to potential unrecorded and unknown liabilities.

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

The fair value of assets acquired and liabilities assumed is summarized as follows:

Cash	$ 253,385
Other current assets	147,561
Equipment	98,710
Customer list	595,000
Goodwill	1,703,741
Current liabilities	(310,800)
__________
Purchase price	$ 2,487,597
=========

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2 – ACQUISITIONS (continued)

Advanced Internet Services, Inc.

On July 1, 2001, the Company acquired 100% of the equity and voting interest of  Advanced Internet Services, Inc., a North Carolina corporation ("ADVI").  ADVI is an Internet service provider located in Mt. Airy, North Carolina. The purchase price was $965,980, which consisted of $150,000 in cash, 6,021,818 of the Company's common shares valued at $301,091, a non-interest bearing promissory note for $1,199,990 payable in 24 quarterly installments of $49,995, and transaction costs of $30,000.

However, due to the non-interest bearing nature of the note, interest was imputed at a discount rate of 36% to calculate the present value of the note.  This discount rate was an estimate of the Company's current cost of capital at the date the note payable was issued.  Based on this calculation, the present value of the non-interest promissory note at the date of issuance was $484,889.

The Company believes the acquisition of ADVI will enhance its strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging the Company’s service footprint.  The Company also believes this transaction will open other acquisition opportunities for it to further increase its presence in the northern areas of North Carolina.  This acquisition included goodwill of $702,642, which is the premium the Company paid to have the opportunity to generate revenues and earnings in this market.  Furthermore, this acquisition is expected to result in cost savings with the integration and consolidation of ADVI's corporate and administrative functions with the Company’s existing infrastructure.  This estimated cost savings, along with the accretive nature of the transaction from an operating cash flow perspective, is intended to allow the Company to enhance its revenue streams and increase its operating cash flow.

The transaction was accounted for by the purchase method of accounting; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of tangible net assets acquired was first attributed to the customer list, which is being amortized over its estimated five-year life, and then to goodwill which is deductible for income tax purposes.  The customer list was determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

The fair value of assets acquired and liabilities assumed is summarized as follows:

Cash	$ 48,393
Other current assets	54,500
Equipment	29,080
Customer list	221,000
Goodwill	702,642
Other current liabilities	(21,126)
Line of credit	(68,509)
________
Purchase price	$ 965,980
=========

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2 – ACQUISITIONS (continued)

Digital Data Connections, Inc.

On December 31, 2002, the Company acquired 100% of the Internet-related assets of Digital Data Connections, Inc. (DigDat), a Virginia corporation and an Internet service provider located in Martinsville, Virginia.  The purchase price was $219,873, which consisted of $50,000 in cash and a commitment to provide to the seller 80% of the collected internet revenues for a period of ten months beginning January 1, 2003.  The contingent consideration of $169,873 was estimated based on the anticipated monthly collections and as been recorded as a current liability in the accompanying consolidated financial statements.  Subsequent payments of contingent consideration will be applied to reduce the recorded liability.

The Company believes the acquisition of DigDat continues its primary strategy of consolidating small Internet service providers in the rural markets of the mid-Atlantic region by enlarging the Company’s customer base and service footprint.

The transaction was accounted for by the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of tangible assets acquired was attributed to the customer list and non-compete agreement, which are being amortized over the estimated three-year life and contractual three-year life, respectively.  The value of the customer list was determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

The fair value of assets acquired is summarized as follows:

Equipment	$ 41,447
Customer list	162,057
Non-compete agreement	16,369
________
Purchase price	$ 219,873
=======

Since the acquisition of DigDat was consummated on December 31, 2002, there are no results of operations of DigDat included in the accompanying consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2002 and 2001 and reflects the results of operations of the Company as if the acquisition of DigDat and ADVI had been effective January 1, 2001.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2002	2001
Net sales	$ 3,994,616	$ 3,789,929
Gross profit	$ 2,037,796	$ 2,124,541
Selling, general and administrative expenses	$ 2,526,308	$ 3,448,452
Net loss	$(2,065,442)	$(1,444,225)
Basic loss per share	$ (0.02)	$ (0.02)

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 3 - SALE OF ASSETS

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

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2001 consisted of the following:

Land	$ 10,000
Building	213,366
Automobile	3,000
Computer equipment	394,082
Furniture and fixtures	113,041
_______
Less accumulated depreciation	733,489
(322,265)
_______
$ 411,224
========

Depreciation expense was $94,208 and $130,863 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5 - CONVERTIBLE DEBENTURES

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.  The debentures bear interest at 12% per annum and were due on May 1, 2001.  The debenture holders voluntarily decided to hold on to the debentures.  The debentures are convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures the Company recognized a financing charge of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures have been valued at $121,543 using the Black-Scholes model.  Since these debentures were convertible on issuance preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the term of the debentures.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 5 - CONVERTIBLE DEBENTURES, continued

On August 14, 2000, the Company issued two additional convertible debentures aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except for the due date of August 14, 2001.  In connection with these debentures, the Company recognized a financing charge in 2000 in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model.  Since these debentures were convertible on issuance the preferential conversion costs were expensed immediately and the value of the options was recognized as financing costs over the term of the debentures.

During the year ended December 31, 2002, the holders of the debentures converted $12,200 of principal and $9,000 of accrued interest into 1,218,255 and 1,500,000, respectively, shares of the Company’s common stock.   In addition, during the year ended December 31, 2002, the Company repaid $325,000 of these debentures in cash.

During the year ended December 31, 2001, the holder of the debentures converted $269,888 in principal and $54,289 of accrued interest into 10,757,982 and 4,524,002, respectively, shares of the Company's common stock.  In addition, during the year ended December 31, 2001, the Company repaid $10,000 of these debentures in cash.

On a cumulative basis through December 31, 2002, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of the Company’s common stock.  Also as of December 31, 2002, the Company has repaid $335,000 of these debentures in cash.

As of December 31, 2002, the convertible debentures are past their maturity and callable at any time by the debenture holders.  The debenture holders have served notice to the Company that the convertible debentures are in default.

As of December 31, 2002, there is a discrepancy between the balance maintained by the Company and the balance calculated by the debenture holders.  The balance the Company has disclosed in its consolidated financial statements is derived from all the conversion notices and cash payments.

The Company believes that it has proper documentation to support its position in this matter; however, in the event the Company is not successful in reconciling and resolving this matter, the outstanding balance of the convertible debenture could increase significantly.  As of December 31, 2002, the Company has disclosed that the outstanding principal balance is $139,412.  This outstanding balance could increase to over $300,000 if the debenture holders are able to demonstrate that their balance is the correct balance.

On December 31, 2002, the debenture holders filed a complaint against the Company alleging breach of contract and breach of fiduciary duties.  Management intends to vigorously contest the allegations.  It is too early to make an evaluation of the matter as to outcome and potential loss, if any, although damages are alleged at approximately $425,000.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6 - NOTES PAYABLE – LINES OF CREDIT

The Company obtained a line of credit for operational purposes from the Company’s Chief Executive Officer and stockholder as of December 5, 2002.  The line of credit is for $500,000 and bears interest at 10%.  The line of credit is due December 4, 2004 and is secured by a security interest in certain property owned by the Company.  As of December 31, 2002, $150,000 was outstanding on this line of credit (see note 8).

The Company assumed a line of credit in connection with its acquisition of ADVI.  The line of credit was for $100,000 and bore interest at prime plus 0.5%.  The line of credit was due on May 29, 2002 and was collateralized by the inventory, equipment and accounts receivable of ADVI.  On August 7, 2002 the Company converted this line of credit into an installment note payable (see note 7).

NOTE 7 - NOTES PAYABLE

Notes payable at December 31, 2002 consist of the following:

Bank note payable in monthly interest and principal payments of $2,215 and balance due on August 6, 2005.  Interest is payable at an annual rate of 6.25%  The note is secured by inventory, equipment and accounts receivable of Advanced Internet Services, Inc.

$ 79,482

Non-interest bearing amount due on acquisition of Digital Data Connections, Inc. payable in ten monthly installments of 80% of estimated revenue generated by customer billings of Digital Data Connections, Inc. (see note 2)	169,873

Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (8.75% as of December 31, 2002). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders and the Company’s building. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net	121,295

Bank note payable in monthly interest and principal payments of $6,400 and balance due September 2003. Interest is payable at an annual rate of prime plus 1.5% (5.75% as of December 31, 2002). The note is secured by a deed of trust against personal residences of three stockholders and the Company’s building. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net	175,730
________
Total	$ 546,380

Less current portion	380,852
________
Long-term portion	$ 165,528
=======

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 7 - NOTES PAYABLE, continued

The future principal maturities of these notes are as follows:

Year ending December 31,
2003	$ 380,852
2004	36,090
2005	47,135
2006	14,790
2007	16,137
Thereafter	51,376
________
Total	$ 546,380
=======

NOTE 8 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2002 consist of the following:

Note payable to stockholders issued as part of the purchase redemption for the Company’s common stock.  The note is to be repaid in 24 quarterly installments of $33,333 beginning in November 2002 and is non-interest bearing.  The imputed interest rate for this note is 12%.

$ 628,560

Note payable to officer and stockholder on a line of credit of $500,000 at 10% interest. The accrued interest and principal are due on December 4, 2004.	150,000

Note payable to stockholder assumed in connection with the acquisition of Sitestar.net. The note is payable upon demand and bears interest at 9.0% per annum.	49,722

Note payable to stockholder assumed in connection with the acquisition of Sitestar.net. The note is payable in monthly installments of $2,431 and bears interest at 8.13% per annum. Any unpaid principal and interest is due on May 28, 2004.	19,374

Note payable to stockholders issued as part of the Purchase price for Advanced Internet Services, Inc. The note is to be repaid in 24 quarterly installments of $49,995 beginning in September 2001 and is non-interest bearing. The imputed interest rate for this note is 36%.	436,394
________
Total	1,284,050

Less current portion	466,101
________
Long-term portion	$ 817,949
=======

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 8 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

Year ending December 31,
2003	$ 466,101
2004	511,722
2005	107,550
2006	151,816
2007	46,861
________
Total	$1,284,050
=======

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases.  Total rent expense for the years ended December 31, 2002 and 2001 was $81,795 and $75,875, respectively.  The Company also leases certain equipment under capital lease obligations.  Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

Capital Leases
Year ended December 31, 2003	$ 15,072
________
Net Minimum Lease Payments	15,072
Less: Amounts Representing Interest	1,074
________
Present Value of Net Minimum Lease Payments	$ 13,998
=======

Included in property and equipment is capitalized lease equipment of $164,375 less accumulated amortization of $102,337 at December 31, 2002.  The related amortization expense for this equipment is included in the fixed asset depreciation expense.

Litigation

The Company is involved in certain legal proceedings and claims that arise in the normal course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

Specifically, the Company is involved in legal proceedings to resolve a dispute in the amount the Company owes concerning a convertible debenture.  This dispute has arisen over a significant payment the Company issued by a conversion of stock that was neither applied to the principal or interest balance.  Although the Company feels there is adequate documentation to support its claim, if the Company cannot, the balance of the debenture could increase significantly.  See discussion at note 5.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 9 - COMMITMENTS AND CONTINGENCIES, continued

Lynchburg.net Acquisition

In connection with the Lynchburg.net acquisition, the Company is required to issue an additional 4,145,995 shares of its common stock on the third anniversary of the acquisition date (November 22, 2003), if no unforeseen contingencies arise.

NOTE 10 - STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 300,010,000 shares, consisting of 10,000,000 shares of Preferred Stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred Stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2002, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

During the year ended December 31, 2002, the Company issued 250,000 shares of common stock for professional services valued at $8,500, which was the fair market value (discounted for tradability restrictions) of the share issue based on the closing price of the Company's common stock on the date of issuance, and issued 2,718,255 shares of common stock in exchange for $12,200 of convertible debentures and $9,000 for interest expense.

During the year ended December 31, 2002 the Company issued 3,720,238 shares of common stock for executive salaries of $125,000.

On January 8, 2002, the Company issued 2,000,000 shares of common stock related to the acquisition of Sitestar.net, Inc. valued at $60,000.

Also, during the year ended December 31, 2002, the Company repurchased 32,483,346 shares of common stock from certain shareholders for $681,854 through a redemption agreement executed on December 4, 2002.

During the year ended December 31, 2001 the Company issued 4,098,682 shares of common stock for professional services valued at $152,767, which was the fair market value (discounted for tradability restrictions) of the shares issued based on the closing price of the Company's common stock on the date of issuance, and issued 15,281,984 shares of common stock in exchange for $269,888 of convertible debentures and $54,289 for interest expense.

During the year ended December 31, 2001 the Company issued 17,667,950 shares of common stock for executive salaries of $710,739.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 10 - STOCKHOLDERS' EQUITY, continued

On July 1, 2001, the Company issued 6,021,818 shares of common stock for the acquisition of Advanced Internet Services, Inc. valued at $301,091.

During the year ended December 31, 2001, certain stockholders surrendered a total of 1,741,418 shares of common stock that were cancelled by the Company, valued at $96,517.  The Company determined the value of the shares surrendered based on the market value of the common stock on the date of surrender.  The surrendered shares were originally issued in connection with our acquisition of Sitestar, Inc. in July 1999.

Also, during the year ended December 31, 2001, the Company repurchased 10,600,000 shares of common stock from certain shareholders for $400,000.

NOTE 11 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2002 and 2001 is as follows:

	2002	2001
Federal income tax rate	34.0%	34.0%
Effect of net operating loss	(34.0)%	(34.0)%
	_______	_______
Effective income tax rate	0.0%	0.0%
	=======	=======

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

Accounts receivable	$ 130,000
Intangible assets	1,766,000
Loss carry forwards	1,201,000
Less valuation allowance	(3,097,000)
___________
$ -
=========

At December 31, 2002, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  The net change in the valuation allowance for the years ended December 31, 2002 and 2001, was an increase of $414,000 and $41,000, respectively.  Net operating loss carry forwards of approximately $3,530,000 expire starting in 2012.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2003.  For the years ended December 31, 2002 and 2001, the Company paid this stockholder $46,200 and $36,000, respectively, for rent on this office building.

As of September 2002, the Company entered into an agreement with two stockholders in which the stockholders received all assets maintained in California in lieu of payroll.  The value of the assets given up by the Company was $288,987 and has been recorded as payroll expense.

NOTE 13 - SEGMENT INFORMATION

The Company has four business units that have separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail.  The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville and Lynchburg, Virginia and Mt. Airy, North Carolina areas.  The Development group provides custom software programming to businesses, principally in the manufacturing industries.  The Retail group operates a retail computer store in Lynchburg, Virginia and Mt. Airy, North Carolina as well as providing computer training to customers.

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2002 and 2001:

December 31, 2002
	Corporate	Internet	Development	Retail	Consolidated
Revenue	-	$ 3,171,518	$ 216,348	$ 606,750	$ 3,994,616
Operating income (loss)	$ (833,331)	$(1,156,845)	$ 85,317	$ 66,349	$ (1,838,512)
Depreciation and amortization	$ 2,639	$ 406,167	-	$ 5,489	$ 414,295
Interest expense	$ (29,864)	$ (204,040)	-		$ (233,904)
Goodwill	-	$ 1,122,719	-		$ 1,122,719
Identifiable assets	$(1,070,799)	$ 3,540,575	-	$ 331,307	$ 2,801,083

December 31, 2001
	Corporate	Internet	Development	Retail	Consolidated
Revenue	$ -	$ 2,833,331	$ 276,210	$ 680,388	$ 3,789,929
Operating income (loss)	$(1,348,709)	$ (94,135)	$ 8,449	$ 110,484	$ (1,323,911)
Depreciation and amortization	$ 2,706	$ 890,117	$ 11,977	$ 4,740	$ 909,540
Interest expense	$ 180,462	$ 136,083	$ 8,170	$ (1,290)	$ 323,425
Goodwill	$ -	$ 2,412,719	$ -	$ -	$ 2,412,719
Identifiable assets	$ 519,161	$ 4,150,106	$ 30,880	$ 106,980	$ 4,807,127

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 14 – PRIOR PERIOD ADJUSTMENTS

During the year ended December 31, 2002, two adjustments were posted to the Company’s accumulated deficit to properly recognize revenue in the correct accounting period.   The first adjustment was to remove January 2001 earned billings from the fiscal year 2000 revenue.  The second adjustment was to recognize the proper amount of deferred revenue as of December 31, 2000 on annual subscriber contracts.  These adjustments increased the accumulated deficit at December 31, 2000 by $173,525.

Similar adjustments were made to properly reflect revenue for the year ended December 31, 2001.  For 2001, adjustments were recorded to the previously reported financial statements that decreased revenue by $207,421 and decreased selling, general and administrative expenses by $34,988, resulting in a net increase of $172,433 to the 2001 net loss and related accumulated deficit.  The effect on the basic and diluted net loss per share was less than $.01 for 2001.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal years ended December 31, 2000 and 2001, the firm of Stonefield Josephson, Inc. served as our auditors.  Effective February 7, 2003, our Board of Directors approved the change of accountants.  On February 7, 2003 by letter, our management dismissed Stonefield Josephson, Inc. and engaged McLeod & Company of Roanoke, Virginia, as our independent public accountants to audit our financial statements for the fiscal year ended December 31, 2002.

During the period of engagement of Stonefield Josephson, Inc. there were no disagreements between us and Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of Stonefield Josephson, Inc.) would have caused Stonefield Josephson, Inc. to make reference in connection with their report to the subject matter of the disagreements.  The accountants' report on our financial statements for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS;

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position
Frank R. Erhartic, Jr.	34	President, CEO, CFO, Director
Julia E. Erhartic	35	Secretary, Director

Frank Erhartic, Jr., 34, founded Computers by Design in 1985 as a software development and computer services company.  Mr. Erhartic soon expanded his service offerings to include a toner re-manufacturing division called CBD Toner Recharge, and, in 1996, he started the Internet Service Provider division of Sitestar Corporation called Lynchburg.net. Since 2000, Mr. Erhartic has been the operations manager for Sitestar at the Lynchburg, Virginia office. Mr. Erhartic is a Microsoft Certified Systems Engineer (MCSE), is an A+ certified technician, holds certifications in Novell Netware, Unixware, Acer Product Repair, Okidata Product Repair and Hewlett Packard Product Repair. Mr. Erhartic graduated from Virginia Tech in 1990 with degrees in both Management and Finance.

Julie Erhartic, 35, graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies, with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the three fiscal years ended December 31st.

				Other	Long-term
Name and				Annual	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Compensation($)	Awards
Frederick T. Manlunas (1)	2002	-	-	221,993	-
Former Chairman of The Board	2001	-	-	239,370	-

Clinton J. Sallee (2)	2002	17,200	-	206,993	-
Former President &	2001	-	-	239,370	-
Chief Executive Officer

Frank R. Erhartic, Jr.	2002	52,500	-	-	-
Director, President &
Chief Executive Officer

Julie E. Erhartic	2002	8,250	-	-	-
Director, Secretary

________________

(1)

Mr. Manlunas received 1,860,119 shares of our common stock with a value of $62,500 in lieu of salary for 2002.  In addition, a note was forgiven with principal balance of $15,000 and various corporate assets were transferred in lieu of salary for 2002 with a value of $144,493.

Mr. Manlunas  received 7,124,094 shares of our common stock with a value of$239,370 in lieu of salary for 2001.

(2)

Mr. Sallee received 1,860,119 shares of our common stock with a value of $62,500 in lieu of salary for 2002.  In addition, various corporate assets were transferred in lieu of salary for 2002 with a value of $144,493.

Mr. Sallee received 7,124,094 shares of our common stock stock with a valueof $239,370 in lieu of salary for 2001.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of January 31, 2003 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)

Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	16,437,985	16.18%

All directors and officers As a group (2 persons)	16,437,985	16.18%

Frederick T. Manlunas 15303 Ventura Blvd., Suite 1510 Sherman Oaks, CA 91403	16,248,094	15.99%

Clinton J. Sallee 15303 Ventura Blvd., Suite 1510 Sherman Oaks, CA 91403	15,675,010	15.43%

 (1)

Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Percent of class is based on 101,593,147 shares of common stock outstanding as of January 31, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1)

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description	Filed
2.1.1	Agreement and Plan of Reorganization, dated October 25, 1998	*
2.2.1	Agreement and Plan of Reorganization, dated July 27, 1999	*
2.3	Asset Sale and Agreement re divestiture of Holland American Specialties, dated September 30, 1999 *	*
2.4	Asset Sale and Agreement re divestiture of Sierra Madre Foods, Inc., dated September 30, 1999	*
2.5	Letter of Intent to Acquire Eastern Shore Net, dated August 17, 1999	*
2.6	Letter of Intent to Acquire Neocom Microspecialists, Inc., dated September 2, 1999	*
2.7	Plan and Agreement of Share Exchange, re acquisition of Neocom Micro-specialists, Inc., dated December 15, 1999	*
2.8	Neocom Debt Assumption Agreement dated December 15, 1999	*
3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992)	*
3.1(ii)	Amended Articles of Incorporation (July 29, 1998)	*
3.1(iii)	Amended Articles of Incorporation (October 26, 1998)	*
3.1(iv)	Amended Articles of Incorporation (July 14, 1999)	*
3.1(v)	Amended Articles of Incorporation (July 28, 1999)	*
3.2(i)	By-laws of the Registrant (December 17, 1992)	*
4.1	Lease for Corporate Office	**
4.2	Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the investors named therein and the Registrant	***
4.3	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New Millenium Capital Partners II, L.L.C.	***
4.4	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW Partners, L.L.C.	***
4.5	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New Millenium Capital Partners, L.L.C.	***
4.6	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW Partners, L.L.C.	***
4.7	Registration Rights Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
4.8	Security Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
4.9	Stock Tender and Exchange Agreement, dated November 22, 2000, by and among Sitestar Corporation and Frank and Julie Erhartic, the owners of FRE Enterprises, Inc.	****
21.1	Subsidiaries of the Registrant	F
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	F

_______________

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

F    Filed herewith

(2)   Reports filed on Form 8-K

Date of Filing

Description

December 10, 2002

Stock Redemption Agreement for 32,483,346 shares of common stock

February 10, 2003

Change in certifying accountant

March 6, 2003

Letter regarding change in certifying accountant

ITEM 14.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

 May 19, 2003

SITESTAR CORPORATION

By:    /s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                              Title                                                                        Date

 /s/ Frank Erhartic, Jr.                     President, Chief Financial                                             May 19, 2003

Frank Erhartic, Jr.                            Officer, Director

                                                        (Principal Executive Officer,

                                                        Principal Financial Officer,

                                                        Principal Accounting Officer)

/s/ Julie Erhartic                                Secretary, Director                                                      May 19, 2003

Julie Erhartic

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sitestar Corporation (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Erhartic, Jr., President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.

I have reviewed the Report;

2.

Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.

Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.

I and the other certifying officers of the Company:

•

are responsible for establishing and maintaining disclosure controls and procedures for the Company;

•

have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

•

have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

•

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

1.

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

•

all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

•

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

1.

I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank Erhartic, Jr.

 Frank Erhartic, Jr.,

Chief Executive Officer

Dated:  May 19, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sitestar Corporation (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Erhartic, Jr., Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.

I have reviewed the Report;

2.

Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.

Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.

I and the other certifying officers of the Company:

•

are responsible for establishing and maintaining disclosure controls and procedures for the Company;

•

have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

•

have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

•

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

1.

I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

•

all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

•

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

1.

I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

Chief Financial Officer

Dated: May 19, 2003