Form 10QSB
period 2003-03-31
SITESTAR CORP
filed 2003-05-20
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

N/A

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

As of March 31, 2003, the issuer had 101,593,147 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

Index

Page

Number

PART I.

FINANCIAL INFORMATION

3

Item 1.

Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheet as of March 31, 2003

3

Condensed Consolidated Statements of Operations for

the three months ended March 31, 2003 and 2002

5

Condensed Consolidated Statements of Cash Flows for

the three months ended March 31, 2003 and 2002

6

Notes to Condensed Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

14

Item 3.

Controls and Procedures

18

Part II.

OTHER INFORMATION

18

Item 1.

Legal Proceedings

18

Item 2.

Change in Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits and Reports on Form 8-K

19

SIGNATURES

20

CERTIFICATIONS

21

PART I.   FINANCIAL INFORMATION

Item 1.

Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

(UNAUDITED)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents

$

6,810

   Accounts receivable, net of allowance of $460,065

320,812

   Inventory

143,065

     Total current assets

470,687

PROPERTY AND EQUIPMENT, net

390,934

CUSTOMER LIST, net

859,452

GOODWILL

1,122,719

OTHER ASSETS

     15,005

TOTAL ASSETS

$

2,858,797

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

MARCH 31, 2003

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Bank overdraft

$        122,835

   Accounts payable and accrued expenses

261,443

   Deferred revenue

386,289

   Convertible debenture

139,412

   Note payable – stockholders, current portion

412,255

   Notes payable, current portion

358,765

   Capital lease obligations

     5,240

     Total current liabilities

1,686,239

NOTES PAYABLE – STOCKHOLDERS, less current portion

773,033

NOTES PAYABLE, less current portion

    105,277

TOTAL LIABILITIES

2,564,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred Stock, $.001 par value, 10,000,000 shares

     authorized, 0 shares issued and outstanding

-

   Common Stock, $.001 par value, 300,000,000 shares

    authorized, 101,593,147 shares issued and outstanding

101,593

   Additional paid-in capital

 13,635,272

   Treasury stock, $.001 par value, 32,483,346 common shares

(681,854)

   Accumulated deficit

(12,760,763)

     Total stockholders’ equity

    294,248

TOTAL LIABILITIES AND

   STOCKHOLDERS' EQUITY

$

2,858,797

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

       2003

       2002

REVENUE

$

1,158,119

$

1,135,232

COST OF REVENUE

421,226

528,165

GROSS PROFIT

736,894

607,067

SELLING, GENERAL AND

 ADMINISTRATIVE EXPENSES

436,196

636,453

INCOME (LOSS) FROM OPERATIONS

300,697

(29,386)

OTHER INCOME (EXPENSES)

(86,529)

(54,473)

INCOME (LOSS) BEFORE INCOME TAXES

214,168

(83,859)

INCOME TAXES

                     -

                    -

NET INCOME (LOSS)

$

214,168

$

(83,859)

BASIC AND DILUTED LOSS PER SHARE

$             0.00

$

(0.00)

WEIGHTED AVERAGE SHARES

     OUTSTANDING - BASIC AND DILUTED

101,593,147

98,116,426

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

       2003

       2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$

214,168

$         (83,859)

   Adjustments to reconcile net income (loss) to net

cash provided by operating activities:

Depreciation and amortization expense

115,289

187,246

Stock issued in lieu of compensation

      and professional fees

                     -

125,000

(Increase) decrease in:

Accounts receivable

(181,582)

16,757

       Inventory

(15,175)

(22,277)

Other assets

-

(22,888)

Increase (decrease) in:

Accounts payable and accrued expenses

11,290

108,528

Deferred revenue

22,115

(4,022)

Net cash provided by operating activities

166,105

304,485

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment

(1,517)

-

Net cash used in investing activities

(1,517)

-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in line of credit

-

(1,137)

Repayment of notes payable

(82,338)

(54,004)

Repayment of convertible debenture

-

(325,000)

Repayment of notes payable – stockholders

(98,762)

(10,473)

Payment on capital lease obligation

(8,758)

(10,752)

Net cash used in financing activities

(189,860)

(401,366)

NET DECREASE IN CASH

   AND CASH EQUIVALENTS

(25,272)

(96,881)

CASH AND CASH EQUIVALENTS -

   BEGINNING OF PERIOD

32,082

 405,955

CASH AND CASH EQUIVALENTS -

   END OF PERIOD

$

6,810

$

309,074

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (continued)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2003 and 2002, the Company paid no income taxes and interest of approximately $87,000 and $54,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

None.

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE DEBENTURE, continued

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

During the three months ended March 31, 2003, the holders of the debentures converted no shares of the Company’s common stock.

On a cumulative basis through March 31, 2003, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of the Company’s common stock.  Also as of March 31, 2003, the Company has repaid $335,000 of these debentures in cash.

As of March 31, 2003, the convertible debentures are past their maturity and callable at any time by the debenture holders.  The debenture holders have served notice to the Company that the convertible debentures are in default.

As of March 31, 2003, there is a discrepancy between the balance maintained by the Company and the balance calculated by the debenture holders.  The balance the Company has disclosed in its consolidated financial statements is derived from all the conversion notices and cash payments.

The Company believes that it has proper documentation to support its position in this matter; however, in the event the Company is not successful in reconciling and resolving this matter, the outstanding balance of the convertible debenture could increase significantly.  As of March 31, 2003, the Company has disclosed that the outstanding principal balance is $139,412.  This outstanding balance could increase to over $300,000 if the debenture holders are able to demonstrate that their balance is the correct balance.

On December 31, 2002, the debenture holders filed a complaint against the Company alleging breach of contract and breach of fiduciary duties.  Management intends to vigorously contest the allegations.  It is too early to make an evaluation of the matter as to outcome and potential loss, if any, although damages are alleged at approximately $425,000.

SITESTAR CORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 4 – COMMON STOCK

During the three months ended March 31, 2003, the Company issued no shares of common stock.

NOTE 5 – SEGMENT INFORMATION

The Company has four business units that have separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville and Lynchburg, Virginia and Mt. Airy, North Carolina areas.  The Development group provides customer software programming to companies, principally in the manufacturing industries.  The Retail group operates a retail computer store in Lynchburg, Virginia and in Mt. Airy, North Carolina as well as providing toner cartridge remanufacturing services in Lynchburg, Virginia.  (http://www.recharge.net)

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2003 and 2002:

                          March 31, 2003

------------------------------------------------------------------------------------------------

    Corporate

    Internet

  Development

       Retail

Consolidated

         Revenue

 $

-

$

1,016,443

$

31,627

$

110,049

$

1,158,119

        Operating income (loss)

$

(9,660)

$

293,251

$

5,092

$

12,015

$

300,697

        Depreciation and

          amortization

$

-

$

114,511

$

-

$

778

$

115,288

        Interest expense

$

(22,127)

$

(64,403)

$

-

$

-

$

(86,529)

        Intangible assets

$

-

$

1,997,176

$

-

$

-

$

1,997,176

        Identifiable assets

$

-

$

2,726,068

$

-

$

132,730

$

2,858,798

                        March 31, 2002

-----------------------------------------------------------------------------------------------

    Corporate

    Internet

  Development

       Retail

Consolidated

         Revenue

 $

-

$

866,466

$

81,914

$

186,852

$

1,135,232

        Operating Income (loss)

$

(207,302)

$

129,469

$

1,062

$

47,385

$

(29,386)

        Depreciation and

          amortization

$

1,320

$

173,194

$

11,832

$

900

$

187,246

        Interest expense

$

(7,012)

$

(47,322)

$

(180)

$

41

$

(54,473)

        Intangible assets

$                     -

 $    3,588,700

$                    -

$                   -

$    3,588,700

        Identifiable assets

$

301,366

 $    4,164,758

$         28,880

$        373,170

$    4,868,174

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations."  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and writedowns may be necessary.  The Company adopted SFAS No. 141 on July 1, 2001 and has accounted for its acquisition of Advanced Internet Services, Inc. and the assets of Digital Data Connections, Inc. (see Note 2) using the purchase method.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Our Internet Service Provider (ISP) division has three sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net).  These are located in Lynchburg Virginia, Martinsville Virginia and Mt. Airy North Carolina.  We provide both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing our own infrastructure and affiliations to provide services to thousands of service locations throughout the United States. Our web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

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

RESULTS OF OPERATIONS

The following tables show financial data for the three months  ended March 31, 2003 and 2002.  Operating results for any period are not necessarily indicative of results for any future period.

	For the three months ended March 31, 2003 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	-	$1,016,443	$31,627	$110,049	$1,158,119
Cost of Revenue	-	345,173	26,535	49,518	421,226
	---------	---------	---------	---------	---------
Gross profit	-	671,270	5,092	60,531	736,894
Operating expenses	9,660	378,019	-	48,517	436,196
	______	______	______	______	______
Income (loss) from operations	(9,660)	293,251	5,092	12,015	300,697
Other income (expense)	(22,127)	(64,403)	-		(86,529)
	______	______	______	______	______
Net income (loss)	$(31,787)	$ 228,848	5,092	12,015	$214,168
	=======	=======	=======	======	=======

EBITDA(1)	$(31,787)	$407,762	$5,092	$12,792	$415,986
Corporate expenses paid With common stock	-	-	-	-	-
	______	______	______	______	______
Actual cash generated	$(31,787)	$407,762	$5,092	$12,792	$415,986
	=========	===========	==========	=========	==========

	For the three months ended March 31, 2002 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	-	$866,466	$81,914	$186,852	$1,135,232
Cost of Revenue	-	383,236	37,313	107,616	528,165
	______	______	______	______	______
Gross profit	-	483,230	44,601	79,236	607,067
Operating expenses	207,302	353,761	43,539	31,851	636,453
	______	---------	---------	---------	---------
Income (loss) from operations	(207,302)	129,469	1,062	47,385	(29,386)
Other income (expense)	(7,012)	(47,322)	(180)	41	(54,473)
	______	______	______	______	______
Net income (loss)	$(214,314)	$ 82,147	$ 882	$47,426	$(83,859)
	======	=======	=======	======	=======

EBITDA(1)	$(205,982)	$302,663	$12,894	$48,285	$157,860
Corporate expenses paid With common stock	125,000	-	-	-	125,000

	______	______	______	______	______
Actual cash generated	$(80,982)	$302,663	$12,894	$48,285	$282,860
	=======	=======	======	======	=======

-------------------

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of revenue less cost of revenue and operating expense.  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. See Liquidity and Capital Resources section for further discussion of cash generated from operations.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002 (Unaudited)

REVENUE.  Revenue for the three months ended March 31, 2003 increased by $22,887 or 2% from $1,135,232 for the three months ended March 31, 2002 to $1,158,119 for the same period in 2003.  The increase is principally a result of increased dial-up customers from the acquisition of Digital Data Connections customer base offset in part by a decrease in retail sales of $76,803 for the same period in 2003.

COST OF REVENUE. Costs of revenue for the three months ended March 31, 2003 decreased by $106,939 or 20% from $528,165 for the three months ended March 31, 2002 to $421,226 for the same period in 2003.  As a percentage of revenue, cost of revenue has decreased from 46.5% to 36.4%.  The decrease as a percentage of revenue is principally due to incremental revenue coupled with recent cost control measures.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2003 decreased by $200,257 or 31% from $636,453 for the three months ended March 31, 2002 to $436,196 for the same period in 2003.  In the fourth quarter of 2002, the operations of the corporate office in California were closed and transferred to the Virginia facilities.  Corporate operations under new management resulted in a decrease of $182,527 consisting of occupancy, payroll and executive costs.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2003 increased by $32,056 or 59% from $54,473 for the three months ended March 31, 2002 to $86,529 for the same period in 2003.  This increase is a result of increased levels of borrowing.

BALANCE SHEET.  Goodwill on March 31, 2003 decreased by $1,350,000 due to the write down, for the year ended December 31, 2002, in accordance with SFAS No. 142.  Accounts receivable increased by $181,582 on March 31, 2003 from $139,229 on December 31, 2002 and decreased by $86,126 on March 31, 2003 from $406,938 on March 31, 2002 to $320,812 on March 31, 2003.  Notes payable decreased by $181,100 on March 31, 2003 from $1,830,430 on December 31, 2002 and increased by $647,195 on March 31, 2002 to $1,649,330 on March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2003, we generated EBITDA at our operating subsidiary level of $425,646.  This amount was offset by EBITDA at the corporate level of $(9,660). EBITDA for the three months ended March 31, 2003 increased by $258,126 from $157,860 for the three months ended March 31, 2002 to $415,986 for the same period in 2003.  The primary reason for the increase is the Corporate division’s increase of $174,195 due to the closing the California office and the related occupancy, payroll and executive expenses.  Another reason for the EBITDA increase is the Internet division’s increase of $105,099 due to a higher level of sales while controlling the division costs.

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

As of March 31, 2003, the holder of the debentures converted $525,588 in principal and $99,820 of accrued interest into 14,319,156 and 5,176,352 respectively, shares of the Company's common stock.

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

Item 2.

Change in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

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

On a cumulative basis through March 31, 2003, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of the Company’s common stock.  Also as of March 31, 2003, the Company has repaid $335,000 of these debentures in cash.

As of March 31, 2003, the convertible debentures are past their maturity and callable at any time by the debenture holders.  The debenture holders have served notice to the Company that the convertible debentures are in default.  See also Part II, Item 1, Legal Proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date:  May 20, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sitestar Corporation (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Erhartic, Jr., President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

President

Dated:  May 20, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sitestar Corporation (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Erhartic, Jr., Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  May 20, 2003