Form 10QSB
period 2003-06-30
SITESTAR CORP
filed 2003-08-20
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of  June 30, 2003: 101,593,147 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

#

SITESTAR CORPORATION

Index

Page

Number

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheet as of June 30, 2003

3-4

Consolidated Statements of Operations for

the three months ended June 30, 2003 and 2002

5

Consolidated Statements of Operations for

the six months ended June 30, 2003 and 2002

6

Consolidated Statements of Cash Flows for

the six months ended June 30, 2003 and 2002

7

Notes to Consolidated Financial Statements

8-14

Item 2.

Management's Discussion and Analysis

15

Item 3.

Controls and Procedures

18

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

18

Item 2.

Change in Securities

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits and Reports on Form 8-K

19

SIGNATURES

20

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

ASSETS

CURRENT ASSETS

   Cash and cash equivalents

$

14,061

   Accounts receivable, net of allowance of $514,052

84,093

   Inventory

         143,246

     Total current assets

241,400

PROPERTY AND EQUIPMENT, net

373,961

CUSTOMER LIST, net

734,258

GOODWILL

1,122,719

OTHER ASSETS

            13,641

TOTAL ASSETS

$     2,485,979

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

JUNE 30, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Bank overdraft

 $

52,102

   Accounts payable and accrued expenses

          395,406

   Deferred revenue

328,098

   Convertible debenture

139,412

   Note payable – stockholders, current portion

668,906

   Notes payable, current portion

296,807

   Capital lease obligations

              3,515

     Total current liabilities

1,884,246

NOTES PAYABLE – STOCKHOLDERS, less current portion

445,628

NOTES PAYABLE, less current portion

          102,458

TOTAL LIABILITIES

       2,432,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred Stock, $.001 par value, 10,000,000 shares

     authorized, 0 shares issued and outstanding

-

   Common Stock, $.001 par value, 300,000,000 shares

    authorized, 101,593,147 shares issued and 69,109,801 outstanding

101,593

   Additional paid-in capital

 13,635,272

   Treasury stock, 32,483,346 common shares, at cost

(681,854)

   Accumulated deficit

   (13,001,364)

     Total stockholders’ equity

            53,647

TOTAL LIABILITIES AND

   STOCKHOLDERS' EQUITY

$     2,485,979

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002

REVENUE	$ 966,164	$ 995,682

COST OF REVENUE	448,643	542,024

GROSS PROFIT	517,521	453,658

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	427,442	529,611

INCOME (LOSS) FROM OPERATIONS	90,079	(75,953)

OTHER INCOME (EXPENSES)
Other income	-	2,016
Interest expense	(66,471)	(49,833)

INCOME (LOSS) BEFORE INCOME TAXES	23,608	(123,770)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ 23,608	$ (123,770)

BASIC AND DILUTED LOSS PER SHARE	$ 0.00	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	101,593,147	98,624,892

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002

REVENUE	$1,860,076	$2,130,914

COST OF REVENUE	887,708	1,070,189

GROSS PROFIT	972,368	1,060,725

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	845,800	1,166,064

INCOME (LOSS) FROM OPERATIONS	126,568	(105,339)

OTHER INCOME (EXPENSES)
Other income	-	2,016
Interest expense	(153,000)	(104,306)

INCOME (LOSS) BEFORE INCOME TAXES	(26,432)	(207,629)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ (26,432)	$ (207,629)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	101,593,147	98,372,064

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (26,432)	$ (207,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	228,750	237,297
Stock issued in lieu of compensation
and professional fees	-	125,000
(Increase) decrease in:
Accounts receivable	55,137	58,103
Inventory	(15,356)	(4,950)
Other assets	-	(21,308)
Increase (decrease) in:
Accounts payable and accrued expenses	87,373	8,011
Deferred revenue	(36,076)	48,531

Net cash provided by operating activities	293,396	243,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,517)	(24,231)
Purchase of investments	-	(35,500)

Net cash used in investing activities	(6,517)	(59,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	-	(2,316)
Net change in bank overdraft	(12,853)
Net proceeds from notes payable – stockholders	31,550	-
Repayment of notes payable	(122,048)	(59,124)
Repayment of convertible debenture	-	(325,000)
Repayment of notes payable – stockholders	(191,066)	(55,340)
Payment on capital lease obligation	(10,484)	(21,577)

Net cash used in financing activities	(304,901)	(463,357)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,022)	(280,033)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	32,083	378,707
CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 14,061	$ 98,674

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2003 and 2002, the Company paid no income taxes and interest of approximately $153,000  and $104,306, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2002, the Company issued 3,720,238 shares of common stock for executive compensation of $ 125,000 and issued 2,000,000 shares of common stock to the original Sitestar.net shareholders that represented the contingent shares to be issued if no additional liabilities arose during the first two years after the acquisition.  The value of these shares issued was $60,000 which is recorded as additional goodwill.

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Certain expenses previously reported in the financial statements for the quarter ended March 31, 2003 have been reclassified to conform to the three and six month periods ended June 30, 2003 financial statement presentation.

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

During the six months ended June 30, 2003, the holders of the debentures converted no shares of the Company’s common stock.

On a cumulative basis through June 30, 2003, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of the Company’s common stock.  Also as of June 30, 2003, the Company has repaid $335,000 of these debentures in cash.

As of June 30, 2003, the convertible debentures are past their maturity and callable at any time by the debenture holders.  The debenture holders have served notice to the Company that the convertible debentures are in default.

As of June 30, 2003, there is a discrepancy between the balance maintained by the Company and the balance calculated by the debenture holders.  The balance the Company has disclosed in its consolidated financial statements is derived from all the conversion notices and cash payments.

The Company believes that it has proper documentation to support its position in this matter; however, in the event the Company is not successful in reconciling and resolving this matter, the outstanding balance of the convertible debenture could increase significantly.  As of June 30, 2003, the Company has disclosed that the outstanding principal balance is $139,412.  This outstanding balance could increase to over $300,000 if the debenture holders are able to demonstrate that their balance is the correct balance.

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 4 – COMMON STOCK

During the three months and six months ended June 30, 2003, the Company issued no shares of common stock.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2003 and 2002:

                          June 30, 2003

------------------------------------------------------------------------------------------------

    Corporate

    Internet

  Development

       Retail

Consolidated

       Revenue

$

          -

$

1,571,605

$

67,557

$

220,914

$

1,860,076

        Operating income (loss)

$

(71,565)

$

174,233

$

(4,340)

$

28,241

$

126,569

        Depreciation and

          amortization

$

-

$

227,195

$

-

$

1,555

$

228,750

        Interest expense

$

(41,909)

$

(111,018)

$

-

$

(74)

$

(153,000)

        Intangible assets

$

-

$

1,870,618

$

-

                      -    $

1,870,618

        Identifiable assets

$

-

$

 2,346,761

$

-

$

139,217

$

2,485,978

                          June 30, 2002

------------------------------------------------------------------------------------------------

    Corporate

    Internet

  Development

       Retail

Consolidated

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

$

4,634,624

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company’s financial instruments outstanding on June 30, 2003 are grandfathered in under the then existing standards.  This statement also does not affect the classification or measurement of convertible bonds puttable stock, or other outstanding shares that are conditionally redeemable.

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

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, continued

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

NOTE 7 – PRIOR INTERIM PERIOD ADJUSTMENT

During the three months ended June 30, 2003 an adjustment was posted to the Company’s accumulated deficit as of March 31, 2003 to properly recognize revenue and to properly state accounts receivable.  The effects of these adjustments have been incorporated in the financial statements presented for the six months ended June 30, 2003.  Accounts receivable and revenue were both overstated by $264,208 as of and for the quarter ended March 31, 2003.  These adjustments decreased net income for the three months ended March 31, 2003 from net income of $214,168 to net loss of $50,040 and as of March 31, 2003 accounts receivable decreased $264,208 from $607,693 to $343,485 before allowances for doubtful accounts.  Accumulated deficit increased by $264,208 from $12,760,764 to $13,024,972 as of March 31, 2003.  There was no material effect on basic and diluted earnings or loss per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

End-to-end e-commerce solutions;

•

Online marketing consulting;

•

Computer and related products sales and services;

•

Toner and ink cartridge remanufacturing services; and

•

Computer programming and consulting services.

Our Internet Service Provider (ISP) division has three sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net).  These are located in Lynchburg, Virginia, Martinsville, Virginia and Mt. Airy, North Carolina.  We provide both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing our own infrastructure and affiliations to provide services to thousands of service locations throughout the United States. Our web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

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

RESULTS OF OPERATIONS

The following tables show financial data for the six months ended June 30, 2003 and 2002.  Operating results for any period are not necessarily indicative of results for any future period.

	For the six months ended June 30, 2003
	Corporate	Internet	Development	Retail	Total
Revenue	-	$1,571,605	$67,557	$220,914	$1,860,076
Cost of Revenue	-	678,896	71,897	136,915	887,708
	---------	---------	---------	---------	---------
Gross profit	-	892,709	(4,340)	83,999	972,368
Operating expenses	71,565	718,475	-	55,759	845,799
	---------	---------	---------	---------	---------
Income (loss) from operations	(71,565)	174,234	(4,340)	28,240	126,569
Other income (expense)	(41,909)	(111,018)	-	(74)	(153,000)
	---------	---------	---------	---------	---------
Net income (loss)	$(113,474)	$63,216	$(4,340)	$28,166	$(26,432)
	==========	==========	==========	=========	==========

EBITDA(1)	$(71,565)	$401,428	$(4,340)	$29,796	$355,319
Corporate expenses paid With common stock	-	-	-	-	-
	---------	---------	---------	---------	---------
Actual cash generated	$(71,565)	$401,428	$(4,340)	$29,796	$355,319
	==========	===========	==========	=========	==========

	For the six months ended June 30, 2002
	Corporate	Internet	Development	Retail	Total
Revenue	-	$1,692,223	$144,861	$293,830	$2,130,914
Cost of Revenue	-	811,903	76,429	181,857	1,070,189
	---------	---------	---------	---------	---------
Gross profit	-	880,320	68,432	111,973	1,060,725
Operating expenses	415,863	630,593	58,859	60,749	1,166,064
	---------	---------	---------	---------	---------
Income (loss) from operations	(415,863)	249,727	9,573	51,224	(105,339)
Other income (expense)	(10,105)	(92,046)	(180)	41	(102,290)
	---------	---------	---------	---------	---------
Net income (loss)	$(425,968)	$157,681	$9,393	$51,265	$(207,629)
	==========	==========	==========	=========	==========

EBITDA(1)	$(413,224)	$475,924	$16,089	$53,164	$131,953
Corporate expenses paid With common stock	125,000	-	-	-	125,000

	---------	---------	---------	---------	---------
Actual cash generated	$(288,224)	$475,924	$16,089	$53,164	$256,953
	==========	===========	==========	=========	==========

_____________

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

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

REVENUE. Revenue for the six months ended June 30, 2003 decreased by $270,838 or 12.7% from $2,130,914 for the six months ended June 30, 2002 to $1,860,076 for the same period in 2003.  This decrease is a result of price decreases in certain markets in order to make us more competitive with our competition and to standardize our rates across our different ISP locations, offset in part by the acquisition of Digital Data Connections customer base.  Retail and Development sales for the six months ended June 30, 2003 decreased by $72,916 and $77,304 or 24.8% and 53.4% from $293,830 and $144,861for the six months ended June 30, 2002 to $220,914 and $67,557 for the same period ended in 2003.  Retail revenue decreased due primarily to soft economic conditions while Development revenue decreased due to applications of resources to new internal projects.

COST OF REVENUE. Costs of revenue for the six months ended June 30, 2003 decreased by $182,481 or 17.1% from $1,070,189 for the six months ended June 30, 2002 to $887,708 for the same period in 2003.  As a percentage of revenue the cost of revenue decreased from 50.2% to 47.7%.  The decrease compared to the six months ended June 30, 2002 and as a percentage of revenue are principally due to cost control measures.

OPERATING EXPENSES. Operating expenses for the six months ended June 30, 2003 decreased by $320,264 or 27.5% from $1,166,064 for the six months ended June 30, 2002 to $845,800 for the same period in 2003. In the fourth quarter of 2002, the operations of the corporate office in California were closed and transferred to the Virginia facilities.  Corporate operations under new management resulted in a decrease of $344,298 of occupancy, payroll and executive costs.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2003 increased by $48,694 or 46.7% from $104,306 for the six months ended June 30, 2002 to $153,000 for the same period in 2003. This increase is a result of increased levels of borrowing.

EBITDA.  EBITDA for the six months ended June 30, 2003 increased by $223,366 from $131,953 for the six months ended June 30, 2002 to $355,319 for the same period in 2003.  The primary reason for the increase is the Corporate division’s increase of $341,659 due to the closing the California office and the related occupancy, payroll and executive expenses.

BALANCE SHEET.  Goodwill on June 30, 2003 decreased by $1,350,000 due to the write down, for the year ended December 31, 2002, in accordance with SFAS No. 142.  Accounts receivable decreased by $55,137 on June 30, 2003 from $139,229 on December 31, 2002 to $84,093 on June 30, 2003.  The primary reason for this decrease is an increase in the level of allowances for doubtful accounts from older accounts.  Accounts payable increased $74,520 from $182,397 on December 31, 2002 to $286,123 on June 30, 2003.  The primary reason for this increase is to facilitate cash flow and improve financing activities.  Notes payable decreased by a net $316,631 on June 30, 2003 from $1,830,430 on December 31, 2002 to 1,513,799 on June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES. For the six months ended June 30, 2003, we generated EBITDA at our operating subsidiary level of $426,884.  This amount was offset by EBITDA at the corporate level of ($113,474).

We believe that our existing cash, cash equivalents, and cash flow from operations and our ability to obtain favorable financing will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.  If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our Internet Service Providers and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations. We currently have no off-balance sheet financing nor do we anticipate any.

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

Item 3.   Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York in the county of Nassau. The complaint alleges the Company breached their contract and fiduciary duties.  This proceeding is a dispute over the amount we owe on a convertible debenture. This dispute has arisen over a significant payment we issued by a conversion of stock that was neither applied to the penalties, principal or interest.  The Plaintiff is seeking approximately $425,000 in principal, interest and damages.  Although we feel we have adequate documentation to support our claim, if we cannot, the balance of the debenture could increase significantly.

Item 2.

Change in Securities

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: August 20, 2003

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)