Form 10KSB/A
period 2002-12-31
SITESTAR CORP
filed 2003-09-18
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Corporate expenses of $833,331 for the year ended December 31, 2002 consisted of payroll of $396,450, professional fess of $242,272, other expenses of $123,390, rent of $28,155, travel of $21,825, insurance of $10,814 and public relations of $10,425.  Corporate expenses of $1,348,709 for the year ended December 31, 2001 consisted of payroll of $755,819, professional fess of $439,115, other expenses of $25,337, rent of $27,395, travel of $31,083, insurance of $11,625 and public relations of $58,335.

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

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.  Management has made the decision not to remove specific customers’ accounts from accounts receivable in order to continue aggressive collection efforts on these accounts, which is not abandoned until all possible means of collection has been exhausted.  The company has engaged a collection agency to specifically address these past due accounts.

In addition, the company has added a late payment fee to encourage timely payment by customers.  Another effort to improve customer billing and collections was the implementation of a uniform manual invoice processing fee, which speeds up the billings and collections procedures.

The aging of accounts receivable as of December 31, 2002 is as shown:

Current	$ 11,304	2.2%
30 +	64,043	12.3%
60 +	63,882	12.2%
90 +	383,477	73.4%
Total	$ 522,707	100.0%

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX

Page
INDEPENDENT AUDITORS' REPORT Report on audited consolidated financial statements	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31, 2002	F-2 – F-3

Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001	F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-27

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

As discussed in Note 14 to the consolidated financial statements, certain errors resulting in overstatement of previously reported revenues and expenses for the year ended December 31, 2001, were discovered by management of the Company during the current year.  Accordingly, the 2001 consolidated financial statements have been restated to correct the errors.

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

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
		(Restated)
REVENUE
Internet Service Revenue	$ 3,387,866	$ 3,109,541
Retail Revenue	606,750	680,388
	_________	_________
GROSS REVENUE	3,994,616	3,789,929

COST OF REVENUE
Cost of Internet Service Revenue	1,598,299	1,321,673
Cost of Retail Revenue	358,521	343,715
	_________	_________
TOTAL COST OF REVENUE	1,956,820	1,665,388
	_________	_________
GROSS PROFIT	2,037,796	2,124,541
	_________	_________
OPERATING EXPENSES:
Selling general and administrative expenses	2,526,308	3,448,452
Write down of intangible assets	1,350,000	-
	_________	_________
TOTAL OPERATING EXPENSES	3,876,308	3,448,452
	_________	_________
LOSS FROM OPERATIONS	(1,838,512)	(1,323,911)
	_________	_________

OTHER INCOME (EXPENSES)
Gain on disposition of assets	-	188,158
Other income (expenses)	6,863	(63,483)
Gain from marketable securities	-	78,436
Interest income	111	-
Interest expense	(233,904)	(323,425)

	_________	_________
TOTAL OTHER INCOME (EXPENSES)	(226,930)	(120,314)
	_________	_________
LOSS BEFORE INCOME TAXES	(2,065,442)	(1,444,225)
INCOME TAXES	-	-
	_________	_________
NET LOSS	$ (2,065,442)	$ (1,444,225)
	=========	=========

BASIC AND DILUTED LOSS PER SHARE	$ (0.02)	$ (0.02)
	=========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	96,945,542	75,688,286
	=========	=========

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

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,065,442)	$(1,444,225)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization expense	414,295	909,540
Write-down of goodwill	1,350,000
Bad debt expense	177,807	145,714
Assets disbursed for executive salaries	288,987	-
Common stock issued for services rendered	8,500	152,767
Common stock issued for executive salaries	125,000	710,739
Common stock issued for interest expense	9,000	54,289
Gain on disposition of assets	-	(188,158)
Write-off of investment	-	160,000
Common shares cancelled	-	(96,517)
Gain recognized on marketable securities	-	(78,436)
Purchase of marketable securities	-	(279,200)
Proceeds from sale of marketable securities	-	894,199
Charge taken for loan financing costs	-	107,315
(Increase) decrease in:
Accounts receivable	(150,282)	(219,960)
Inventory	(50,590)	24,863
Other assets	(66,342)	(47,347)
Increase (decrease) in:
Accounts payable and accrued expenses	(59,636)	(144,519)
Deferred revenue	112,561	(32,438)

Net cash provided by operating activities	93,858	628,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(76,110)	(15,623)
Purchase of investment	(50,000)	(45,000)
Purchase of subsidiaries, net of cash acquired	-	(131,607)
Proceeds from sale of assets	-	245,000
	_______	_______
Net cash provided by (used in) investing activities	$ (126,110)	$ 52,770
	_______	_______
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	64,955	-
Net proceeds from line of credit	150,000	11,300
Repayment of convertible debentures	(325,000)	(10,000)
Repayment of notes payable	(113,735)	(66,388)
Repayment of notes payable - stockholders	(72,018)	(95,563)
Payment on capital lease obligation	(18,575)	(31,329)
Repurchase of common stock	-	(400,000)

Net cash used in financing activities	(314,373)	(591,980)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(346,625)	89,413

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	378,707	289,294
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 32,082	$ 378,707
	========	========

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

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

The Company grants credit in the form of unsecured accounts receivable to its customers.  The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer.  Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when determined uncollectible.

For the years ended December 31, 2002 and 2001 the bad debts expense was $177,807 and $145,714, respectively.  As of December 31, 2002, the accounts receivable is made up of the following:

Gross accounts receivable	$ 522,707
Less allowance for bad debt	383,478
$ 139,229 ===========

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.  Management has made the decision not to remove specific customers’ accounts from accounts receivable in order to continue aggressive collection efforts on these accounts, which is not abandoned until all possible means of collection has been exhausted.  The company has engaged a collection agency to specifically address these past due accounts.

In addition, the company has added a late payment fee to encourage timely payment by customers.  Another effort to improve customer billing and collections was the implementation of a uniform manual invoice processing fee, which speeds up the billings and collections procedures.

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

Revenue Recognition, continued

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

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Investment, continued

During 2002, the investments in these unrelated companies were essentially accounted for under the cost method.  No adjustments were made to the original cost bases to account for our portion of the profit or losses of the investees.  The cost bases were used to value these investments transferred to the two former officers as the fair value of the investments distributed could not be objectively measured nor were their value clearly realizable to the company.  As part of their compensation package upon leaving the company, the company agreed to transfer these assets.

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

Recently Issued Accounting Pronouncements, continued

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

Recently Issued Accounting Pronouncements, continued

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

The fair value of assets acquired and liabilities assumed is summarized as follows:

Cash	$ 253,385
Other current assets	147,561
Equipment	98,710
Customer list	595,000
Goodwill	1,703,741
Current liabilities	(310,800)
Purchase price	$ 2,487,597 ==========

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

The fair value of assets acquired and liabilities assumed is summarized as follows:

Cash	$ 48,393
Other current assets	54,500
Equipment	29,080
Customer list	221,000
Goodwill	702,642
Other current liabilities	(21,126)
Line of credit	(68,509)
Purchase price	$ 965,980 =========

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

The fair value of assets acquired is summarized as follows:

Equipment	$ 41,447
Customer list	162,057
Non-compete agreement	16,369
Purchase price	$ 219,873 ========

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

As of December 31, 2002, there is a discrepancy between the balance maintained by the Company and the balance calculated by the debenture holders.  The balance the Company has disclosed in its consolidated financial statements is derived from all the conversion notices and cash payments.  The company made payment on the convertible debentures by a conversion of stock.  The debenture holders did not apply this conversion to the outstanding principal or interest.  The Company is currently litigating this issue to compel the holders of the convertible debentures to acknowledge this payment via a reduction in the outstanding principal and interest.  Their position is that the payment represented consideration in lieu of filing suit, and therefore, did not apply the payment to principal or interest.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2002 and 2001:

December 31, 2002
	Corporate	Internet	Development	Retail	Consolidated
Revenue	-	$ 3,171,518	$ 216,348	$ 606,750	$ 3,994,616
Operating income (loss)	$ (833,331)	$(1,156,845)	$ 85,317	$ 66,349	$ (1,838,512)
Depreciation and amortization	$ 2,639	$ 406,167	-	$ 5,489	$ 414,295
Interest expense	$ (29,864)	$ (204,040)	-		$ (233,904)
Goodwill	-	$ 1,122,719	-		$ 1,122,719
Identifiable assets	-	$ 2,674,380	-	$ 126,703	$ 2,801,083

December 31, 2001
	Corporate	Internet	Development	Retail	Consolidated
Revenue	$ -	$ 2,833,331	$ 276,210	$ 680,388	$ 3,789,929
Operating income (loss)	$(1,348,709)	$ (94,135)	$ 8,449	$ 110,484	$ (1,323,911)
Depreciation and amortization	$ 2,706	$ 890,117	$ 11,977	$ 4,740	$ 909,540
Interest expense	$ 180,462	$ 136,083	$ 8,170	$ (1,290)	$ 323,425
Goodwill	$ -	$ 2,412,719	$ -	$ -	$ 2,412,719
Identifiable assets	$ 519,161	$ 4,150,106	$ 30,880	$ 106,980	$ 4,807,127

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 14 – PRIOR PERIOD ADJUSTMENTS

It was noted during 2002 that revenue was not being properly recognized in the prior years due to use of incorrect accounts receivable and deferred revenue reports.  The Company was incorrectly recognizing January revenues in the prior December.

To correct this error, an adjustment was made to reduce ending equity in 2000 by $173,525.  This was the combined effect of reducing fiscal year 2000 accounts receivable by $123,850 and increasing fiscal year end 2000 deferred revenue by $49,675.  The effect of this correction increased fiscal year 2000 net loss by 2% or $173,525.  There was no effect on the basic and diluted net loss per share, which remains at $(.02) even with this change.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1)

The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description	Filed
2.1.1	Agreement and Plan of Reorganization, dated October 25, 1998	*
2.2.1	Agreement and Plan of Reorganization, dated July 27, 1999	*
2.3	Asset Sale and Agreement re divestiture of Holland American Specialties, dated September 30, 1999 *	*
2.4	Asset Sale and Agreement re divestiture of Sierra Madre Foods, Inc., dated September 30, 1999	*
2.5	Letter of Intent to Acquire Eastern Shore Net, dated August 17, 1999	*
2.6	Letter of Intent to Acquire Neocom Microspecialists, Inc., dated September 2, 1999	*
2.7	Plan and Agreement of Share Exchange, re acquisition of Neocom Micro-specialists, Inc., dated December 15, 1999	*
2.8	Neocom Debt Assumption Agreement dated December 15, 1999	*
3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992)	*
3.1(ii)	Amended Articles of Incorporation (July 29, 1998)	*
3.1(iii)	Amended Articles of Incorporation (October 26, 1998)	*
3.1(iv)	Amended Articles of Incorporation (July 14, 1999)	*
3.1(v)	Amended Articles of Incorporation (July 28, 1999)	*
3.2(i)	By-laws of the Registrant (December 17, 1992)	*
4.1	Lease for Corporate Office	**
4.2	Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the investors named therein and the Registrant	***
4.3	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New Millenium Capital Partners II, L.L.C.	***
4.4	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW Partners, L.L.C.	***
4.5	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New Millenium Capital Partners, L.L.C.	***
4.6	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW Partners, L.L.C.	***
4.7	Registration Rights Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
4.8	Security Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
4.9	Stock Tender and Exchange Agreement, dated November 22, 2000, by and among Sitestar Corporation and Frank and Julie Erhartic, the owners of FRE Enterprises, Inc.	****
21.1	Subsidiaries of the Registrant	#
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	F

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

#    Previously filed

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 September 18, 2003

SITESTAR CORPORATION

By:    /s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                              Title                                                                        Date

 /s/ Frank Erhartic, Jr.                     President, Chief Financial                                           September 18, 2003

Frank Erhartic, Jr.                            Officer, Director

                                                        (Principal Executive Officer,

                                                        Principal Financial Officer,

                                                        Principal Accounting Officer)

/s/ Julie Erhartic                                Secretary, Director                                                    September 18, 2003

Julie Erhartic

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sitestar Corporation (the “Company”) on Form 10-KSB/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Erhartic, Jr., President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  September 18, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sitestar Corporation (the “Company”) on Form 10-KSB/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Erhartic, Jr., Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: September 18, 2003