Form 10QSB/A
period 2003-03-31
SITESTAR CORP
filed 2003-09-18
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

19

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

(Restated)

CURRENT ASSETS

   Cash and cash equivalents

$

6,810

   Accounts receivable, net of allowance of $460,065

56,604

   Inventory

        143,065

     Total current assets

206,479

PROPERTY AND EQUIPMENT, net

390,934

CUSTOMER LIST, net

859,452

GOODWILL

1,122,719

OTHER ASSETS

         15,005

TOTAL ASSETS

$

     2,594,589

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

MARCH 31, 2003

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

(Restated)

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

 13,635,272

   Treasury stock, $.001 par value, 32,483,346 common shares

(681,854)

   Accumulated deficit

    (13,024,971)

     Total stockholders’ equity

           30,040

TOTAL LIABILITIES AND

   STOCKHOLDERS' EQUITY

$

     2,594,589

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

       2003

       2002

   (Restated)

REVENUE

$

893,911

$

1,135,232

COST OF REVENUE

        421,226

       528,165

GROSS PROFIT

472,685

607,067

SELLING, GENERAL AND

 ADMINISTRATIVE EXPENSES

        436,196

       636,453

INCOME (LOSS) FROM OPERATIONS

36,489

(29,386)

OTHER INCOME (EXPENSES)

        (86,529)

        (54,473)

INCOME (LOSS) BEFORE INCOME TAXES

(50,040)

(83,859)

INCOME TAXES

                     -

                    -

NET INCOME (LOSS)

$

       (50,040)

$

       (83,859)

BASIC AND DILUTED LOSS PER SHARE

$             0.00

$

(0.00)

WEIGHTED AVERAGE SHARES

     OUTSTANDING - BASIC AND DILUTED

   101,593,147

    98,116,426

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

       2003

       2002

   (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$

(50,040)

$         (83,859)

   Adjustments to reconcile net income (loss) to net

cash provided by operating activities:

Depreciation and amortization expense

115,289

187,246

Bad debt expense

77,526

66,224

Stock issued in lieu of compensation

      and professional fees

                     -

125,000

(Increase) decrease in:

Accounts receivable

 5,100

(49,467)

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

      189,860)

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2003 and 2002:

      March 31, 2003

                                                     (Restated)

------------------------------------------------------------------------------------------------

    Corporate

    Internet

  Development

       Retail

Consolidated

         Revenue

 $

-

$

752,235

$

31,627

$

110,049

$

893,911

        Operating income (loss)

$

(9,660)

$

29,043

$

5,092

$

12,015

$

36,489

        Depreciation and

          amortization

$

-

$

114,511

$

-

$

778

$

115,288

        Interest expense

$

(22,127)

$

(64,403)

$

-

$

-

$

(86,529)

        Intangible assets

$

-

$

1,997,176

$

-

$

-

$

1,997,176

        Identifiable assets

$

-

$

2,461,860

$

-

$

132,730

$

2,594,590

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

NOTE 7 – RESTATED FINANCIAL STATEMENTS

During the three months ended June 30, 2003, management discovered errors in the accounts receivable reports used to generate the March 31, 2003 financial statements.  These errors were discovered subsequent to the filing of the 10QSB for the quarter ended March 31, 2003.  These reports have been corrected and the financial statements are restated to reflect the corrected amounts.  To correct this error, an adjustment was made to reduce both accounts receivable and revenue by $264,208.  These adjustments reduced net income for the three months ended March 31, 2003 from $214,168 to net loss of $50,040.  As of March 31, 2003 accounts receivable decreased $264,208 from $780,877 to $516,669 before allowances for doubtful accounts.  Accumulated deficit increased by $264,208 from $12,760,763 to $13,024,971 as of March 31, 2003.  There was no material effect on basic and diluted earnings or loss per share.

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

	For the three months ended March 31, 2003 (unaudited) (Restated)
	Corporate	Internet	Development	Retail	Total
Revenue	-	$752,235	$31,627	$110,049	$893,911
Cost of Revenue	-	345,173	26,535	49,518	421,226
	---------	---------	---------	---------	---------
Gross profit	-	407,062	5,092	60,531	472,685
Operating expenses	9,660	378,019	-	48,517	436,196
	______	______	______	______	______
Income (loss) from operations	(9,660)	29,043	5,092	12,015	36,489
Other income (expense)	(22,127)	(64,403)	-		(86,529)
	______	______	______	______	______
Net income (loss)	$(31,787)	$(35,360)	5,092	12,015	$(50,040)
	=======	=======	=======	======	=======

EBITDA(1)	$(9,660)	$143,554	$5,092	$12,792	$151,778
Corporate expenses paid With common stock	-	-	-	-	-
	______	______	______	______	______
Actual cash generated	$(9,660)	$143,554	$5,092	$12,792	$151,778
	=========	===========	==========	=========	==========

	For the three months ended March 31, 2002 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	-	$866,466	$81,914	$186,852	$1,135,232
Cost of Revenue	-	383,236	37,313	107,616	528,165
	______	______	______	______	______
Gross profit	-	483,230	44,601	79,236	607,067
Operating expenses	207,302	353,761	43,539	31,851	636,453
	______	---------	---------	---------	---------
Income (loss) from operations	(207,302)	129,469	1,062	47,385	(29,386)
Other income (expense)	(7,012)	(47,322)	(180)	41	(54,473)
	______	______	______	______	______
Net income (loss)	$(214,314)	$ 82,147	$ 882	$47,426	$(83,859)
	======	=======	=======	======	=======

EBITDA(1)	$(205,982)	$302,663	$12,894	$48,285	$157,860
Corporate expenses paid With common stock	125,000	-	-	-	125,000

	______	______	______	______	______
Actual cash generated	$(80,982)	$302,663	$12,894	$48,285	$282,860
	=======	=======	======	======	=======

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002 (Unaudited)

REVENUE.  Revenue for the three months ended March 31, 2003 decreased by $241,321 or 21.2% from $1,135,232 for the three months ended March 31, 2002 to $893,911 for the same period in 2003.  The decrease is principally a result of decrease in new dial-up customers and a decrease in retail sales of $76,803 offset in part from the acquisition of Digital Data Connections customer base.

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

Corporate expenses of $9,660 for the three month period ended March 31, 2003 consisted of other expenses of $9,660.  Corporate expenses of $207,302 for the three month period ended March 31, 2002 consisted of payroll of $142,200, professional fess of $62,442, and other expenses of $2,660.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2003 increased by $32,056 or 59% from $54,473 for the three months ended March 31, 2002 to $86,529 for the same period in 2003.  This increase is a result of increased levels of borrowing.

BALANCE SHEET.  Accounts receivable decreased by $82,625 or 59% on March 31, 2003 from $139,229 on December 31, 2002 and decreased by $350,334 or 86% on March 31, 2003 from $406,938 on March 31, 2002 to $56,604 on March 31, 2003.  The primary reason for the latter variance was due to the correction of the error at December 31, 2002.  It was noted during 2002 that revenue was not being properly recognized in the prior years due to use of incorrect accounts receivable and deferred revenue reports.  The Company was incorrectly recognizing January revenues in the prior December, which inflated accounts receivable in March 2002 by a full month.  Goodwill on March 31, 2003 decreased by $1,350,000 due to the write down, for the year ended December 31, 2002, in accordance with SFAS No. 142.  Notes payable decreased by $181,100 on March 31, 2003 from $1,830,430 on December 31, 2002 and increased by $647,195 on March 31, 2002 to $1,649,330 on March 31, 2003.

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

The aging of accounts receivable as of March 31, 2003 is as shown:

Current	$ (33,598)	-7%
30 +	78,701	15%
60 +	11,502	2%
90 +	460,065	89%
Total	$ 516,669	100%

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

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date:  September 18, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sitestar Corporation (the “Company”) on Form 10-QSB/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Erhartic, Jr., President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

5.

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

6.

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

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sitestar Corporation (the “Company”) on Form 10-QSB/A for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank Erhartic, Jr., Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

5.

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

6.

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