Form 10QSB
period 2003-09-30
SITESTAR CORP
filed 2003-11-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 13, 2003: 101,593,147 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

#

SITESTAR CORPORATION

Index

Page

Number

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheet as of September 30, 2003

3

Consolidated Statements of Operations for

the three months ended September 30, 2003 and 2002

5

Consolidated Statements of Operations for

the nine months ended September 30, 2003 and 2002

6

Consolidated Statements of Cash Flows for

the nine months ended September 30, 2003 and 2002

7

Notes to Consolidated Financial Statements

9

Item 2.

Management's Discussion and Analysis

16

Item 3.

Controls and Procedures

20

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 2.

Change in Securities

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Submission of Matters to a Vote of Security Holders

21

Item 5.

Other Information

21

Item 6.

Exhibits and Reports on Form 8-K

21

SIGNATURES

22

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(UNAUDITED)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents

$

43,680

   Accounts receivable, net of allowance of $12,447

148,276

   Inventory

          152,349

     Total current assets

344,305

PROPERTY AND EQUIPMENT, net

357,505

CUSTOMER LIST, net

625,747

GOODWILL

1,122,719

OTHER ASSETS

      12,277

TOTAL ASSETS

$

2,462,553

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

SEPTEMBER 30, 2003

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Bank overdraft

 $

16,579

   Accounts payable and accrued expenses

407,222

   Deferred revenue

364,932

   Convertible debenture

139,412

   Note payable – stockholders, current portion

766,718

   Notes payable, current portion

   304,915

     Total current liabilities

1,999,778

NOTES PAYABLE – STOCKHOLDERS, less current portion

327,803

NOTES PAYABLE, less current portion

  100,660

TOTAL LIABILITIES

    2,428,241

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

 13,635,272

   Treasury stock, 32,483,346 common shares, at cost

(681,854)

   Accumulated deficit

(13,020,699)

     Total stockholders’ equity

34,312

TOTAL LIABILITIES AND

   STOCKHOLDERS' EQUITY

$

2,462,553

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	2003	2002

REVENUE	$ 907,391	$ 930,785

COST OF REVENUE	452,015	462,928

GROSS PROFIT	455,376	467,857

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	408,130	754,614

INCOME (LOSS) FROM OPERATIONS	47,246	(286,757)

OTHER INCOME (EXPENSES)
Other income	-	288
Interest expense	(66,582)	(50,690)

INCOME (LOSS) BEFORE INCOME TAXES	(19,336)	(337,159)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ (19,336)	$ (337,159)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	101,593,147	98,936,184

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	2003	2002

REVENUE	$ 2,767,468	$3,061,699

COST OF REVENUE	1,339,724	1,533,117

GROSS PROFIT	1,427,744	1,528,582

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,253,930	1,920,678

INCOME (LOSS) FROM OPERATIONS	173,814	(392,096)

OTHER INCOME (EXPENSES)
Other income	-	2,304
Interest expense	(219,583)	(154,996)

INCOME (LOSS) BEFORE INCOME TAXES	(45,769)	(544,788)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ (45,769)	$ (544,788)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	101,593,147	98,562,170

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (45,769)	$ (544,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	392,599	354,365
Bad debt expense	156,859	93,613
Stock issued in lieu of compensation
and professional fees	-	125,000
(Increase) decrease in:
Accounts receivable	(165,905)	(54,092)
Inventory	(24,459)	10,451
Other assets	4,090	40,908
Increase (decrease) in:
Accounts payable and accrued expenses	99,189	111,511
Deferred revenue	759	77,477

Net cash provided by operating activities	417,323	214,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,017)	(27,050)
Purchase of investments	-	(35,500)

Net cash used in investing activities	(13,017)	(62,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	-	(2,316)
Net change in bank overdraft	(48,376)
Net proceeds from notes payable – stockholders	119,729	-
Repayment of notes payable	(373,227)	(85,980)
Repayment of convertible debenture	-	(325,000)
Repayment of notes payable – stockholders	(76,836)	(61,446)
Payment on capital lease obligation	(13,999)	(27,410)

Net cash used in financing activities	(392,709)	(502,152)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,597	(350,257)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	32,083	378,707
CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 43,680	$ 28,450

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2003 and 2002, the Company paid no income taxes and interest of approximately $220,000 and $140,000, respectively.

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

During the nine months ended September 30, 2003, the Company issued no shares of common stock.  During the nine months ended September 30, 2003 the company made a non-cash reduction in the principal balance of a note payable by $56,448.  The principal balance was recorded on December 31, 2002 at $169,873 for the purchase of Digital Data Communications.  The liability was based on a percentage of estimated revenues from this purchase and was adjusted as the actual revenues were realized.

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $45,769 during the nine months ended September 30, 2003 and, as of that date, had a working capital deficit of $1,655,473.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  However, we believe that our existing cash, cash equivalents, and cash flow from operations and our ability to obtain favorable financing will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Certain expenses previously reported in the financial statements for the quarter ended March 31, 2003 have been reclassified to conform to the three and nine month periods ended September 30, 2003 financial statement presentation.

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 – CONVERTIBLE DEBENTURE

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.  The debentures bear interest at 12% per annum and were due on May 1, 2001.  The debenture holders voluntarily decided to hold on to the debentures.  The debentures are convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures the Company recognized a financing charge in 2000 of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures have been valued at $121,543 using the Black-Scholes model.  Since these debentures were convertible on issuance preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the original term of the debentures.

On August 14, 2000, the Company issued two additional convertible debentures aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except for the due date of August 14, 2001.  In connection with these debentures, the Company recognized a financing charge in 2000 in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model.  Since these debentures were convertible on issuance the preferential conversion costs were expensed immediately and the value of the options was recognized as financing costs over the original term of the debentures.

During the nine months ended September 30, 2003, the holders of the debentures converted no shares of the Company’s common stock.

On a cumulative basis through September 30, 2003, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of the Company’s common stock.  Also as of September 30, 2003, the Company has repaid $335,000 of these debentures in cash.

As of September 30, 2003, the convertible debentures are past their maturity and callable at any time by the debenture holders.  The debenture holders have served notice to the Company that the convertible debentures are in default.

As of September 30, 2003, there is a discrepancy between the balance maintained by the Company and the balance calculated by the debenture holders.  The balance the Company has disclosed in its consolidated financial statements is derived from all the conversion notices and cash payments.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 – CONVERTIBLE DEBENTURE, continued

The Company believes that it has proper documentation to support its position in this matter; however, in the event the Company is not successful in reconciling and resolving this matter, the outstanding balance of the convertible debenture could increase significantly.  As of September 30, 2003, the Company has disclosed that the outstanding principal balance is $139,412.  This outstanding balance could increase to over $300,000 if the debenture holders are able to demonstrate that their balance is the correct balance.

On December 31, 2002, the debenture holders filed a complaint against the Company alleging breach of contract and breach of fiduciary duties..  Management is currently engaged in negotiations to resolve the complaint and satisfy the outstanding principal and accrued interest associated with the debenture. It is too early to make an evaluation of the matter as to outcome, although damages are alleged at approximately $425,000.

NOTE 4 – COMMON STOCK

During the three months and nine months ended September 30, 2003, the Company issued no shares of common stock.

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 5 – SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2003 and 2002:

                          September 30, 2003

------------------------------------------------------------------------------------------------

    Corporate

    Internet

  Development

       Retail

Consolidated

       Revenue

$

          -

$

2,304,895

$

94,753

$

367,820

$

2,767,468

        Operating income (loss)

$

(125,036)

$

238,563

$

(1,144)

$

61,431

$

173,814

        Depreciation and

          amortization

$

-

$

337,222

$

-

$

2,982

$

340,204

        Interest expense

$

(59,129)

$

(160,379)

$

-

$               (75)

$

(219,583)

        Intangible assets

$

-

$

1,760,743

$

-

$                     -   $

1,760,743

        Total assets

$

-

$

2,156,689

$

-

$

305,864

 $

2,462,553

                          September 30, 2002

------------------------------------------------------------------------------------------------

    Corporate

    Internet

  Development

       Retail

Consolidated

         Revenue

$

-

$

2,492,097

$

180,505

$

389,097

$

3,061,699

        Operating Income (loss)

$

(690,118)

$

257,113

$

(15,873)

$

56,782

$

(392,096)

        Depreciation and

          amortization

$

2,450

$

339,235

$

9,840

$

2,840

$

354,365

        Interest expense

$

(16,492)

$

(138,324)

$

(180)

$

-

$

 (154,996)

        Intangible assets

$                   -

    $

3,342,662

$                    -

$                   -

    $

3,342,662

        Total assets

$          41,776

 $

4,067,418

$

28,880

 $

154,069

$

4,292,143

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on Company’s financial position or results of operations.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables."  EITF 00-21 provides guidance on how to account for Arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF 00-21 apply to revenue arrangements entered into since July 1, 2003.  The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

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

During the third quarter 2003 Sitestar announced the launch of a new product, SurfBoost.  SurfBoost technology is a client/server application that allows any Internet user with dial-up access to speed up their web browsing an average of three to five times the speed of normal dial-up access.  Web traffic is redirected to one of Sitestar’s compression servers and is then streamed to the client’s computer at a fraction of the size.  This allows for more efficient delivery of the Web data, solving the speed problem that has plagued millions of Internet web users.  This product will allow us to go head to head with our broadband competition and retain existing customers and gain new customers who might otherwise elect broadband Internet service.

RESULTS OF OPERATIONS

The following tables show financial data for the nine months ended September 30, 2003 and 2002.  Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2003
	Corporate	Internet	Development	Retail	Total
Revenue	-	$2,304,895	$94,753	$367,820	$2,767,468
Cost of Revenue	-	1,020,796	95,897	223,031	1,339,724
	---------	---------	---------	---------	---------
Gross profit	-	1,284,099	(1,144)	144,789	1,427,744
Operating expenses	125,036	1,045,536	-	83,358	1,253,930
	---------	---------	---------	---------	---------
Income (loss) from operations	(125,036)	238,563	(1,144)	61,431	173,814
Other income (expense)	(59,129)	(160,379)	-	(75)	(219,583)
	---------	---------	---------	---------	---------
Net income (loss)	$(184,165)	$78,184	$(1,144)	$61,356	$(45,769)
	==========	==========	==========	=========	==========

EBITDA(1)	$(125,036)	$575,784	$(1,144)	$64,413	$514,018

	For the nine months ended September 30, 2002
	Corporate	Internet	Development	Retail	Total
Revenue	-	$2,492,097	$180,505	$389,097	$3,061,699
Cost of Revenue	-	1,236,972	110,122	186,023	1,533,117
	---------	---------	---------	---------	---------
Gross profit	-	1,255,125	70,383	203,074	1,528,582
Operating expenses	690,118	998,012	86,256	146,292	1,920,678
	---------	---------	---------	---------	---------
Income (loss) from operations	(690,118)	257,113	(15,873)	56,782	(392,096)
Other income (expense)	(14,299)	(138,283)	(180)	70	(152,692)
	---------	---------	---------	---------	---------
Net income (loss)	$(704,417)	$118,830	$(16,053)	$56,852	$(544,788)
	==========	==========	==========	=========	==========

EBITDA(1)	$(687,668)	$596,348	$(6,033)	$59,622	$(37,731)

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

REVENUE. Revenue for the nine months ended September 30, 2003 decreased by $294,231 or 9.61% from $3,061,699 for the nine months ended September 30, 2002 to $2,767,468 for the same period in 2003. This decrease is a result of price decreases in certain markets in order to make us more competitive with broadband competition, which is responsible for a reduction in the number of dial-up customers, and to standardize our rates across our different ISP locations.  This decrease is offset in part by the acquisition of Digital Data Communications customer base and the introduction of our new product SurfBoost.  SurfBoost technology is a client/server application that allows any Internet user with dial-up access to speed up their web browsing an average of three to five times the speed of normal dial-up access.  This product will allow us to go head to head with our broadband competition and retain existing customers and gain new customers who might otherwise elect broadband Internet service.

Internet sales for the nine months ended September 30, 2003 decreased by $187,202 from $2,492,097 for the nine months ended September 30, 2002 to $2,304,895 for the same period ended in 2003. Retail and Development sales for the nine months ended September 30, 2003 decreased by $21,277 and $85,752 or 5.47% and 47.51% from $389,097 and $180,505 for the nine months ended September 30, 2002 to $367,820 and $94,753 for the same period ended in 2003.  Retail revenue decreased due primarily to soft economic conditions while Development revenue decreased due to applications of resources to internal projects.

COST OF REVENUE. Costs of revenue for the nine months ended September 30, 2003 decreased by $193,393 or 12.61% from $1,533,117 for the nine months ended September 30, 2002 to $1,339,724 for the same period in 2003.  As a percentage of revenue, for the nine months ended September 30, 2003, the cost of revenue decreased by 1.66% for the nine months ended September 30, 2002 from 50.07% to 48.41%.  The decrease compared to the nine months ended September 30, 2002 and as a percentage of revenue is principally due to cost control measures.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 2003 decreased by $666,748 or 34.71% from $1,920,678 for the nine months ended September 30, 2002 to $1,253,930 for the same period in 2003. The decrease in operating expenses in Internet, Development and Retail divisions of $101,666 for the nine months ended September 30, 2003 is due principally to cost control measures.  In the fourth quarter of 2002, the operations of the corporate office in California were closed and transferred to the Virginia facilities.  Corporate operations under new management resulted in a decrease of $565,082 of occupancy, payroll and executive costs for the nine months ended September 30, 2003.

Corporate expenses of $125,036 for the nine months ended September 30, 2003 consisted of professional fees of $95,924, consulting fees of $27,000 and other expenses of $2,112.  Corporate expenses of $690,118 for the nine months ended Deptember 30, 2002 consisted of payroll of $396,450, professional fees of $238,932, rent of $28,155, travel of $21,825 and other expenses of $4,756.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2003 increased by $64,587 or 41.67% from $154,996 for the nine months ended September 30, 2002 to $219,583 for the same period in 2003. This increase is a result of increased levels of borrowing.

BALANCE SHEET.    Accounts receivable increased by $9,047 on September 30, 2003 from $139,229 on December 31, 2002 to $148,276 on September 30, 2003.  The primary reason for this increase is a decrease in the level of allowances for doubtful accounts from older accounts.    Accounts payable and accrued expenses increased $99,189 from $308,033 on December 31, 2002 to $407,222 on September 30, 2003.  The primary reason for this increase is to facilitate cash flow and improve financing activities.  Notes payable decreased by a net $330,334 on September 30, 2003 from $1,830,430 on December 31, 2002 to $1,500,096 on September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES.

For the nine months ended September 30, 2003, we generated EBITDA (earnings before interest, taxes, depreciation and amortization) at our operating subsidiary level of $639,054 which consists of revenue less cost of revenue and operation expenses.  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  The Company applied EBITDA from operations of $639,054 to reduce the principal balances on notes payable by approximately $330,000 in addition to funding the Company’s operations for the nine months ended September 30, 2003.  This amount was offset by EBITDA at the corporate level of $(125,036).  EBITDA for the nine months ended September 30, 2003 increased by $551,749 from $(37,731) for the nine months ended September 30, 2002 to $514,018 for the same period in 2003.  The primary reason for the significant increase is the Corporate division’s increase of $562,632 due to the closing the California office and the related occupancy, payroll and executive expenses.

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

As of September 30, 2003, the holder of the debentures converted $525,588 in principal and $99,820 of accrued interest into 14,319,156 and 5,176,352 respectively, shares of the Company’s common stock.

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the Company’s highest exposure to collection risk.  Management has made the decision not to remove specific customers’ accounts receivable in order to continue aggressive collection efforts on these accounts, which is not abandoned until all possible means of collection has been exhausted.  The Company has engaged a collection agency to specifically address these past due accounts.

In addition, the Company has added a late payment fee to encourage timely payment by customers.  Another effort to improve customer billing and collections was the implementation of a uniform manual invoice processing fee which speeds up the billing and collection procedures.

The aging of accounts receivable as of September 30, 2003 is as shown:

                                Current                         $      38,811              27%

                                30+                                       67,613              44%

                                60+                                       41,853              25%

                                90+                                       12,446                4%

                                Total                             $    160,723           100.0%

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

18

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

Date: November 14, 2003

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)