Form 10KSB
period 2003-12-31
SITESTAR CORP
filed 2004-04-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Revenue for the year ended December 31, 2003:  $3,595,879

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at March 31, 2004 was $1,015,931. The number of shares outstanding of the registrant's Common Stock as of March 31, 2004 was 101,593,147.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development and acceptance of our business strategy and new applications for Sitestar Corporation's existing products. Readers are cautioned that, although Sitestar believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect Sitestar's business and prospects, including changes in economic and market conditions, acceptance of Sitestar’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10KSB.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers.  We serve primarily the Virginia and North Carolina markets.  In November of 2003 the Company announced the launch of its national dial-up Internet service which made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost™ Broadband Dial-Up technology which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included and it is marketed under the brand name SurfWithUs.net to differentiate the national service from its regional services.  We utilize our own infrastructure and have affiliations that allow us to expand our network and services to most of the United States.

The products and services we provide include:

•

Internet access services;

•

Web acceleration services;

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

Our computer programming and consulting services help companies automate their businesses.  Our primary focus is providing software and programming services for the manufacturing industry. Our flagship product is a software package called Sales Force Automation (SFA).  The Company is currently developing a new product that automates certain functions of crisis centers throughout the nation.

Corporate History

We were incorporated under the name of White Dove Systems, Inc. in December 1992 under the laws of the State of Nevada.

Effective December 15, 1999, we consummated the acquisition of Neocom Microspecialists, Inc. (“Neocom”) in exchange for 6,782,353 shares of our common stock for 100% of the outstanding shares of Neocom.  Effective upon the closing of the acquisition, we issued 4,782,353 shares of our common stock and reserved 2,000,000 shares of common stock to issue on the second anniversary of the acquisition based on certain contingencies related to potential unrecorded liabilities.  As of January 2002, the remaining 2,000,000 shares were issued to the former shareholders of Neocom.

Neocom is an Internet service provider and Web development company based in Martinsville, Virginia.  Neocom provides Internet access and other Internet services to its customers in the Southern Virginia area.  Neocom has since changed its name to Sitestar.net, Inc..

Effective November 22, 2000, we consummated the acquisition of FRE Enterprises, Inc., a Virginia corporation (doing business as “Lynchburg.net” and “Computers by Design”) in exchange for 16,583,980 shares of our common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, we issued 12,437,985 shares of our common stock and have reserved 4,145,995 shares of our common stock that we have agreed to issue on the third anniversary of the acquisition based on certain contingencies related to potential unrecorded and unknown liabilities.  On the third anniversary, November 22, 2003, there were no contingencies; the shares became issuable on that date. We used the market price of our common stock at the acquisition date to determine the acquisition price of $2,487,597.

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

On July 1, 2001, we acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation (“ADVI”).  ADVI is an Internet service provider located in Mt. Airy, North Carolina.  The purchase price was $965,980, which consisted of $150,000 in cash, and transaction costs of $30,000, 6,021,818 of our common shares valued at $301,091 and a non-interest bearing promissory note for $1,199,990 (the present value was $484,889) payable in 24 quarterly installments of $51,078.  Due to the non-interest bearing nature of the note, we imputed a discount rate of 36% to calculate the present value of the note.  This discount rate is an estimate of our current cost of capital.  This acquisition included goodwill of $702,642 that was the premium we paid to have the opportunity to generate revenues and earnings in this market

Effective October 16, 2002, Sitestar reorganized and the Board named Frank R. Erhartic, Jr. as the new Chairman and CFO to replace Clinton Sallee and Eric Manlunas who resigned. Mr. Erhartic later struck a deal with the former management for Sitestar to buy out their shares of the company to reduce the number of shares outstanding by approximately 32.5%.  Mr. Sallee was retained as a paid consultant for one year.

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

Key elements of our strategy include:

•

Increasing our Dial-up Customer Base.  We intend to keep our large regional customer base plus expand our services to a broader market. We keep our existing customers by offering them a high-quality service at a reasonable price and keeping them safe with free anti-virus and spam filtering. We are doing the same by offering this same quality of service to a much broader market by expanding our local coverage areas and leasing some infrastructure from our partners. Now that we can reach almost 100% of the people in the United States with our dial-up services, we are now aggressively marketing our services outside of our regional area and taking advantage of the huge market potential. We are marketing this throughout the internet, using traditional advertising methods and increasing the number of affiliates selling our service.

•

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

•

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

•

Increase our Product Offerings.  We will continue to offer new products, as they become available through our retail stores and to our existing Internet customer base. We see Voice Over IP (VOIP) services that allow accepting and originating phone calls through an Internet connection starting to become a viable business service.  This is one of the services that we are currently exploring.

•

Strategic Relationships and Acquisitions.  We have many strategic relationships that allow us to expand our products and services to a wider range of customers. We intend to enter into more relationships like these. We have acquired several companies, assets and customer bases over the last several years and intend to continue to seek out other opportunities that help our business grow.

•

Increasing our Economies of Scale.  As we grow, we are constantly finding ways to reduce our costs. We are taking advantage of services that competitive local exchange carriers (CLECs) offer that the local phone companies do not that help us reduce costs and consolidate our network infrastructure. We have further integrated our offices by tying them together with Voice Over IP services with our phone system.  This allows us to better utilize our human resources for more efficient customer service.

Marketing Channels

We use many forms of advertising to sell our products and services, including print, radio, TV, billboard, direct mail and electronic means. Our different websites bring us business on a consistent daily basis. Through our different sales stores and offices, we are able to sell our products to customers that come to us.  We have also enlisted sales agents to sell our services, as well as, companies that sell our services under their own brand name. We intend to concentrate on increasing our emphasis on these types of affiliate relationships. Our most effective form of advertising comes from satisfied customers who refer new customers to us. We reward these people who refer people for Internet service with credit towards their Internet service.

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

•

providers of free or discount Internet service, including United Online;

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

Many of our competitors are larger and have greater financial, technical, and operating resources than we do. Although many of these competitors have concentrated on the broadband market, we believe that this could cause change in our share of our local and regional customer base. We will continue to distinguish ourselves by our product and service knowledge, our responsiveness to our markets, our ability to market and sell customized combinations of products and services with our local markets, and our capacity to offer a diverse Internet product line. We also believe that our ability to be flexible and to respond quickly in providing solutions to our customers’ Internet needs will be an advantage over some of our competitors.  With the advent of SurfWithUs.Net, our nationwide Internet service product, we no longer are limited to a regional footprint.  Partnerships with national carriers that other large Internet Providers use, provides us the opportunity to offer service to over 77 million residential Internet users in the United States.

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

We purchase some components of our broadband services from local carriers and from other DSL providers that purchase components from local carriers. In November 1999, the FCC issued a ruling that allowed competitive local phone companies to “line-share” their broadband DSL services over a phone customers local phone line. The U.S. Court of Appeals changed this decision in May 2002 and in February 2003, the FCC decided to eliminate “line-sharing” over a three-year phase out. Although the inability to buy these discounted lines could affect a very small part of our business, it could cause the growth of our broadband business to slow if some of our partners, like Covad Communications Group, Inc., have to pay full-price for their lines.  On the other-hand, however, this may cause less competition in our local markets where we offer broadband services.

Employees

As of March 31, 2004, we employed nineteen full-time individuals.  We have four in management, two in sales and marketing, six in administration, and seven technicians.  We also employed four part-time individuals.  We have three technicians and one in administration.  Our employees are not unionized, and we consider our relations with our employees to be favorable.

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

Sitestar also has available though Edgar its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after Sitestar electronically files such material with, or furnishes it to, the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leased an office facility in Sherman Oaks, California at an annual rent of approximately $62,500.  In the fourth quarter of 2002, this lease was assumed by former officers of the corporation.

The Company owns a 12,000 square feet office building in Martinsville, Virginia which was acquired along with the acquisition of Neocom.  This facility houses Sitestar’s customer service, web design and computer programming functions.  Also located here is equipment needed to service many of our customers.  Neocom's principal note holders had a senior lien on the property, which has been lifted.  The bank note was payable in monthly principal and interest installments of approximately $6,400 or $76,800 per annum with the balance due September 2003. This note has been refinanced into a term loan and has subsequently been converted to a line of credit and which will be used to facilitate the cash flows of the Company.

We also lease a 7,200 square feet office facility in Lynchburg, Virginia which serves as our corporate office.  Here we handle the corporate accounting functions, customer service, billing, house Internet equipment, market local Internet service under the Lynchburg.net and SurfWithUs.Net, sell computer hardware and services under the name Computers by Design and remanufacture toner and ink cartridges under the name CBD Toner Recharge.  This facility has an annual rent of $46,200.

We also lease a 2,500 square feet office facility in Mt. Airy, North Carolina where we sell computer hardware and services under the name of Computers by Design and sell Internet services under the name of Sitestar Advanced Internet Services. We also house Internet equipment here to serve our customer in the Mt. Airy, North Carolina area. This facility has an annual rent of $6,000.

Our annual rents are subject to adjustments.  We anticipate that we may require additional space for our ISP operations as we expand, and we believe that we will be able to obtain suitable space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York in the county of Nassau. The complaint alleged the Company breached their contract and fiduciary duties.  This proceeding is a dispute over the amount we owed on a convertible debenture. The dispute arose over a significant payment we issued by a conversion of stock that was neither applied to the principal or interest balance. Effective January 31, 2004, the Company entered into a Settlement Agreement with the Convertible Debenture Holders whereby all legal action pending regarding the convertible debentures held by the Convertible Debenture Holders was dismissed.  The terms of the agreement include a cash payment of $100,000 plus 4,000,000 shares of stock valued at $.02 per share.  The Convertible Debenture Holders agree to receive a limited amount of stock from their Escrow Agent each month with limits on how much can be sold.  In exchange, the Company agrees to guarantee a certain average price for the stock that is sold and will gross up the balance, if any, the following year.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common Stock was traded over-the-counter and was quoted on the OTC Bulletin Board (symbol “SYTE”) until December 15, 1999. On December 16, 1999, our common stock was temporarily de-listed from the NASD OTC Bulletin Board pending the effective date of our Form 10-SB registration statement.  From December 16, 1999 to April 16, 2000, our common Stock was traded over-the-counter and was quoted on the National Quotations Board's Electronic Quotation Service “Pink Sheets.”  On April 16, 2000, we resumed trading on the NASD OTC Bulletin Board.  Our current stock symbol is listed as SYTE.OB on this Bulletin Board.  On July 14, 1999 we affected a 3-for-1 stock split. All prices listed below reflect this split.

Set forth below are the high and low closing bid prices for our common stock for each quarterly period commencing March 31, 2002:

	High	Low
2002
For the quarter ended March 31, 2002	$0.05	$0.04
For the quarter ended June 30, 2002	$0.04	$0.03
For the quarter ended September 30, 2002	$0.02	$0.01
For the quarter ended December 31, 2002	$0.03	$0.01
2003
For the quarter ended March 31, 2003	$0.01	$0.01
For the quarter ended June 30, 2003	$0.02	$0.02
For the quarter ended September 30, 2003	$0.03	$0.02
For the quarter ended December 31, 2003	$0.03	$0.02
2004
For the quarter ended March 31, 2004	$0.07	$0.02

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for our common stock was $0.02 on March 31, 2004.  As of March 31, 2004 we had 120 shareholders of record.  Additional holders of our Common Stock holds such stock in street name with various brokerage firms.

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

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in this Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

We are a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers.  We serve primarily the Virginia and North Carolina markets.  In November of 2003 the Company announced the launch of its national dial-up Internet service which made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost™ Broadband Dial-Up technology which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included and it is marketed under the brand name SurfWithUs.net to differentiate the national service from its regional services.  We utilize our own infrastructure and have affiliations that allow us to expand our network and services to most of the United States.

The products and services we provide include:

•

Internet access services;

•

Acceleration services;

•

Web design services;

•

Web hosting services;

•

End to end e-commerce solutions;

•

Online marketing consulting;

•

Computer and related products sales and services;

•

Toner and ink cartridge remanufacturing services; and

•

Computer programming and consulting services.

Our Internet Service Provider (ISP) division has three sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net).  These are located in Lynchburg Virginia, Martinsville Virginia and Mt. Airy North Carolina.  We provide both narrow-band (dial-up) services and broadband services (ISDN, DSL, cable and wireless) utilizing our own infrastructure and affiliations to provide services to thousands of service locations throughout the United States and Canada. Our web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Our Computer Sales and Service division (http://www.computersbydesign.com) also provides sales and services out of our three office locations. We sell and manufacture computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services. We are a factory authorized service center for many national-brand computer equipment companies. Our toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to our customers over buying new cartridges. This service is available locally and nationwide.

Our computer programming and consulting services help companies automate their businesses.  Our primary focus is providing software and programming services for the manufacturing industry. Our flagship product is a software package called Sales Force Automation (SFA).  The Company is currently developing a new product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2003 and 2002.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2003
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$ 3,037,450	$ 122,443	$ 435,986	$ 3,595,879
Cost of Revenue	-	1,340,946	120,828	329,115	1,790,889
Gross profit	-	1,696,504	1,615	106,871	1,804,990
Operating expenses	141,967	1,327,122	-	116,137	1,585,226
Income (loss) from operations	(141,967)	369,382	1,615	(9,266)	219,764
Other income (expense)	(295,801)	(208,303)	-	(74)	(504,178)
Net income (loss)	$ (437,768)	$161,079	$ 1,615	(9,340)	$ (284,414)

EBITDA(1)	$ (367,967)	$825,034	$ 1,615	$ (4,856)	$ 453,826
Actual cash generated	$ (367,967)	$825,034	$ 1,615	$ (4,856)	$ 453,826

	For the year ended December 31, 2002
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$ 3,171,518	$ 216,348	$ 606,750	$ 3,994,616
Cost of Revenue	-	1,467,268	131,031	358,521	1,956,820
Gross profit	-	1,704,250	85,317	248,229	2,037,796
Operating expenses	833,331	2,861,095	-	181,882	3,876,308
Income (loss) from operations	(833,331)	(1,156,845)	85,317	66,347	(1,838,512)
Other income (expense)	(27,671)	(199,329)	-	70	(226,930)
Net income (loss)	$ (861,002)	$(1,356,174)	$ 85,317	$ 66,417	$ (2,065,442)

EBITDA(1)	$ (828,499)	$ 604,033	$ 85,317	$ 71,906	$ (67,243)
Corporate expenses paid With common stock	142,500	-	-	-	142,500
Actual cash generated	$ (685,999)	$ 604,033	$ 85,317	$ 71,906	$ 75,257

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

 YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

REVENUE.  Revenue for the year ended December 31, 2003 decreased by $398,737 or 10.0% from $3,994,616 for the year ended December 31, 2002 to $3,595,879 for the same period in 2003.  Internet sales decreased $134,068 or 4.2% from $3,171,518 for the year ended December 31, 2002 to $3,037,450 for the same period in 2003.  Internet sales decreased due to declining dial-up customers.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband internet connections resulting in churn in excess of growth for dial-up customers.  In addition to the slight decrease in internet sales, retail sales and development sales decreased by $170,764 or 28.1% and $93,905 or 43.4% respectively from $606,750 and $216,348 respectively for the year ended December 31, 2002 to $435,986 and $122,443 respectively for the same period ended in 2003.   Retail sales reflect, in addition to a general slow down in the economy, competition from large retail establishments.  Development has applied resources to projects related to internal improvements while economic conditions rebound.

COST OF REVENUE.  Costs of revenue for the year ended December 31, 2003 decreased by $165,931 or 8.5% from $1,956,820 for the year ended December 31, 2002 to $1,790,889 for the same period in 2003.  Internet cost of revenue decreased $126,322 or 8.6% from $1,467,268 for the year ended December 31, 2002 to $1,340,946 for the same period in 2003.  The decrease is due primarily to decreases in wages and other expenses.  Wages decreased $80,863 or 24.5% from $329,579 for the year ended December 31, 2002 to $248,716 for the same period ended December 31, 2003.  The Company is continuing to cut wages while negotiating more favorable contracts with telecommunication vendors and making the network capacity more efficient and expects to realize these benefits prospectively.  Retail cost of revenue decreased $29,406 or 8.2% from $358,521 for the year ended December 31, 2002 to $329,115 for the same period in 2003.  The primary reason for the decrease is a lower level of retail revenue.

OPERATING EXPENSES.     Selling, general and administrative expenses decreased $941,082 or 37.3% from $2,526,308 for the year ended December 31, 2002 to $1,585,226 for the same period in 2003.  This is due primarily to wages and professional fees reductions.  Wages decreased $448,188 or 57.0% and professional fees decreased $239,891 or 67.5% from $786,086 and $355,531 respectively for the year ended December 31, 2002 to $337,104 and $115,639 respectively for the same period ended in 2003.  The Company is cutting wages in operations as well as direct costs in addition to streamlining communications capabilities, via voice over IP applications, resulting in improved customer service and efficiencies in operations.  Operating expenses for the year ended December 31, 2003 decreased by $2,291,082 or 59.1% from $3,876,308 for the year ended December 31, 2002 to $1,585,226 for the same period in 2003. The decrease is due primarily to the write down of intangible assets for the year ended December 31, 2002 of  $1,350,000 related to goodwill impairment.  We had no impairment of intangible assets for the year ended December 31, 2003.  Our corporate office in California was moved to our Lynchburg, Virginia facility in the fourth quarter of 2002 resulting in reductions in operating expenses.   While there were expenses associated with this move, lower operating expenses resulted from consolidating management and executive functions in our Lynchburg, Virginia office.

Corporate expenses of $437,768 for the year ended December 31, 2003 consisted of contingent expense from financing settlement of $220,000, professional fees of $109,854, consulting fees of $30,000 and other expenses of $2,113 .  Corporate expenses of $833,331 for the year ended December 31, 2002 consisted of payroll of $396,450, professional fess of $242,272, other expenses of $123,390, rent of $28,155, travel of $21,825, insurance of $10,814 and public relations of $10,425.

INTEREST EXPENSE.  Interest expense for the year ended December 31, 2003 increased by $50,274 or 21.5% from $233,904 for the year ended December 31, 2002 to $284,178 for the same period in 2003.  This increase was a result of a higher level of borrowing.

BALANCE SHEET.   Net accounts receivable decreased by $38,618 or 27.7% from $139,229 on December 31, 2002 to $100,611 on the same date in 2003.  For the period ended December 31, 2003 the company wrote off as uncollectible $578,136 of doubtful accounts on December 31, 2003.  Inventory decreased $9,098 or 7.1% from $127,890 on December 31, 2002 to $118,792 on December 31 2003.  This decrease is primarily a result of lower levels of purchases of retail inventory.  Accounts payable increased by $48,071 or 26.4% from $182,395 on December 31, 2003 to $230,466 for the same period in 2003.  Accrued expenses increased by $68,351 or 54.4% from $125,639 on December 31, 2002 to $193,990 on December 31, 2003.  These increases reflect the Company’s efforts to improve cash flow.  These increases were offset in part by a decrease in the bank overdraft of $64,955 or 100% from $64,955 on December 31, 2002 to $0.00 in December 31, 2003.  The current portion of capital leases decreased $13,999 or 100% from $13,999 on December 31, 2002 to $0.00 on December 31, 2003.  Deferred revenue decreased by $47,388 or 13.0% from $364,174 on December 31, 2002 to $316,786 on December 31, 2003 representing a lower volume of customer accounts that have been prepaid.  Long-term notes payable to stockholders decreased $157,998 or 19.3% from $817,949 on December 31, 2002 to $659,951 on December 31, 2003.  This is a result of servicing the debt on the term notes. Long term notes payable decreased $24,955 or 15.1% from $165,528 on December 31, 2002 to $140,573 on December 31, 2003.  This is a result of servicing the notes and obtaining favorable renewal terms on certain notes offset in part by the reclassification to current of an installment note as of December 31, 2003.  This note was converted in the first quarter 2004 to a line of credit which renews annually.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003, we generated EBITDA at our operating subsidiary level of $821,793.  This amount was offset by EBITDA at the corporate level of $(367,967).  On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.  The debentures bore interest at 12% per annum and were due on May 1, 2001.  The debenture holders voluntarily decided to hold on to the debentures.  The debentures were convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures the Company recognized a financing charge of $242,857 (which represented the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures were valued at $121,543 using the Black-Scholes model.  Since these debentures were convertible on issuance, preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the term of the debentures.

On August 14, 2000, the Company issued two additional convertible debentures aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except for the due date of August 14, 2001.  In connection with these debentures, the Company recognized a financing charge in 2000 in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model.  Since these debentures were convertible on issuance, the preferential conversion costs were expensed immediately and the value of the options was recognized as financing costs over the term of the debentures.

During the year ended December 31, 2002, the holders of the debentures converted $12,200 of principal and $9,000 of accrued interest into 1,218,255 and 1,500,000, respectively, shares of the Company’s common stock.   In addition, during the year ended December 31, 2002, the Company repaid $325,000 of these debentures in cash.

On a cumulative basis through December 31, 2002, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of the Company’s common stock.  Also as of December 31, 2002, the Company had repaid $335,000 of these debentures in cash.

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York. The complaint alleged the Company breached their contractual and fiduciary duties.  This proceeding was a dispute over the amount owed on the convertible debentures. The original dispute arose over a significant payment issued by a conversion of stock that was neither applied to the principal or interest balance by the Convertible Debenture Holders.

Effective January 31, 2004, the Company entered into a Settlement Agreement and Mutual Release (the Agreement) with the Convertible Debenture Holders whereby all legal action pending regarding the convertible debentures held by the Convertible Debenture Holders will be dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

The terms of the Agreement include a cash payment of $100,000 plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The Agreement limits the number of shares the Convertible Debenture Holders can sell in any calendar month to 500,000 shares, beginning in May 2004.   In exchange, the Company agrees to guarantee an average price of $.08 per share for the stock that is sold.  To the extent that there is a differential between the actual selling price and the guaranteed selling price, the Company is obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment can only be made between January 1, 2005 and February 28, 2005.

As a result of signing the Agreement, the Company has recognized a contingent liability of $220,000 as of December 31, 2003, representing management’s estimate of the potential additional payment that may be required under the terms of the Agreement related to the stock price guarantee.

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.

To help offset this exposure, the company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to speed up the collections procedures.  These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect.  The balance in the 30+ day category increased from 2.2% to 32.6% of total accounts receivable from December 31, 2002 to December 31, 2003.  The balance in the 60+ day category increased from 13.3% to 38.8% of total accounts receivable from December 31, 2002 to December 31, 2003.

The aging of accounts receivable as of December 31, 2003 is as shown:

Current	$ 36,297	32.6%
30 +	43,198	38.8%
60 +	31,795	28.6%
90 +	0	0.0%
Total	$ 111,290	100.0%

We believe that our existing cash, cash equivalents, and cash flow from operations and our ability to obtain favorable financing will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.  If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX

Page
INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31, 2003	F-2 – F-3
Consolidated Statements of Operations for the Years Ended
December 31, 2003 and 2002	F-4
Consolidated Statements of Stockholders' Deficit for the Years Ended
December 31, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002	F-6 – F-7
Notes to Consolidated Financial Statements	F-8 – F-21

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors And Stockholders

Sitestar Corporation and Subsidiaries

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheet of Sitestar Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sitestar Corporation and subsidiaries as of December 31, 2003, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred net losses for the years ended December 31, 2003 and 2002, and as of December 31, 2003 had a working capital deficiency of $1,189,296 and a stockholders’ deficit of $204,333.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McLeod & Company

McLeod & Company

Roanoke, Virginia

March 25, 2004

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 47,864
Accounts receivable, less allowance for doubtful accounts of $10,679	100,611
Inventory	118,792
Total current assets	267,267

PROPERTY AND EQUIPMENT, net	341,699
CUSTOMER LIST, net of accumulated amortization of $1,931,550	530,157
GOODWILL	1,122,719
OTHER ASSETS	10,912

TOTAL ASSETS	$ 2,272,754

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

DECEMBER 31, 2003

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 230,466
Accrued expenses	193,990
Deferred revenue	316,785
Convertible debentures	139,412
Notes payable, current portion	198,672
Note payable - stockholders, current portion	377,238
Total current liabilities	1,456,563

NOTES PAYABLE, less current portion	140,573
NOTES PAYABLE - STOCKHOLDERS, less current portion	659,951
CONTINGENT LIABILITY	220,000

TOTAL LIABILITIES	2,477,087

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Common Stock, $0.001 par value, 300,000,000 shares authorized, 101,593,147 shares issued and outstanding	101,594
Additional paid-in capital	13,635,272
Treasury stock, $.001 par value, 32,483,346 common shares	(681,854)
Accumulated deficit	(13,259,345)
Total stockholders' deficit	(204,333)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,272,754

 The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUE
Internet service revenue	$ 3,159,893	$ 3,387,866
Retail revenue	435,986	606,750
TOTAL REVENUE	3,595,879	3,994,616

COST OF REVENUE
Cost of Internet service revenue	1,461,774	1,598,299
Cost of retail revenue	329,115	358,521
TOTAL COST OF REVENUE	1,790,889	1,956,820

GROSS PROFIT	1,804,990	2,037,796

OPERATING EXPENSES:
Selling general and administrative expenses	1,585,226	2,526,308
Write-down of intangible assets	-	1,350,000
TOTAL OPERATING EXPENSES	1,585,226	3,876,308

INCOME (LOSS) FROM OPERATIONS	219,764	(1,838,512)

OTHER INCOME (EXPENSES)
Other income (expenses)	-	6,863
Interest income	-	111
Interest expense	(284,178)	(233,904)
Contingent expense from financing settlement	(220,000)	-
TOTAL OTHER INCOME (EXPENSES)	(504,178)	(226,930)

LOSS BEFORE INCOME TAXES	(284,414)	(2,065,442)

INCOME TAXES	-	-

NET LOSS	$ (284,414)	$ (2,065,442)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	96,945,542	96,945,542

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances at December 31, 2001	92,904,654	$ 92,905	$13,429,261	$ -	$(10,909,489)	$ 2,612,677

Common stock issued for professional services	250,000	250	8,250	-	-	8,500
Common stock issued for debt and interest	2,718,255	2,719	18,481	-	-	21,200
Common stock issued for executive salaries	3,720,238	3,720	121,280	-	-	125,000
Common stock issued in connection with additional issuance of stock related to acquisition of Sitestar.net	2,000,000	2,000	58,000	-	-	60,000
Repurchase of shares through redemption agreement	(32,483,346)	-	-	(681,854)	-	(681,854)
Net loss	-	-	-	-	(2,065,442)	(2,065,442)

Balances at December 31, 2002	69,109,801	$101,594	$13,635,272	$(681,854)	$(12,974,931)	$ (80,081)

Net loss	-	-	-	-	(284,414)	(284,414)

Balances at December 31, 2003	69,109,801	$101,594	$13,635,272	$(681,854)	$(13,259,345)	$ (204,333)

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (284,414)	$(2,065,442)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expense	460,061	414,295
Bad debt expense	162,853	177,807
Write-down of goodwill	-	1,350,000
Assets disbursed for executive salaries	-	288,987
Common stock issued for services rendered	-	8,500
Common stock issued for executive salaries	-	125,000
Common stock issued for interest expense	-	9,000
Increase in accounts receivable	(124,235)	(150,282)
(Increase) decrease in inventory	9,098	(50,590)
Decrease in other assets	-	(66,342)
Increase (decrease) in accounts payable	48,071	(98,688)
Increase in accrued expenses	68,354	39,052
Increase (decrease) in deferred revenue	(47,389)	112,561
Increase in contingent liability	220,000	-
Net cash provided by operating activities	512,399	93,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,018)	(76,110)
Purchase of investment	-	(50,000)
Net cash used in investing activities	(22,018)	(126,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	(64,955)	64,955
Net proceeds from line of credit	171,280	150,000
Repayment of convertible debentures	-	(325,000)
Repayment of notes payable	(148,786)	(113,735)
Repayment of notes payable - stockholders	(418,139)	(72,018)
Payment on capital lease obligation	(13,999)	(18,575)
Net cash used in financing activities	(474,599)	(314,373)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,782	(346,625)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	32,082	378,707
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 47,864	$ 32,082

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2003 and 2002, the Company paid no income taxes and paid interest of approximately $284,000 and $234,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2003, customer list and notes payable were each reduced by $58,350 for the final adjustments to record the purchase price of Digital Data Connections, Inc.

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

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

Sitestar Corporation (formerly Interfoods Consolidated, Inc. (and prior to that was formerly known as Holland American International Specialties (“HAIS”)), (the “Company”), began operations on June 1, 1997, under a partnership agreement, and was incorporated in California on November 4, 1997.  On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.”  The Company was in the international specialty foods distribution business.  In 1999, through the acquisition of two Internet Service Providers, the Company changed its focus from a food distribution company to an Internet holding company.  The operations of the Company's Internet subsidiaries are located in the Mid-Atlantic region of the United States.  The Company's corporate office is located in Lynchburg, Virginia.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company has had recent substantial net losses from operations and has a working capital deficiency of $1,189,296 and stockholders’ deficit of $204,333 as of December 31, 2003.  These issues raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matter described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary, should the Company be unable to continue its existence. In October 2002, new management was installed.  New management has made plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)  Increase revenue through aggressive marketing of Internet services in a nationwide campaign;

b)  Continue to cut costs by securing more favorable telecommunications rates;

c)  Continue to cut operating expenses in payroll and related expenses; and

d)  Offering new products to reduce churn and expand the Company’s markets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including:  Neocom  Microspecialists, Inc. (subsequently renamed Sitestar.net, Inc.), FRE Enterprises, Inc. and Advanced Internet Services, Inc.  All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. At December 31, 2003, the significant estimates used by management include the allowance for doubtful accounts, the valuation of its customer lists and goodwill and the amount of the contingent liability.  Actual results could differ from these estimates.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

For certain of the Company's assets and liabilities, including cash, accounts receivable, accounts payable, accrued expenses and deferred revenue, the carrying amounts approximate fair value due to their short maturities.  The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid instruments purchased with a maturity of three months or less.

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

For the years ended December 31, 2003 and 2002, bad debt expense was $162,853 and $177,807, respectively.  As of December 31, 2003, accounts receivable consists of the following:

Gross accounts receivable	$ 111,290
Less allowance for doubtful accounts	(10,679)
$ 100,611

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.

To help offset this exposure, the company has added a late payment fee to encourage timely payments by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to speed up the collections process.  Accounts over 90 days past due are turned over to a collection agency.

Inventory

Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in – first out basis) or market.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the declining balance method based on estimated useful lives from 3 to 7 years for equipment and 39 years for buildings.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

Intangible Assets

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.

The Company's customer lists are being amortized over five years.  Amortization expense for the customer lists was $356,589 and $321,270 for the years ended December 31, 2003 and 2002, respectively.  Amortization of customer lists for the years ended December 31, 2004, 2005 and 2006 is expected to be $339,471, $172,254 and $18,432, respectively.  In accordance with SFAS No. 142, amortization of goodwill ceased effective January 1, 2002.  During the year ended December 31, 2002, the Company wrote down $1,350,000 of the value of goodwill related to its Internet operations.  The write downs resulted from the decrease in value of the subscriber base due to competition and other sources available to customers to access the Internet.  For the year ended December 31, 2003 there was no impairment of goodwill.

The changes in goodwill for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Goodwill, at beginning of year	$ 1,122,719	$ 2,412,719
Additional goodwill recorded related to Sitestar.net	-	60,000
Write-down of goodwill	-	(1,350,000)
Goodwill, at end of year	$ 1,122,719	$ 1,122,719

Deferred Revenue

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the month service is provided.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Company recognizes revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, “Software Revenue Recognition.” Product revenue is recognized when the Company delivers the product to the customer and the Company believes that collectibility is probable.  The Company usually has agreements with its customers to deliver the requested product for a fixed price.  Any insignificant post-contract support obligations are accrued for at the time of the sale.  Post-contract customer support (“PCS”) that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivable is probable.  The estimated cost to the Company to provide such services is minimal and historically, the enhancements offered during the PCS period have been minimal. The Company sells PCS under a separate agreement.  The agreements are for one to two years with a fixed number of hours of service for each month of the contract.  The contract stipulates a fixed monthly payment, nonrefundable, due each month and any service hours incurred above the contractual amount are billed as incurred.  Revenue is recognized under these agreements ratably over the term of the agreement.  Revenue for services rendered in excess of the fixed monthly hours contained in the contracts are recognized as revenue as incurred.

The Company sells ISP services under annual and monthly contracts.  Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract.  Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the month the service relates.

Sales of computer hardware are recognized as revenue upon delivery and acceptance of the product by the customer.  Sales are adjusted for any returns or allowances.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as they are incurred.  Advertising and marketing expenses for the years ended December 31, 2003 and 2002 were approximately $99,800 and $92,100, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company has no potentially dilutive securities.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Investments

In September 2000, the Company purchased a 4.74% interest in a limited liability company for $50,000.  In addition, in June 2001, the Company purchased a 4.54% interest in a partnership for $45,000.

The investments in these unrelated companies were accounted for under the cost method.  No adjustments were made to the original cost bases to account for the Company’s portion of the profit or losses of the investees.  In 2002, as part of their compensation package upon leaving the Company, the Company agreed to transfer these assets to two former officers of the Company.  The cost bases were used to value these investments transferred to the two former officers, as the fair value of the investments distributed could not be objectively measured nor were their value clearly realizable to the company during 2002.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of and for the years ended December 31, 2003 and 2002, the Company had no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset.  When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.  The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value.  Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss.  The statement was effective for the Company beginning in 2003.  The Company currently does not have any transactions that are within the scope of this statement.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The statement was effective for the Company beginning in 2003.  The Company currently does not have any transactions that are within the scope of this statement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan.  The statement was effective for the Company beginning in 2003.  The Company currently does not have any transactions that are within the scope of this statement.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Recently Issued Accounting Pronouncements, continued

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued.  It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee.  Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements.  The statement was effective for the Company beginning in 2003.  The Company currently does not have any transactions that are within the scope of this statement.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.”  This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members.  This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements.  This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based team member compensation.  The Company currently does not have any transactions that are within the scope of this statement.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  The Company currently does not have any transactions that are within the scope of this statement.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Recently Issued Accounting Pronouncements, continued

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the statement will be effective as of January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of this Statement.

NOTE 2 - ACQUISITIONS

Sitestar.net (formerly Neocom Microspecialists, Inc.)

On December 15, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Neocom Microspecialists, Inc. (NEOCOM), a Virginia corporation now  known as Sitestar.net, in exchange for 6,782,353 shares of the Company's common  stock.  Effective upon the closing of the acquisition, the Company issued 4,782,353 shares of its common stock.  In addition, the Company was required to issue an additional 2,000,000 shares of its common stock on the second anniversary of the acquisition date.  The shares were held back for any potential unrecorded liabilities.  In January 2002, the Company issued 2,000,000 shares of this common stock to the original Sitestar.net shareholders that represented the contingent shares.  The value of these additional shares issued was $60,000, based on the market value of the shares at the date of issuance, and was recorded as additional goodwill in the accompanying consolidated financial statements.

Lynchburg.net

On November 22, 2000, the Company acquired 100% of the outstanding shares of FRE Enterprises, Inc., a Virginia corporation (doing business as “Lynchburg.net” and “Computers by Design”) in exchange for 16,583,980 shares of the Company’s common stock.  Effective upon the closing of the acquisition, the Company issued 12,437,985 shares of common stock and reserved 4,145,995 shares of common stock to issue on the third anniversary of the acquisition (November 22, 2003) based on certain contingencies related to potential unrecorded and unknown liabilities.  As of December 31, 2003, these additional shares had not yet been issued.

Advanced Internet Services, Inc.

On July 1, 2001, the Company acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation (“ADVI”).  ADVI is an Internet service provider located in Mt. Airy, North Carolina.  The purchase price was $965,980, which consisted of $150,000 in cash, transaction costs of $30,000, 6,021,818 of the Company’s common shares valued at $301,091 and a non-interest bearing promissory note for $1,199,990 (the present value was $484,889) payable in 24 quarterly installments of $51,078.  Due to the non-interest bearing nature of the note, the Company imputed a discount rate of 36% to calculate the present value of the note.  This discount rate was an estimate of the Company’s current cost of capital at the date of acquisition.

Digital Data Connections, Inc.

On December 31, 2002, the Company acquired 100% of the Internet-related assets of Digital Data Connections, Inc. (DigDat), a Virginia corporation and an Internet service provider located in Martinsville, Virginia.  The purchase price was $161,523, which consisted of $50,000 in cash and a commitment to provide to the seller 80% of the collected Internet revenues for a period of ten months beginning January 1, 2003.  The contingent consideration of $111,523 was estimated based on the anticipated monthly collections.  Subsequent payments of contingent consideration have been applied to reduce the recorded liability.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - ACQUISITIONS (continued)

Digital Data Connections, Inc.

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

The fair value of assets acquired is summarized as follows:

Equipment	$ 41,447
Customer list	103,707
Non-compete agreement	16,369
Purchase price	$ 161,523 ========

Since the acquisition of DigDat was consummated on December 31, 2002, there are no results of operations of DigDat included in the accompanying 2002 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2002  and reflects the results of operations of the Company as if the acquisition of DigDat had been effective January 1, 2002.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

Net sales	$ 3,994,616
Gross profit	$ 2,037,796
Selling, general and administrative expenses	$ 2,526,308
Net loss	$(2,065,442)
Basic loss per share	$ (0.02)

 NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2003 consisted of the following:

Land	$ 10,000
Building	213,366
Automobile	9,500
Computer equipment	479,732
Furniture and fixtures	42,909
755,507
Less accumulated depreciation	(413,808)
$ 341,699

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Depreciation expense was $91,542 and $94,208 for the years ended December 31, 2003 and 2002, respectively.

NOTE 4 - CONVERTIBLE DEBENTURES

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.  The debentures bore interest at 12% per annum and were due on May 1, 2001.  The debenture holders voluntarily decided to hold on to the debentures. The debentures were convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures the Company recognized a financing charge of $242,857 (which represented the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures were valued at $121,543 using the Black-Scholes model.  Since these debentures were convertible on issuance, preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the term of the debentures.

On August 14, 2000, the Company issued two additional convertible debentures aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except for the due date of August 14, 2001.  In connection with these debentures, the Company recognized a financing charge in 2000 in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model.  Since these debentures were convertible on issuance, the preferential conversion costs were expensed immediately and the value of the options was recognized as financing costs over the term of the debentures.

During the year ended December 31, 2002, the holders of the debentures converted $12,200 of principal and $9,000 of accrued interest into 1,218,255 and 1,500,000, respectively, shares of the Company’s common stock.   In addition, during the year ended December 31, 2002, the Company repaid $325,000 of these debentures in cash.

On a cumulative basis through December 31, 2002, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of the Company’s common stock.  Also as of December 31, 2002, the Company had repaid $335,000 of these debentures in cash.

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York. The complaint alleged the Company breached their contractual and fiduciary duties.  This proceeding was a dispute over the amount owed on the convertible debentures. The original dispute arose over a significant payment issued by a conversion of stock that was neither applied to the principal or interest balance by the Convertible Debenture Holders.

Effective January 31, 2004, the Company entered into a Settlement Agreement and Mutual Release (the Agreement) with the Convertible Debenture Holders whereby all legal action pending regarding the convertible debentures held by the Convertible Debenture Holders will be dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 4 - CONVERTIBLE DEBENTURES (continued)

The terms of the Agreement include a cash payment of $100,000 plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The Agreement limits the number of shares the Convertible Debenture Holders can sell in any calendar month to 500,000 shares, beginning in May 2004.   In exchange, the Company agrees to guarantee an average price of $.08 per share for the stock that is sold.  To the extent that there is a differential between the actual selling price and the guaranteed selling price, the Company is obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment can only be made between January 1, 2005 and February 28, 2005.

As a result of signing the Agreement, the Company has recognized a contingent liability of $220,000 as of December 31, 2003, representing management’s estimate of the potential additional payment that may be required under the terms of the Agreement related to the stock price guarantee.

NOTE 5 - NOTES PAYABLE

Notes payable at December 31, 2003 consist of the following:

Bank note payable in monthly interest and principal payments of $2,215 and due on August 6, 2005.  Interest is payable at an annual rate of 6.25%.  The note is secured by inventory, equipment and accounts receivable of Advanced Internet Services, Inc.  (This note was refinanced March 18, 2004 with monthly principal payments of $2,952 plus interest at prime plus .5%.)

$ 71,232

Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (8.5% as of December 31, 2003). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders and the Company’s building. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net	111,012

Bank note payable in monthly interest and principal payments of $2,400 and due November 2008. Interest is payable at an annual rate of prime plus 1.5% (5.5% as of December 31, 2003). The note is secured by a deed of trust against personal residences of three stockholders and the Company’s building. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	152,599

Non-interest bearing amount due on acquisition of Digital Data Connections, Inc. payable in ten monthly installments of 80% of estimated revenue generated by customer billings of Digital Data Connections, Inc.	4,402
339,245
Less current portion	(198,672)
Long-term portion	$ 140,573

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 5 - NOTES PAYABLE, continued

The future principal maturities of these notes are as follows:

Year ending December 31, 2004	$ 198,672
Year ending December 31, 2005	48,974
Year ending December 31, 2006	21,088
Year ending December 31, 2007	16,137
Year ending December 31, 2008	17,608
Thereafter	36,766
Total	$ 339,245

NOTE 6 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2003 consist of the following:

Note payable to stockholders issued as part of the purchase redemption for the Company’s common stock.  The note is to be repaid in 24 monthly installments of $33,333 beginning in November 2002 and is non-interest bearing.  The imputed interest rate for this note is 12%.

$ 285,531

Note payable to officer and stockholder on a line of credit of $500,000 at 10% interest. The accrued interest and principal are due on December 4, 2006.	321,279

Note payable to stockholder assumed in connection with the acquisition of Sitestar.net. The note is payable upon demand and bears interest at 9.0% per annum.	47,962

Note payable to stockholders issued as part of the Purchase price for Advanced Internet Services, Inc. The note is to be repaid in 24 quarterly installments of $51,078 beginning in September 2001 and is non-interest bearing. The imputed interest rate for this note is 36%.	382,417
1,037,189
Less current portion	(377,238)
Long-term portion	$ 659,951

The future principal maturities of these notes are as follows:

Year ending December 31, 2004	$ 377,238
Year ending December 31, 2005	123,941
Year ending December 31, 2006	489,150
Year ending December 31, 2007	46,860
Total	$ 1,037,189

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases.  Total rent expense for the years ended December 31, 2003 and 2002 was $77,851 and $81,795, respectively.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2004	$ 59,940
2005	46,200
2006	46,200
Total	$ 152,340

Litigation

The Company was involved in legal proceedings to resolve a dispute in the amount the Company owes concerning a convertible debenture.  This dispute arose over a significant payment the Company issued by a conversion of stock that was neither applied to the principal or interest balance by the convertible debenture holders.  Effective January 31, 2004, the Company entered into a Settlement Agreement and Mutual Release (the Agreement) with the convertible debenture holders whereby all legal action pending regarding the convertible debentures held by the convertible debenture holders will be dismissed. See discussion at note 4.

Lynchburg.net Acquisition

In connection with the Lynchburg.net acquisition, the Company is required to issue an additional 4,145,995 shares of its common stock on the third anniversary of the acquisition date (November 22, 2003), if no unforeseen contingencies arise.  As of December 31, 2003, these additional shares had not yet been issued.

NOTE 8 - STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2003, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

During the year ended December 31, 2003 the Company did not issue any additional shares of common stock.

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

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

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

NOTE 9 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2003 and 2002 is as follows:

	2003	2002
Federal income tax rate	34.0%	34.0%
Effect of net operating loss	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:

Accounts receivable	$ 4,000
Intangible assets	1,710,000
Loss carry forwards	1,298,000
Less valuation allowance	(3,012,000)
$ -

At December 31, 2003, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  The net change in the valuation allowance for the years ended December 31, 2003 and 2002, was a decrease of $85,000 and an increase of $414,000, respectively.  Net operating loss carry forwards of approximately $3,800,000 expire starting in 2012.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2006.  For the years ended December 31, 2003 and 2002, the Company paid this stockholder $46,200 and $46,200, respectively, for rent on this office building.

As of September 2002, the Company entered into an agreement with two stockholders in which the stockholders received all assets maintained in California in lieu of payroll.  The value of the assets given up by the Company was $288,987 and has been recorded as payroll expense.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 11 - SEGMENT INFORMATION

The Company has four business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail.  The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville and Lynchburg, Virginia and Mt. Airy, North Carolina areas.  The Development group provides custom software programming to businesses, principally in the manufacturing industries.  The Retail group operates a retail computer store in Lynchburg, Virginia and Mt. Airy, North Carolina as well as providing computer training to customers.

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2003 and 2002:

	December 31, 2003
	Corporate	Internet	Development	Retail	Consolidated
Revenue	$ -	$ 3,037,450	$ 122,443	$ 435,986	$ 3,595,879
Operating income (loss)	(141,967)	369,382	1,615	(9,266)	219,764
Depreciation and amortization	-	455,651	-	4,410	460,061
Interest expense	(75,800)	(208,304)	-	(74)	(284,178)
Goodwill	-	1,122,719	-	-	1,122,719
Identifiable assets	-	2,159,145	-	113,609	2,272,754

	December 31, 2002
	Corporate	Internet	Development	Retail	Consolidated
Revenue	$ -	$ 3,171,518	$ 216,348	$ 606,750	$ 3,994,616
Operating income (loss)	(833,331)	(1,156,845)	85,317	66,347	(1,838,512)
Depreciation and amortization	2,639	406,167	-	5,489	414,295
Interest expense	(29,864)	(204,040)	-	-	(233,904)
Goodwill	-	1,122,719	-	-	1,122,719
Identifiable assets	-	2,674,380	-	126,703	2,801,083

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS;

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position
Frank R. Erhartic, Jr.	35	President, CEO, CFO, Director
Julia E. Erhartic	36	Secretary, Director

Frank Erhartic, Jr., 35, founded Computers by Design in 1985 as a software development and computer services company.  Mr. Erhartic soon expanded his service offerings to include a toner re-manufacturing division called CBD Toner Recharge, and, in 1996, he started the Internet Service Provider division of Sitestar Corporation called Lynchburg.net. Since 2000, Mr. Erhartic has been the operations manager for Sitestar at the Lynchburg, Virginia office. Mr. Erhartic is a Microsoft Certified Systems Engineer (MCSE), is an A+ certified technician, holds certifications in Novell Netware, Unixware, Acer Product Repair, Okidata Product Repair and Hewlett Packard Product Repair. Mr. Erhartic graduated from Virginia Tech in 1990 with degrees in both Management and Finance.

Julie Erhartic, 36, graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies, with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2001, all of our executive officers and directors complied with the requirements of Section 16 (a).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

				Other	Long-term
Name and				Annual	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Compensation($)	Awards
Frederick T. Manlunas (1)	2003	-	-	-	-
Former Chairman of The Board	2002	-	-	221,993	-

Clinton J. Sallee (2)	2003	-	-	-	-
Former President &	2002	17,200	-	206,993	-
Chief Executive Officer

Frank R. Erhartic, Jr.	2003	52,500	-	-	-
Director, President &	2002	52,500	-	-	-
Chief Executive Officer

Julie E. Erhartic	2003	8,250	-	-	-
Director, Secretary	2002	8,250	-	-	-

(1)

Mr. Manlunas received 1,860,119 shares of the Company’s common stock with a value of $62,500 in lieu of salary for 2002.  In addition, a note was forgiven with principal balance of $15,000 and various corporate assets were transferred in lieu of salary for 2002 with a value of $144,493.

(2)

Mr. Sallee received 1,860,119 shares of the Company’s common stock with a value of $62,500 in lieu of salary for 2002.  In addition, various corporate assets were transferred in lieu of salary for 2002 with a value of $144,493.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2002, the Company issued 7,124,094 shares of the Company’s common stock to Frederick Manlunas, the previous Executive Chairman, valued at $239,370 in lieu of back and accrued compensation.  The issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

In January 2002, the Company issued 7,124,094 shares of the Company’s common stock to Clinton J. Sallee, the previous president and chief executive officer, valued at $239,370 in lieu of back and accrued compensation.  The issuance of these shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1)The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description	Filed
2.1.1	Agreement and Plan of Reorganization, dated October 25, 1998	*
2.2.1	Agreement and Plan of Reorganization, dated July 27, 1999	*
2.3	Asset Sale and Agreement re divestiture of Holland American Specialties, dated September 30, 1999 *	*
2.4	Asset Sale and Agreement re divestiture of Sierra Madre Foods, Inc., dated September 30, 1999	*
2.5	Letter of Intent to Acquire Eastern Shore Net, dated August 17, 1999	*
2.6	Letter of Intent to Acquire Neocom Microspecialists, Inc., dated September 2, 1999	*
2.7	Plan and Agreement of Share Exchange, re acquisition of Neocom Micro-specialists, Inc., dated December 15, 1999	*
2.8	Neocom Debt Assumption Agreement dated December 15, 1999	*
3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992)	*
3.1(ii)	Amended Articles of Incorporation (July 29, 1998)	*
3.1(iii)	Amended Articles of Incorporation (October 26, 1998)	*
3.1(iv)	Amended Articles of Incorporation (July 14, 1999)	*
3.1(v)	Amended Articles of Incorporation (July 28, 1999)	*
3.2(i)	By-laws of the Registrant (December 17, 1992)	*
4.1	Lease for Corporate Office	**
4.2	Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the investors named therein and the Registrant	***
4.3	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New Millenium Capital Partners II, L.L.C.	***
4.4	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW Partners, L.L.C.	***
4.5	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New Millenium Capital Partners, L.L.C.	***
4.6	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW Partners, L.L.C.	***
4.7	Registration Rights Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
4.8	Security Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
4.9	Stock Tender and Exchange Agreement, dated November 22, 2000, by and among Sitestar Corporation and Frank and Julie Erhartic, the owners of FRE Enterprises, Inc.	****
21.1	Subsidiaries of the Registrant	#
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	F
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	F
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	F

_____________________

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

        Date of Filing              Description

        December 10, 2002     Stock Redemption Agreement for 32,483,346 shares of common stock

        February 10, 2003       Change in certifying accountant

        March 6, 2003             Letter regarding change in certifying accountant

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB appears on the Company’s Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2004

SITESTAR CORPORATION

By:    /s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                              Title                                                                        Date

 /s/ Frank Erhartic, Jr.                     President, Chief Financial                                           April 14, 2004

 Frank Erhartic, Jr.                            Officer, Director

                                                        (Principal Executive Officer,

                                                        Principal Financial Officer,

                                                        Principal Accounting Officer)

/s/ Julie Erhartic                                Secretary, Director                                                    April 14, 2004

 Julie Erhartic