Form 10QSB
period 2004-03-31
SITESTAR CORP
filed 2004-05-19
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, the issuer had 109,739,142 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

Index

Page

Number

PART I.  FINANCIAL INFORMATION

 3

Item 1.  Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheet as of March 31, 2004

 3

Condensed Consolidated Statements of Operations for

the three months ended March 31, 2004 and 2003

5

Condensed Consolidated Statements of Cash Flows for

the three months ended March 31, 2004 and 2003

 6

Notes to Condensed Consolidated Financial Statements

  8

Item 2.   Management's Discussion and Analysis of Financial Condition

              and Results of Operations

  13

Item 3.   Controls and Procedures

       18

Part II.OTHER INFORMATION

      18

Item 1.  Legal Proceedings

      18

Item 2.  Change in Securities

      18

Item 3.  Defaults Upon Senior Securities

        18

Item 4.  Submission of Matters to a Vote of Security Holders

          18

Item 5.  Other Information

      18

Item 6.  Exhibits and Reports on Form 8-K

          18

SIGNATURES

       19

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                                  $

25,804

   Accounts receivable, net of allowance of $11,702

95,926

   Inventory

   122,635

     Total current assets

244,365

PROPERTY AND EQUIPMENT, net

323,544

CUSTOMER LIST, net

 441,931

GOODWILL

1,288,559

OTHER ASSETS

    9,549

TOTAL ASSETS                                                                                  $

    2,307,948

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

MARCH 31, 2004

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Bank overdraft                                                                                 $

 96,864

   Accounts payable

223,917

   Accrued expenses

130,068

   Deferred revenue

 345,743

   Note payable – stockholders, current portion

291,959

   Notes payable, current portion

      136,498

     Total current liabilities

 1,225,049

NOTES PAYABLE – STOCKHOLDERS, less current portion

 736,231

NOTES PAYABLE, less current portion

132,535

CONTINGENT LIABILITY                                                                             241,518

TOTAL LIABILITIES

     2,335,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred Stock, $.001 par value, 10,000,000 shares

     authorized, 0 shares issued and outstanding

 -

   Common Stock, $.001 par value, 300,000,000 shares

    authorized, 109,739,142 shares issued and outstanding

109,739

   Additional paid-in capital

13,872,966

   Treasury stock, $.001 par value, 32,483,346 common shares

(681,854)

   Accumulated deficit                                                                           (

      13,328,236)

     Total stockholders’ deficit

          (27,385)

TOTAL LIABILITIES AND

   STOCKHOLDERS' EQUITY                                                             $

      2,307,948

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

2004

2003

REVENUE

  Internet service revenue

$    737,519

$    783,862

  Retail revenue

74,623

110,049

    TOTAL REVENUE

$    812,142

$    893,911

COST OF REVENUE

  Cost of Internet service revenue

302,708

371,708

  Cost of retail revenue

49,377

49,518

    TOTAL COST OF REVENUE

352,085

421,226

GROSS PROFIT

460,057

472,685

SELLING, GENERAL AND

 ADMINISTRATIVE EXPENSES

466,612

436,196

INCOME (LOSS) FROM OPERATIONS

(6,555)

36,489

OTHER INCOME (EXPENSES)

(62,336)

(86,529)

INCOME (LOSS) BEFORE INCOME TAXES

(68,891)

(50,040)

INCOME TAXES

         -

          -

NET LOSS

$    (68,891)

$    (50,040)

BASIC AND DILUTED LOSS PER SHARE

$      (0.00)

$      (0.00)

WEIGHTED AVERAGE SHARES

  OUTSTANDING - BASIC AND DILUTED

105,032,310

101,593,147

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

2004

2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net  loss

$    (68,891)

$     (50,040)

   Adjustments to reconcile net income (loss) to net

cash provided by operating activities:

Depreciation and amortization expense

107,744

115,289

Bad debt expense

89,161

77,526

  (Increase) decrease in:

Accounts receivable

(84,476)

5,100

       Inventory

(3,843)

(15,175)

Increase (decrease) in:

Accounts payable

(6,549)

6,088

Accrued expenses

(1,817)

5,202

Deferred revenue

28,958

22,115

Net cash provided by operating activities

60,287

166,105

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment

        -

(1,517)

Net cash used in investing activities

        -

(1,517)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in bank overdraft

96,864

-

Net proceeds from notes payable – stockholders

102,550

-

Repayment of notes payable

(72,750)

(82,338)

Repayment of convertible debenture

(100,000)

-

Repayment of notes payable – stockholders

(109,011)

(98,762)

Payment on capital lease obligation

         -

(8,758)

Net cash used in financing activities

(82,347)

(189,860)

NET DECREASE IN CASH

   AND CASH EQUIVALENTS

(22,060)

(25,272)

CASH AND CASH EQUIVALENTS -

   BEGINNING OF PERIOD

47,864

32,082

CASH AND CASH EQUIVALENTS -

   END OF PERIOD

$    25,804

$      6,810

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (continued)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2004 and 2003, the Company paid no income taxes and interest of approximately $62,000 and $87,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock valued at $79,999 were issued in connection with the Settlement Agreement described in note 3.  In addition, related to the Settlement Agreement, interest accrued on the convertible debenture was removed and an increase in the contingent liability was recorded of $21,518.  An additional 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net.  The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.

See the accompanying notes to the consolidated financial statements

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $68,891 during the three months ended March 31, 2004 and, as of that date, had a working capital deficit of $980,684.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  However, we believe that our existing cash, cash equivalents, and cash flow from operations and our ability to obtain favorable financing will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

Certain expenses previously reported in the financial statements for the quarter ended March 31, 2003 have been reclassified to conform to the three months ended March 31, 2004 financial statement presentation.

NOTE 2 – EARNINGS PER SHARE

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE DEBENTURE

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.  The debentures bore interest at 12% per annum and were due on May 1, 2001.   The debentures were convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures, the Company recognized a financing charge in 2000 of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures were valued at $121,543 using the Black-Scholes model.  Since these debentures were convertible on issuance, preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the term of the debentures.

On August 14, 2000, the Company issued two additional convertible debentures aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except with a due date of August 14, 2001.  In connection with these debentures, the Company recognized a financing charge in 2000 in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model.  Since these debentures were convertible on issuance, the preferential conversion costs were expensed immediately and the value of the warrants was recognized as financing costs over the term of the debentures.

During the year ended December 31, 2002, the holders of the debentures converted $12,200 of principal and $9,000 of accrued interest into 1,218,255 and 1,500,000, respectively, shares of the Company’s common stock.  In addition, during the year ended December 31, 2002, the Company repaid $325,000 of these debentures in cash.

On a cumulative basis through December 31, 2002, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of the Company’s common stock.  Also as of December 31, 2002, the Company repaid $335,000 of these debentures in cash.

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York.  The complaint alleged the Company and the officers breached their contractual and fiduciary duties.  This proceeding was a dispute over the amount owed on the convertible debentures.

Effective January 31, 2004 the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with the Convertible Debenture Holders whereby all legal action pending regarding the convertible debentures held by the Convertible Debenture Holders was dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE DEBENTURE, continued

The terms of the Agreement included a cash payment of $100,000 plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share.  The Agreement limits the number of shares the Convertible Debenture Holders can sell in any calendar month to 500,000 shares, beginning May 2004.  In exchange, the Company agreed to guarantee an average price of $.08 per share for the common stock that is sold.  To the extent that there is a difference between the actual selling price and the guaranteed selling price, the Company is obligated to pay the difference to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment can only be made between January 1, 2005 and February 2005.

As a result of signing the Agreement, the Company recognized a contingent liability of $241,518 as of March 31, 2004 representing management’s estimate of the potential additional payment that could be required under the terms of the Agreement related to the stock price guarantee.

NOTE 4 – COMMON STOCK

During the three months ended March 31, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000  shares of common stock were issued in connection with the Settlement Agreement described in note 3. An additional 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net. The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.

NOTE 5 – SEGMENT INFORMATION

The Company has four business units that have separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville and Lynchburg, Virginia and Mt. Airy, North Carolina areas.  The Development group provides customer software programming to companies, principally in the manufacturing industries.  The Retail group operates a retail computer store in Lynchburg, Virginia and in Mt. Airy, North Carolina as well as providing toner cartridge remanufacturing services in Lynchburg, Virginia (http://www.recharge.net).

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2004 and 2003:

March 31, 2004

    ------------------------------------------------------------------------------------------------------------------

Corporate

Internet

Development

Retail

Consolidated

         Revenue

$            -

$    704,084

$ 33,435

$   74,623

$   812,142

        Operating income (loss)

$ (28,558)

$      17,577

$   1,244

$     3,182

$      (6,555)

        Depreciation and

          Amortization

$            -

$   106,671

$          -

$    1,075

$     07,746

        Interest expense

$  (8,973)

$    (53,364)

$          -

$            -

$    (62,337)

        Intangible assets

$           -

$1,740,039

$          -

$            -

$1,740,039

        Total assets

$           -

$2,196,956

$          -

$110,992

$2,307,948

March 31, 2003

    ------------------------------------------------------------------------------------------------------------------

Corporate

Internet

Development

Retail

Consolidated

         Revenue

$            -

$    752,235

$31,627

$ 110,049

$    893,911

        Operating Income (loss)

$   (9,660)

$      29,043

$  5,092

$   12,015

$      36,489

        Depreciation and

          Amortization

$            -

$    114,511

$         -

$       778

$    115,288

        Interest expense

$ (22,127)

$    (64,403)

$         -

$            -

$    (86,529)

        Intangible assets

$            -

$1,997,176

$         -

$            -

$1,997,176

        Identifiable assets

$            -

$2,461,860

$         -

$132,730

$2,594,590

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosure for financial instruments within its scope.  The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatory redeemable financial instruments.  For certain mandatory redeemable financial instruments, the statement will be effective as of January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of this statement.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in the Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

We are a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers.  We serve primarily the Virginia and North Carolina markets. In November 2003, we announced the launch of our national dial-up Internet service which made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost TM Broadband Dial-Up technology which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  Our national Internet service is marketed under the brand name SurfWithUs.net to differentiate it from our regional services.  We utilize our own infrastructure and have affiliations that allow us to expand our network and services to most of the United States.

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

Our Internet Service Provider (ISP) division has three sites of operation (http://www.sitestar.net, http://www.lynchburg.net and http://www.advi.net).  These are located in Lynchburg Virginia, Martinsville Virginia and Mt. Airy North Carolina.  We provide both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing our own infrastructure and affiliations to provide services to thousands of service locations throughout the United States. Our web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

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

Our computer programming and consulting services help companies automate their businesses.  Our primary focus is providing software and programming services for the manufacturing industry. Our flagship product is a software package called Sales Force Automation (SFA).  We are currently developing a new product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the three months ended March 31, 2004 and 2003.  Operating results for any period are not necessarily indicative of results for any future period.

	For the three months ended March 31, 2004 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	-	$704,084	$33,435	$74,623	$812,142
Cost of Revenue	-	270,517	32,191	49,377	352,085
	______	______	______	______	______
Gross profit	-	433,567	1,244	25,246	460,057
Operating expenses	28,558	415,990	-	22,064	466,612
	______	______	______	______	______
Income (loss) from operations	(28,558)	17,577	1,244	3,182	(6,555)
Other income (expense)	(8,973)	(53,363)	-	-	(62,336)
	______	______	______	______	______
Net income (loss)	$(37,531)	$(35,786)	1,244	3,182	$(68,891)
	=======	=======	=======	======	=======

EBITDA(1)	$(28,558)	$124,248	$1,244	$4,257	$101,191

	For the three months ended March 31, 2003 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	-	$752,235	$31,627	$110,049	$893,911
Cost of Revenue	-	345,173	26,535	49,518	421,226
	______	______	______	______	______
Gross profit	-	407,062	5,092	60,531	472,685
Operating expenses	9,660	378,019	-	48,517	436,196
	______	______	______	______	______
Income (loss) from operations	(9,660)	29,043	5,092	12,015	36,489
Other income (expense)	(22,127)	(64,403)	-	-	(86,529)
	______	______	______	______	______
Net income (loss)	$(31,787)	$(35,360)	$5,092	$12,015	$(50,040)
	======	=======	=======	======	=======

EBITDA(1)	$(9,660)	$143,554	$5,092	$12,792	$151,778

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003 (Unaudited)

REVENUE.  Revenue for the three months ended March 31, 2004 decreased by $81,769 or 9.1% from $893,911 for the three months ended March 31, 2003 to $812,142 for the same period in 2004.  Internet sales decreased $48,151 or 6.4% from $752,235 for the three months ended March 31, 2003 to $704,084 for the same period in 2004.  Internet sales decreased due to declining dial-up customers.  While we continue to sign up new customers, the trend is moving towards growth in broadband internet connections resulting in churn in excess of growth for dial-up customers.  In addition to the slight decrease in internet sales, retail sales decreased $35,426 or 32.2% for the three months ended March 31, 2004 from $110,049 for the three months ended March 31, 2003 to $74,623 for the same period in 2004.  This decrease is due primarily to a slow economy and competition from large retail establishments.

COST OF REVENUE. Costs of revenue for the three months ended March 31, 2004 decreased by $69,141 or 16.4% from $421,226 for the three months ended March 31, 2003 to $352,085 for the same period in 2004.  Internet cost of revenue decreased $74,656 or 21.6% from $345,173 for the three months ended March 31, 2003 to $270,517 for the same period in 2004.  This decrease is primarily due to decreases in telecommunication expenses.  Telecommunication expenses decreased $49,980 or 18.4% from $272,138 for the three months ended March 31, 2003 to $222,158 for the same period in 2004 and reflects negotiations of more favorable contracts and  more efficient use of network capacity.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2004 increased by $30,416 or 7.0% from $436,196 for the three months ended March 31, 2003 to $466,612 for the same period in 2004.  The primary reason for this increase is professional fees.  Professional fees increased $25,506 for the three months ended March 31, 2004 from $3,052 for the three months ended March 31, 2003 to $28,558 for the same period in 2004.  Corporate expenses of $28,558 for the three months ended March 31, 2004 consisted of professional fees.  Corporate expenses of $9,660 for the three months ended March 31, 2003 consisted of other expenses.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2004 decreased by $24,193 or 28.0% from $86,529 for the three months ended March 31, 2003 to $62,336 for the same period in 2004.  This decrease is a result of reducing principal loan balances and negotiations of more favorable interest rates on loan renewals.

BALANCE SHEET.    Net accounts receivable decreased by $4,685 or 4.7% on March 31, 2004 from $100,611 on December 31, 2003 to $95,926 on March 31, 2004.  Accounts payable and accrued expenses decreased $6,549 or 2.8% and $63,922 or 32.9% respectively from $230,466 and $193,990 on December 31, 2003 to $223,917 and $130,068 respectively on March 31, 2004.  The primary reason for this decrease is improved collections on older accounts receivable providing the cash flow. Deferred revenue increased $28,958 from $316,785 on December 31, 2003 to $345,743 on March 31, 2004 representing a higher volume of customer accounts that have been prepaid.  Long-term notes payable decreased by $8,038 or 5.7% on March 31, 2004 from $140,573 on December 31, 2003 to $132,535 on March 31, 2004.  Long-term notes payable to stockholders increased net $76,280 on March 31, 2004 from $659,951 on December 31, 2003 to $736,231 on March 31, 2004.  The increase in long-term notes payable to stockholders is a result of refinancing the convertible debenture and was offset in part by reductions in principal balances on other notes.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, we generated EBITDA (earnings before interest, taxes, depreciation and amortization) at our operating subsidiary level of $129,749 which consists of revenue less cost of revenue and operation expenses.  This amount was offset in part by EBITDA at the corporate level of $(28,558).  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  We applied EBITDA from operations of $129,749 to reduce the principal balances on notes payable and convertible debenture in addition to funding our operations for the three months ended March 31, 2004.

On May 11, 2000, we issued two convertible debentures aggregating $500,000.  The debentures bore interest at 12% per annum and were due on May 1, 2001.  The debentures were convertible into shares of our common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for our common stock during the 20 trading days immediately preceding the conversion date.  In addition, we also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures, we recognized a financing charge in 2000 of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures were valued at $121,543 using the Black-Scholes model.  Since these debentures were convertible on issuance, preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the term of the debentures.

On August 14, 2000, we issued two additional convertible debentures aggregating $500,000 to the holders of the above-mentioned debentures for the same terms described above, except with a due date of August 14, 2001.  In connection with these debentures, we recognized a financing charge in 2000 in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model.  Since these debentures were convertible on issuance the preferential conversion costs were expensed immediately and the value of the options was recognized as financing costs over the term of the debentures.

During the year ended December 31, 2002, the holders of the debentures converted $12,200 of principal and $9,000 of accrued interest into 1,218,255 and 1,500,000, respectively, shares of our common stock.  In addition, during the year ended December 31, 2002, we repaid $325,000 of these debentures in cash.

On a cumulative basis through December 31, 2002, the holders of the debentures converted $525,588 of principal and $99,820 of accrued interest into 14,319,156 and 5,176,352, respectively, shares of our common stock.  Also as of December 31, 2002, we repaid $335,000 of these debentures in cash.

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York.  The complaint alleged the Company and the officers breached their contractual and fiduciary duties.  This proceeding was a dispute over the amount owed on the convertible debentures.  The original dispute arose over a significant payment issued by a conversion of stock that was neither applied to the principal or interest balance by the Convertible Debenture Holders.

Effective January 31, 2004, we entered into a Settlement Agreement and Mutual Release (the “Agreement”) with the Convertible Debenture Holders whereby all legal action pending regarding the convertible debentures held by the Convertible Debenture Holders was dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

The terms of the Agreement included a cash payment of $100,000 plus issuance of 4,000,000 shares of our common stock at a conversion price of $.02 per share.  The Agreement limits the number of shares the Convertible Debenture Holders can sell in any calendar month to 500,000 shares, beginning in May 2004.  In exchange, we agreed to guarantee an average price of $.08 per share for the stock that is sold.  To the extent that there is a differential between the actual selling price and the guaranteed selling price, the Company is obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment can only be made between January 1, 2005 and February 28, 2005.

As a result of signing the Agreement, we recognized a contingent liability of $241,518 as of March 31, 2004, representing management's estimate of the potential additional payment that could be required under the terms of the Agreement related to the stock price guarantee.

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been our highest exposure to collection risk.

To help offset this exposure, we have added a late payment fee to encourage timely payments by customers.  Another effort to improve customer billing and collections was the implementation of a uniform manual invoice processing fee which also helps speed up the billing and collections process.

The aging of accounts receivable as of March 31, 2004 is as shown:

Current	$ 30,308	32%
30 +	33,857	35%
60 +	31,761	33%
Total	$ 95,926	100%

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

Item 3.    Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Change in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

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

Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:  May 19, 2004