Form 10QSB
period 2004-06-30
SITESTAR CORP
filed 2004-08-16
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, the issuer had 109,739,142 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

Index

Page

Number

PART I.  FINANCIAL INFORMATION

 3

Item 1.  Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheet as of June 30, 2004

 3

Condensed Consolidated Statements of Operations for

the three months ended June 30, 2004 and 2003

5

Condensed Consolidated Statements of Operations for

the six months ended June 30, 2004 and 2003

6

Condensed Consolidated Statements of Cash Flows for

the six months ended June 30, 2004 and 2003

 7

Notes to Condensed Consolidated Financial Statements

  9

Item 2.   Management's Discussion and Analysis

  15

Item 3.   Controls and Procedures

       20

Part II.  OTHER INFORMATION

      21

Item 1.  Legal Proceedings

      21

Item 2.  Change in Securities

      21

Item 3.  Defaults Upon Senior Securities

        21

Item 4.  Submission of Matters to a Vote of Security Holders

          21

Item 5.  Other Information

      21

Item 6.  Exhibits and Reports on Form 8-K

          21

SIGNATURES

       22

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$70,137
Accounts receivable, net of allowance of $9,676	85,835
Inventory	102,481

Total current assets	258,453

PROPERTY AND EQUIPMENT, net	348,575
CUSTOMER LIST, net	513,328
GOODWILL	1,288,559
OTHER ASSETS	32,185

TOTAL ASSETS	$2,441,100

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

JUNE 30, 2004

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Bank overdraft	$85,797
Accounts payable	290,122
Accrued expenses	153,058
Deferred revenue	361,896
Note payable – stockholders, current portion	204,572
Notes payable, current portion	237,133

Total current liabilities	1,332,578

NOTES PAYABLE – STOCKHOLDERS, less current portion	707,711
NOTES PAYABLE, less current portion	231,253
CONTINGENT LIABILITY	273,518

TOTAL LIABILITIES	2,545,060

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-
Common Stock, $.001 par value, 300,000,000 shares
authorized, 109,739,142 shares issued and outstanding	109,739
Additional paid-in capital	13,872,966
Treasury stock, $.001 par value, 32,483,346 common shares	(681,854)
Accumulated deficit	(13,404,811)

Total stockholders’ deficit	(103,960)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$2,441,100

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003

REVENUE
Internet service revenue	$669,457	$854,826
Retail revenue	75,884	111,338
TOTAL REVENUE	745,341	966,164

COST OF REVENUE
Cost of Internet service revenue	292,748	376,411
Cost of retail revenue	69,276	72,232
TOTAL COST OF REVENUE	362,024	448,643

GROSS PROFIT	383,317	517,521

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	372,096	427,442

INCOME FROM OPERATIONS	11,221	90,079

OTHER INCOME (EXPENSES)	(87,797)	(66,471)

INCOME (LOSS) BEFORE INCOME TAXES	(76,576)	23,608

INCOME TAXES	-	-

NET INCOME (LOSS)	$(76,576)	$23,608

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	109,739,142	101,593,147

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003

REVENUE
Internet service revenue	$1,406,977	$1,637,304
Retail revenue	150,507	222,772
TOTAL REVENUE	1,557,484	1,860,076

COST OF REVENUE
Cost of Internet service revenue	595,455	748,046
Cost of retail revenue	118,653	139,662
TOTAL COST OF REVENUE	714,108	887,708

GROSS PROFIT	843,376	972,368

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	838,708	845,800

INCOME FROM OPERATIONS	4,668	126,568

OTHER INCOME (EXPENSES)	(150,134)	(153,000)

LOSS BEFORE INCOME TAXES	(145,466)	(26,432)

INCOME TAXES	-	-

NET LOSS	$(145,466)	$(26,432)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	109,739,142	101,593,147

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,466)	$(26,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	215,506	228,750
Bad debt expense	151,358	131,513
Contingent expense refinancing settlement	32,000	-
(Increase) decrease in:
Accounts receivable	(136,583)	(76,376)
Inventory	16,311	(15,356)
Increase (decrease) in:
Accounts payable	59,656	5,038
Accrued expenses	21,174	82,335
Deferred revenue	(4,890)	(36,076)

Net cash provided by operating activities	209,066	293,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(512)	(6,517)

Net cash used in investing activities	(512)	(6,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	85,797	(12,853)
Net proceeds from notes payable – stockholders	105,100	31,550
Repayment of notes payable	(225,738)	(122,048)
Repayment of convertible debenture	(100,000)	-
Repayment of notes payable – stockholders	(51,440)	(191,066)
Payment on capital lease obligation	-	(10,484)

Net cash used in financing activities	(186,281)	(304,901)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,273	(18,022)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	47,864	32,083

CASH AND CASH EQUIVALENTS -END OF PERIOD	$70,137	$14,061

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (continued)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2004 and 2003, the Company paid no income taxes and interest of approximately $118,000 and $153,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock valued at $79,999 were issued in connection with the Settlement Agreement described in note 3.  In addition, related to the Settlement Agreement, interest accrued on the convertible debenture was removed and an increase in the contingent liability was recorded of $21,518.  Also 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net.  The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.

On June 30, 2004, the Company acquired 100% of the Internet-related assets of Virginia Link Internet and Network Management, Inc., a Virginia corporation, an Internet Service Provider located in Galax, Virginia, and Mount Airy Networks, LLC, a North Carolina limited liability company, an Internet Service Provider located in Mount Airy, North Carolina.  The total purchase price was $226,314 representing the fair value of the assets acquired, less $50,000 for deferred revenues and less a 10% discount, for a purchase price of $176,314 which consisted of a non-interest bearing note payable over 30 months.

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB.  The results of the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $145,466 during the six months ended June 30, 2004 and, as of that date, had a working capital deficit of $1,074,125.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  However, we believe that our existing cash, cash equivalents, and cash flow from operations and our ability to obtain favorable financing will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months.

NOTE 2 – EARNINGS PER SHARE

The Financial Accounting Standards No. 128, "Accounting for Earnings Per Shares" requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period.

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

As a result of signing the Agreement, the Company recognized a contingent liability of $273,518 as of June 30, 2004 representing management’s estimate of the potential additional payment that could be required under the terms of the Agreement related to the stock price guarantee.

NOTE 4 – COMMON STOCK

During the six months ended June 30, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock were issued in connection with the Settlement Agreement described in note 3. An additional 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net. The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.

NOTE 5 – SEGMENT INFORMATION

The Company has four business units that have separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville, Galax and Lynchburg, Virginia and Mt. Airy, North Carolina areas.  The Development group provides customer software programming to companies, principally in the manufacturing industries.  The Retail group operates a retail computer store in Lynchburg, Virginia and in Mt. Airy, North Carolina as well as providing toner cartridge remanufacturing services in Lynchburg, Virginia (http://www.recharge.net).

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2004 and 2003:

		June 30, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$638,942	$30,515	$75,884	$745,341
Operating income (loss)	(22,421)	44,179	4,347	(14,884)	11,221
Depreciation and
Amortization	$-	$106,685	$-	$1,075	$107,760
Interest expense	(4,856)	(50,941)	-	-	(55,797)
Intangible assets	$-	$1,751,887	$-	$-	$1,751,887
Total assets	$-	$2,302,135	$-	$88,965	$2,391,100

		June 30, 2003

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$819,369	$35,930	$110,865	$966,164
Operating Income (loss)	(61,905)	145,190	(9,432)	16,226	90,079
Depreciation and
Amortization	$-	$112,685	$-	$777	$113,462
Interest expense	(19,782)	(46,615)	-	(74)	(66,471)
Intangible assets	$-	$1,870,618	$-	$-	$1,870,618
Identifiable assets	$-	$2,346,761	$-	$139,217	$2,485,978

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2004 and 2003:

		June 30, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$1,343,027	$63,950	$150,507	$1,557,484
Operating income (loss)	(50,979)	61,758	5,591	(11,702)	4,668
Depreciation and
Amortization	$-	$213,356	$-	$2,150	$215,506
Interest expense	(13,829)	(104,305)	-	-	(118,134)
Intangible assets	$-	$1,751,887	$-	$-	$1,751,887
Total assets	$-	$2,302,135	$-	$88,965	$2,391,100

		June 30, 2003

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$1,571,605	$67,557	$220,914	$1,860,076
Operating Income (loss)	(71,565)	174,233	(4,340)	28,241	126,569
Depreciation and
Amortization	$-	$227,195	$-	$1,555	$228,750
Interest expense	(41,909)	(111,018)	-	(74)	(153,000)
Intangible assets	$-	$1,870,618	$-	$-	$1,870,618
Identifiable assets	$-	$2,346,761	$-	$139,217	$2,485,978

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITIONS

Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC

On June 30, 2004, the Company acquired 100% of the Internet-related assets of Virginia Link Internet and Network Management, Inc., a Virginia corporation, an Internet Service Provider located in Galax, Virginia, and Mount Airy Networks, LLC, a North Carolina limited liability company, an Internet Service Provider located in Mount Airy, North Carolina.  The total purchase price was $226,314 representing the fair value of the assets acquired, less $50,000 for deferred revenues and less a 10% discount, for a purchase price of $176,314 which consisted of a non-interest bearing note payable over 30 months.

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

The fair value of assets acquired is summarized as follows:

Equipment	$ 42,689
Customer list	159,625
Non-compete agreement	24,000
Purchase price	$ 226,314 ========

Since the acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC was consummated on June 30, 2004, there are no results of operations of these companies included in the accompanying June 30, 2004 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2004 and 2003 and reflects the results of operations of the Company as if the acquisition of Virginia Link and Network Management, Inc. and Mount Airy Networks, LLC had been effective January 1, 2003.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2004	2003
Net sales	$ 1,781,817	$ 2,084,409
Gross profit	$ 1,036,309	$ 1,165,301
Selling, general and administrative expenses	$ 848,048	$ 855,140
Net income	$ 6,327	$ 125,361
Basic loss per share	$ (0.00)	$ (0.00)

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

Overview

The Company is a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers.  The Company serves primarily the Virginia and North Carolina markets. In November 2003, the Company announced the launch of the national dial-up Internet service which made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost TM Broadband Dial-Up technology which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net to differentiate it from the Company’s regional services.  The Company utilizes its own infrastructure and has affiliations that allow it to expand its network and services to most of the United States.

The products and services the Company provides includes:

•    Internet access services;

•    Acceleration services;

•    Web design services;

•    Web hosting services;

•    End to end e-commerce solutions;

•    Online marketing consulting;

•    Computer and related products sales and services;

•    Toner and ink cartridge remanufacturing services; and

•    Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has four sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net and http://www.valink.com).  These are located in Lynchburg, Virginia, Martinsville, Virginia, Mt. Airy, North Carolina and Galax, Virginia.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States. The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

The Company’s Computer Sales and Service division (http://www.computersbydesign.com) also provides sales and services out of the office locations. The Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services. The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to customers over buying brand new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The primary focus is providing software and programming services for the manufacturing industry. The Company’s flagship product is a software package called Sales Force Automation (SFA).  The Company has developed a new product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the six months ended June 30, 2004 and 2003.  Operating results for any period are not necessarily indicative of results for any future period.

	For the six months ended June 30, 2004 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	-	$1,343,027	$63,950	$150,507	$1,557,484
Cost of Revenue	-	537,097	58,358	118,653	714,108
	______	______	______	______	______
Gross profit	-	805,930	5,592	31,854	843,376
Operating expenses	50,979	744,173	-	43,556	838,708
	______	______	______	______	______
Income (loss) from operations	(50,979)	61,757	5,592	(11,702)	4,668
Other income (expense)	(45,829)	(104,305)	-	-	(150,134)
	______	______	______	______	______
Net income (loss)	$(96,808)	$(42,548)	5,592	(11,702)	$(145,466)
	=======	=======	=======	======	=======

EBITDA(1)	$(82,979)	$275,111	$5,592	$(9,551)	$188,173

	For the six months ended June 30, 2003 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	-	$1,571,605	$67,557	$220,914	$1,860,076
Cost of Revenue	-	678,896	71,897	136,915	887,708
	______	______	______	______	______
Gross profit	-	892,709	(4,340)	83,999	972,368
Operating expenses	71,565	718,475	-	55,759	845,799
	______	______	______	______	______
Income (loss) from operations	(71,565)	174,234	(4,340)	28,240	126,569
Other income (expense)	(41,909)	(111,018)	-	(74)	(153,000)
	______	______	______	______	______
Net income (loss)	$(113,474)	$63,216	$(4,340)	$28,166	$(26,432)
	======	=======	=======	======	=======

EBITDA(1)	$(71,565)	$401,428	$(4,340)	$29,796	$355,319

-------------------

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of revenue less cost of revenue and operating expense.  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  EBITDA is presented to enhance an understanding of the Company’s operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. See Liquidity and Capital Resources section for further discussion of cash generated from operations.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003 (Unaudited)

REVENUE.  Revenue for the six months ended June 30, 2004 decreased by $302,592 or 16.3% from $1,860,076 for the six months ended June 30, 2003 to $1,557,484 for the same period in 2004.  Internet sales decreased $230,327 or 14.1% from $1,637,304 for the six months ended June 30, 2003 to $1,406,977 for the same period in 2004.  Internet sales decreased due to declining dial-up customers.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband internet connections and more choices for consumers resulting in churn in excess of growth for dial-up customers.  To stem this trend and to provide for future revenue growth, the Company’s strategy is to continue to consummate acquisitions of Internet Service Providers as with the June 30, 2004 acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC.  The Company also intends to promote more on a national level.  In addition to the decrease in internet sales, retail sales decreased $72,265 or 32.4% for the six months ended June 30, 2004 from $222,772 for the six months ended June 30, 2003 to $150,507 for the same period in 2004.  This decrease is due primarily to competition from larger retail establishments.

COST OF REVENUE. Costs of revenue for the six months ended June 30, 2004 decreased by $173,600 or 19.6% from $887,708 for the six months ended June 30, 2003 to $714,108 for the same period in 2004.  Internet cost of revenue decreased $152,591 or 20.4% from $748,046 for the six months ended June 30, 2003 to $595,455 for the same period in 2004.  This decrease is primarily due to decreases in telecommunication expenses and other direct costs.  Telecommunication expenses decreased $56,593 or 11.2% from $503,612 for the six months ended June 30, 2003 to $447,019 for the same period in 2004 and reflects negotiations of more favorable contracts and more efficient use of network capacity.

OPERATING EXPENSES. Operating expenses for the six months ended June 30, 2004 decreased by $7,092 or 0.8% from $845,800 for the six months ended June 30, 2003 to $838,708 for the same period in 2004.  The primary reason for this decrease is a general tightening of operating expenses.  Corporate expenses of $50,979 for the six months ended June 30, 2004 consisted primarily of professional fees.  Corporate expenses of $71,565 for the six months ended June 30, 2003 consisted of professional fees of $51,581, consulting fees of $18,000 and other expenses of $1,984.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2004 decreased by $34,866 or 22.8% from $153,000 for the six months ended June 30, 2003 to $118,134 for the same period in 2004.  This decrease is a result of reducing principal loan balances and negotiations of more favorable interest rates on loan renewals.

BALANCE SHEET.    Net accounts receivable decreased by $14,776 or 14.7% on June 30, 2004 from $100,611 on December 31, 2003 to $85,835 on June 30, 2004.  The primary reason for this decrease is improved collections on older accounts receivable providing increased cash flow.  Inventory decreased by $16,311 or 13.7% on June 30, 2004 from $118,792 on December 31, 2003 to $102,481 on June 30, 2004.  Accounts payable increased $59,656 or 25.9% on June 30, 2004 from $230,466 on December 31, 2003 to $290,122 on June 30, 2004.  The increase in accounts payable was primarily offset by decreases in accrued expenses of $40,932 or 21.1% from $193,990 on December 31, 2003 to $153,058 on June 30, 2004.  Deferred revenue increased $45,111 or 14.2% from $316,785 on December 31, 2003 to $361,896 on June 30, 2004 representing customer accounts that have been prepaid.  Long-term notes payable increased by $90,680 or 64.5% on June 30, 2004 from $140,573 on December 31, 2003 to $231,253 on June 30, 2004.  Long-term notes payable to stockholders increased net $47,760 on June 30, 2004 from $659,951 on December 31, 2003 to $707,711 on June 30, 2004.  The increase in long-term notes payable to stockholders is a result of refinancing the convertible debenture and was offset in part by reductions in principal balances on other notes.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2004, the Company generated EBITDA (earnings before interest, taxes, depreciation and amortization) at the Company’s operating subsidiary level of $271,152 which consists of revenue less cost of revenue and operation expenses.  This amount was offset in part by EBITDA at the corporate level of $(82,979).  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  The Company applied EBITDA from operations of $271,152 to reduce the principal balances on notes payable in addition to funding operations for the six months ended June 30, 2004.

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.  The debentures bore interest at 12% per annum and were due on May 1, 2001.  The debentures were convertible into shares of the Company’s common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company’s common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures, the Company recognized a financing charge in 2000 of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures were valued at $121,543 using the Black-Scholes model.  Since these debentures were convertible on issuance, preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the term of the debentures.

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

Effective January 31, 2004, the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with the Convertible Debenture Holders whereby all legal action pending regarding the convertible debentures held by the Convertible Debenture Holders was dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

The terms of the Agreement included a cash payment of $100,000 plus issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share.  The Agreement limits the number of shares the Convertible Debenture Holders can sell in any calendar month to 500,000 shares, beginning in May 2004.  In exchange, the Company agreed to guarantee an average price of $.08 per share for the stock that is sold.  To the extent that there is a differential between the actual selling price and the guaranteed selling price, the Company is obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment can only be made between January 1, 2005 and February 28, 2005.

As a result of signing the Agreement, the Company recognized a contingent liability of $273,518 as of June 30, 2004, representing management's estimate of the potential additional payment that could be required under the terms of the Agreement related to the stock price guarantee.

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

The aging of accounts receivable as of June 30, 2004 is as shown:

Current	$ 26,684	28%
30 +	40,897	43%
60 +	27,930	29%
Total	$ 95,511	100%

The Company believes that the existing cash, cash equivalents, and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the working capital and capital expenditure requirements for at least the next 12 months.  If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the Company may need to slow down or stop the expansion of Internet Service Providers and reduce the marketing and development efforts. Any of these events could harm the Company’s business, financial condition or results of operations.  The Company currently has no off-balance sheet financing nor does the Company anticipate any.

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company’s ability to expand the customer base, make strategic acquisitions, general market conditions, and competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Item 3.    Controls and Procedures

The Company’s President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Change in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

On June 30, 2004, the Company acquired 100% of the Internet-related assets of Virginia Link Internet and Network Management, Inc., a Virginia corporation, an Internet Service Provider located in Galax, Virginia, and Mount Airy Networks, LLC, a North Carolina limited liability company, an Internet Service Provider located in Mount Airy, North Carolina.  The total purchase price was $226,314 representing the fair value of the assets acquired, less $50,000 for deferred revenues and less a 10% discount, for a purchase price of $176,314 which consisted of a non-interest bearing note payable over 30 months.

Item 6.     Exhibits and Reports on Form 8-K

(a)

Exhibits

10.1

Definitive Purchase Agreement with Virginia Link Internet, dated June 30, 2004

10.2

Definitive Purchase Agreement with Network Management, Inc., dated June 30, 2004

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

SITESTAR CORPORATION

Date: August 16, 2004

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and Principal Accounting Officer)

Date: August 16, 2004

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)