Form 10QSB
period 2004-09-30
SITESTAR CORP
filed 2004-10-29
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, the issuer had 109,739,142 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

Index

Page

Number

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements (Unaudited)

3

Consolidated Balance Sheet as of September 30, 2004

3

Consolidated Statements of Operations for

the three months ended September 30, 2004 and 2003

5

Consolidated Statements of Operations for

the nine months ended September 30, 2004 and 2003

6

Consolidated Statements of Cash Flows for

the nine months ended September 30, 2004 and 2003

7

Notes to Consolidated Financial Statements

9

Item 2.   Management's Discussion and Analysis

16

Item 3.   Controls and Procedures

21

Part II.  OTHER INFORMATION

22

Item 1.  Legal Proceedings

22

Item 2.  Change in Securities

22

Item 3.  Defaults Upon Senior Securities

22

Item 4.  Submission of Matters to a Vote of Security Holders

22

Item 5.  Other Information

22

Item 6.  Exhibits and Reports on Form 8-K

22

SIGNATURES

23

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$87,051
Accounts receivable, net of allowance of $11,755	97,615
Accounts receivable, other	61,739
Inventory	101,235

Total current assets	347,640

PROPERTY AND EQUIPMENT, net	324,695
CUSTOMER LIST, net	411,800
GOODWILL	1,288,559
OTHER ASSETS	28,821

TOTAL ASSETS	$2,401,515

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET, Continued

SEPTEMBER 30, 2004

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Bank overdraft	$116,573
Accounts payable	268,687
Accrued expenses	172,350
Deferred revenue	307,754
Note payable – stockholders, current portion	114,911
Notes payable, current portion	226,858

Total current liabilities	1,207,133

NOTES PAYABLE – STOCKHOLDERS, less current portion	678,172
NOTES PAYABLE, less current portion	201,210
CONTINGENT LIABILITY	277,518

TOTAL LIABILITIES	2,364,033

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-
Common Stock, $.001 par value, 300,000,000 shares
authorized, 109,739,142 shares issued and outstanding	109,739
Additional paid-in capital	13,859,819
Treasury stock, $.001 par value, 32,483,346 common shares	(683,315)
Accumulated deficit	(13,248,761)

Total stockholders’ equity	37,482

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,401,515

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003

REVENUE
Internet service revenue	$740,070	$786,238
Retail revenue	63,742	121,153
TOTAL REVENUE	803,812	907,391

COST OF REVENUE
Cost of Internet service revenue	177,136	365,900
Cost of retail revenue	42,805	86,115
TOTAL COST OF REVENUE	219,941	452,015

GROSS PROFIT	583,871	455,376

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	371,718	408,130

INCOME FROM OPERATIONS	212,153	47,246

OTHER INCOME (EXPENSES)	(56,102)	(66,582)

INCOME (LOSS) BEFORE INCOME TAXES	156,051	(19,336)

INCOME TAXES	-	-

NET INCOME (LOSS)	$156,051	$(19,336)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	109,739,142	101,593,147

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003

REVENUE
Internet service revenue	$2,147,046	$2,399,648
Retail revenue	214,249	367,820
TOTAL REVENUE	2,361,295	2,767,468

COST OF REVENUE
Cost of Internet service revenue	772,591	1,116,693
Cost of retail revenue	161,458	223,031
TOTAL COST OF REVENUE	934,049	1,339,724

GROSS PROFIT	1,427,246	1,427,744

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	1,210,426	1,253,930

INCOME FROM OPERATIONS	216,820	173,814

OTHER INCOME (EXPENSES)	(206,236)	(219,583)

INCOME (LOSS) BEFORE INCOME TAXES	10,584	(45,769)

INCOME TAXES	-	-

NET INCOME (LOSS)	$10,584	$(45,769)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	108,432,357	101,593,147

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,584	$(45,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	342,797	392,599
Bad debt expense	198,828	156,859
Contingent expense on refinancing settlement	36,000	-
Gain on sale of assets	(13,125)
(Increase) decrease in:
Accounts receivable	(195,832)	(165,905)
Accounts receivable, other	(61,739)
Inventory	17,557	(24,459)
Other assets		4,090
Increase (decrease) in:
Accounts payable	38,221	105,671
Accrued expenses	40,465	(6,482)
Deferred revenue	(59,034)	759

Net cash provided by operating activities	354,722	417,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(512)	(13,017)

Net cash used in investing activities	(512)	(13,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	116,573	(48,376)
Net proceeds from notes payable – stockholders	107,650	119,729
Repayment of notes payable	(266,056)	(373,227)
Repayment of convertible debenture	(100,000)	-
Repayment of notes payable – stockholders	(173,190)	(76,836)
Payment on capital lease obligation	-	(13,999)

Net cash used in financing activities	(315,023)	(392,709)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,187	11,597

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	47,864	32,083

CASH AND CASH EQUIVALENTS -END OF PERIOD	$87,051	$43,680

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (continued)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2004 and 2003, the Company paid no income taxes and interest of approximately $183,000 and $220,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock valued at $79,999 were issued in connection with the Settlement Agreement described in note 3.  In addition, related to the Settlement Agreement, interest accrued on the convertible debenture was removed and an increase in the contingent liability was recorded of $25,518.  Also 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net.  The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.

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

Effective August 31, 2004, the Company entered into a Definitive Agreement selling the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar.  Thomas Albanese, the former manager of the SAT division, purchased the assets.  The new company is now doing business as Servatus Development, LLC, (Servatus).  The agreement consists of Albanese surrendering 1,460,796 shares of Sitestar stock and Sitestar receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management system that is currently under development.  Sitestar will provide office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $13,125 in the current reporting period, representing the excess of the value of the common stock received over the recorded basis of the assets sold.

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

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB.  The results of the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, as of September 30, 2004 the Company had a working capital deficit of $859,493.  That condition raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  However, the Company believes that our existing cash, cash equivalents, and cash flow from operations and our ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

NOTE 2 – EARNINGS PER SHARE

The Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" requires dual presentation of basic and diluted earnings per share on the face of the statements of operations and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of signing the Agreement, the Company recognized a contingent liability of $277,518 as of September 30, 2004 representing management’s estimate of the potential additional payment that could be required under the terms of the Agreement related to the stock price guarantee.

NOTE 4 – COMMON STOCK

During the nine months ended September 30, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock were issued in connection with the Settlement Agreement described in note 3. An additional 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net. The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.

NOTE 5 – SEGMENT INFORMATION

The Company has four business units that have separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville, Galax and Lynchburg, Virginia and Mt. Airy, North Carolina areas.  The Development group provides customer software programming to companies, principally in the manufacturing industries. (See Note 8)  The Retail group operates a retail computer store in Lynchburg, Virginia and in Mt. Airy, North Carolina as well as providing toner cartridge remanufacturing services in Lynchburg, Virginia (http://www.recharge.net).

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

SITESTAR CORPORATION

NOTES CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2004 and 2003:

		September 30, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$724,106	$15,964	$63,742	$803,812
Operating income (loss)	(10,632)	219,391	2,895	499	212,153
Depreciation and
Amortization	-	126,125	-	1,076	127,291
Interest expense	(1,973)	(63,254)	-	-	(65,227)
Intangible assets	-	1,729,180	-	-	1,729,180
Total assets	-	2,311,760	-	89,755	2,401,515

		September 30, 2003

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$733,290	$27,196	$146,905	$907,391
Operating Income (loss)	(53,471)	64,330	3,196	33,191	47,246
Depreciation and
Amortization	-	110,027	-	1,427	111,454
Interest expense	(17,220)	(49,361)	-	(4)	(66,585)
Intangible assets	-	1,760,743	-	-	1,760,743
Identifiable assets	-	2,156,689	-	305,864	2,462,553

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2004 and 2003:

		September 30, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$2,067,132	$79,914	$214,249	$2,361,295
Operating income (loss)	(61,611)	281,148	8,486	(11,203)	216,820
Depreciation and
Amortization	-	339,571	-	3,226	342,797
Interest expense	(15,802)	(167,559)	-	-	(183,361)
Intangible assets	-	1,729,180	-	-	1,729,180
Total assets	-	2,311,760	-	89,755	2,401,515

		September 30, 2003

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$2,304,895	$94,753	$367,820	$2,767,468
Operating Income (loss)	(125,036)	238,563	(1,144)	61,431	173,814
Depreciation and
Amortization	-	337,222	-	2,982	340,204
Interest expense	(59,129)	(160,379)	-	(75)	(219,583)
Intangible assets	-	1,760,743	-	-	1,760,743
Identifiable assets	-	2,156,689	-	305,864	2,462,553

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

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of assets acquired is summarized as follows:

Equipment	$ 42,689
Customer list	159,625
Non-compete agreement	24,000
Deferred revenue	(50,000)
Purchase price	$ 176,314 ========

Since the acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC was consummated on June 30, 2004, there are results of operations of these companies for the three months ended September 30, 2004 included in the accompanying September 30, 2004 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2004 and 2003 and reflects the results of operations of the Company as if the acquisition of Virginia Link and Network Management, Inc. and Mount Airy Networks, LLC had been effective January 1, 2003.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2004	2003
Net sales	$2,606,323	$3,012,496
Gross profit	$1,655,101	$1,655,599
Selling, general and administrative expenses	$1,278,382	$1,321,886
Net income	$ 247,338	$ 102,496
Basic loss per share	$ (0.00)	$ (0.00)

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SALE OF ASSETS

Effective August 31, 2004, the Company entered into a Definitive Agreement selling the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar.  Thomas Albanese, the former manager of the SAT division, purchased the assets.  The new company is now doing business as Servatus Development, LLC, (Servatus).  The agreement consists of Albanese surrendering 1,460,796 shares of Sitestar stock and Sitestar receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management system that is currently under development.  Sitestar will provide office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $13,125 in the current reporting period, representing the excess of the value of the common stock received over the recorded basis of the assets sold.

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

Overview

The Company is a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers.  The Company serves primarily markets in Virginia and North Carolina. In November 2003, the Company announced the launch of the national dial-up Internet service which made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost TM Broadband Dial-Up technology which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net to differentiate it from the Company’s regional services.  The Company utilizes its own infrastructure and has affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:

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

The Company’s Computer Sales and Service division (http://www.computersbydesign.com) also provides sales and services out of the office locations noted above. Through its computer sales and service division the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services. The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to customers over buying brand new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 while retaining the rights to the new product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the nine months ended September 30, 2004 and 2003.  Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2004 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$2,067,132	$79,914	$214,249	$2,361,295
Cost of Revenue	-	701,163	71,428	161,458	934,049
	______	______	______	______	______
Gross profit	-	1,365,969	8,486	52,791	1,427,246
Operating expenses	61,611	1,084,821	-	63,994	1,210,426
	______	______	______	______	______
Income (loss) from operations	(61,611)	281,148	8,486	(11,203)	216,820
Other income (expense)	(51,802)	(154,434)	-	-	(206,236)
	______	______	______	______	______
Net income (loss)	$(113,413)	$126,714	8,486	$(11,203)	$10,584
	=======	=======	=======	======	=======

EBITDA(1)	$(97,611)	$633,844	$8,486	$(7,977)	$536,742

	For the nine months ended September 30, 2003 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$2,304,895	$94,753	$367,820	$2,767,468
Cost of Revenue	-	1,020,796	95,897	223,031	1,339,724
	______	______	______	______	______
Gross profit	-	1,284,099	(1,144)	144,789	1,427,744
Operating expenses	125,036	1,045,536	-	83,358	1,253,930
	______	______	______	______	______
Income (loss) from operations	(125,036)	238,563	(1,144)	61,431	173,814
Other income (expense)	(59,129)	(160,379)	-	(75)	(219,583)
	______	______	______	______	______
Net income (loss)	$(184,165)	$78,184	$(1,144)	$61,356	$(45,769)
	======	=======	=======	======	=======

EBITDA(1)	$(125,036)	$575,784	$(1,144)	$64,413	$514,018

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003 (Unaudited)

REVENUE.  Revenue for the nine months ended September 30, 2004 decreased by $406,173 or 14.7% from $2,767,468 for the nine months ended September 30, 2003 to $2,361,295 for the same period in 2004.  Internet sales decreased $252,602 or 10.5% from $2,399,648 for the nine months ended September 30, 2003 to $2,147,046 for the same period in 2004.  Internet sales decreased due to declining dial-up customers.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband internet connections and more choices for consumers resulting in churn in excess of growth for dial-up customers.  To stem this trend and to provide for future revenue growth, the Company’s strategy is to continue to consummate acquisitions of Internet Service Providers as with the June 30, 2004 acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC.  The Company also has engaged Hamlin Marketing Group to promote the Company’s services on a national level.  In addition to the decrease in internet sales, retail sales decreased $153,571 or 41.8% for the nine months ended September 30, 2004 from $367,820 for the nine months ended September 30, 2003 to $214,249 for the same period in 2004.  This decrease is due primarily to competition from larger retail establishments.

COST OF REVENUE. Costs of revenue for the nine months ended September 30, 2004 decreased by $405,675 or 30.3% from $1,339,724 for the nine months ended September 30, 2003 to $934,049 for the same period in 2004.  Internet cost of revenue decreased $334,102 or 30.8% from $1,116,693 for the nine months ended September 30, 2003 to $772,591 for the same period in 2004.  This decrease is primarily due to decreases in telecommunication expenses and other direct costs.   Refundable credits of $61,739 were issued in the third quarter for telecommunication expenses previously recognized as expenses.  In addition to credits, more favorable contracts have been negotiated resulting in efficient use of network capacity.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 2004 decreased by $43,504 or 3.5% from $1,253,930 for the nine months ended September 30, 2003 to $1,210,426 for the same period in 2004.  The primary reason for this decrease is a general tightening of operating expenses.  Corporate expenses of $61,611 for the nine months ended September 30, 2004 consisted primarily of professional fees.  Corporate expenses of $125,036 for the nine months ended September 30, 2003 consisted of professional fees of $95,924, consulting fees of $27,000 and other expenses of $2,112.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2004 decreased by $36,222 or 16.5% from $219,583 for the nine months ended September 30, 2003 to $183,361 for the same period in 2004.  This decrease is a result of reducing principal loan balances and negotiations of more favorable interest rates on loan renewals.

BALANCE SHEET.    Net accounts receivable increased by $58,743 or 58.4% on September 30, 2004 from $100,611 on December 31, 2003 to $159,354 on September 30, 2004.  The primary reason for this increase is recognition of $61,739 of refundable credits from a telecommunications supplier.  Inventory decreased by $17,557 or 14.8% on September 30, 2004 from $118,792 on December 31, 2003 to $101,235 on September 30, 2004.  Accounts payable increased $38,221 or 16.6% on September 30, 2004 from $230,466 on December 31, 2003 to $268,687 on September 30, 2004.  The increase in accounts payable was primarily offset by decreases in accrued expenses of $21,640 or 11.1% from $193,990 on December 31, 2003 to $172,350 on September 30, 2004.  Deferred revenue decreased $9,031 or 2.9% from $316,785 on December 31, 2003 to $307,754 on September 30, 2004 representing customer accounts that have been prepaid.  Long-term notes payable increased by $60,637 or 43.1% on September 30, 2004 from $140,573 on December 31, 2003 to $201,210 on September 30, 2004.  Long-term notes payable to stockholders increased net $18,221 on September 30, 2004 from $659,951 on December 31, 2003 to $678,172 on September 30, 2004.  The increase in long-term notes payable to stockholders is a result of refinancing the convertible debenture and was offset in part by reductions in principal balances on other notes.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, the Company generated EBITDA (earnings before interest, taxes, depreciation and amortization) at the Company’s operating subsidiary level of $536,742 which consists of revenue less cost of revenue and operation expenses.  This amount was offset in part by EBITDA at the corporate level of $(97,611).  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  The Company applied EBITDA from operations of $633,844 to reduce the principal balances on notes payable in addition to funding operations for the nine months ended September 30, 2004.

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

As a result of signing the Agreement, the Company recognized a contingent liability of $277,518 as of September 30, 2004, representing management's estimate of the potential additional payment that could be required under the terms of the Agreement related to the stock price guarantee.

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

The aging of accounts receivable as of September 30, 2004 is as shown:

Current	$ 27,345	25.0%
30 +	46,504	42.5%
60 +	35,521	32.5%
Total	$ 109,370	100.0%

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

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

Effective August 31, 2004, the Company entered into a Definitive Agreement selling the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar.  Thomas Albanese, the former manager of the SAT division, purchased the assets.  The new company is now doing business as Servatus Development, LLC, (Servatus).  The agreement consists of Albanese surrendering 1,460,796 shares of Sitestar stock and Sitestar receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management system that is currently under development.  Sitestar will provide office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $13,125 in the current reporting period, representing the excess of the value of the common stock received over the recorded basis of the assets sold.

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

Date: October 29, 2004

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: October 29, 2004

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)