Form 10KSB
period 2004-12-31
SITESTAR CORP
filed 2005-03-28
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Revenue for the year ended December 31, 2004:  $3,134,204

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant at February 28, 2005 was $2,460,399. The number of shares outstanding of the registrant's Common Stock as of February 28, 2005 was 82,013,305.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) the Company’s Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999, (ii) the Company’s Form-10SB filed with the Securities and Exchange Commission on January 7, 2000, (iii) the Company’s SB-2 Registration Statement, File No. 333-39660, filed on June 20, 2000, (iv) the Company’s Form 8-K, filed on December 7, 2000 and incorporated herein by reference, (v) the Company's Current Report on Form 8-K, filed on February 23, 2004, (vi) the Company's Quarterly Report on Form 10-QSB, filed on August 16, 2004 and the Company’s Form 10-KSB filed with the Securities and Exchange Commission on May 19, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development and acceptance of the Company’s business strategy and new applications for Sitestar Corporation's existing products. Readers are cautioned that, although Sitestar believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect Sitestar's business and prospects, including changes in economic and market conditions, acceptance of Sitestar’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10KSB.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company is a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers. The Company serves primarily the markets in Virginia and North Carolina.  In November of 2003 the Company announced the launch of its national dial-up Internet service which made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost™ Broadband Dial-Up technology which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net  to differentiate the national marketing method.  The Company utilizes its own infrastructure and has affiliations that allow it to expand its network and services to most of the United States.

The products and services the Company provides include:

•   Internet access services;

•   Web acceleration services;

•   Web design and programming services;

•   Web hosting services;

•   End-to-end e-commerce solutions;

•   Online marketing consulting;

•   Toner and ink cartridge remanufacturing services; and

•   Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has five sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net, http://www.valink.com, http://www.exis.net).  These are located in Lynchburg, Virginia; Martinsville, Virginia; Galax, Virginia, Virginia Beach, Virginia and Mt. Airy, North Carolina. The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of locations throughout the United States. The Company’s web design, web hosting and related services provides a way to help businesses market their products and services over the Internet.

The Company’s computer sales and service division (http://www.computersbydesign.com) also provides sales and services out of some of the locations noted above. Through its computer sales and service division the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services. The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to the Company’s customers over buying brand new cartridges. This service is available locally and nationwide.

The Company’s computer programming, web programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 while retaining the rights to the new web based product that automates certain functions of crisis centers throughout the nation.

Corporate History

The Company was incorporated under the name White Dove Systems, Inc. in December 1992 under the laws of the State of Nevada.

Effective December 15, 1999, the Company consummated the acquisition of Neocom Microspecialists, Inc. (“Neocom”) in exchange for 6,782,353 shares of the Company’s common stock for 100% of the outstanding shares of Neocom.  Effective upon the closing of the acquisition, the Company issued 4,782,353 shares of its common stock and reserved 2,000,000 shares of common stock to issue on the second anniversary of the acquisition based on certain contingencies related to potential unrecorded liabilities.  As of January 2002, the remaining 2,000,000 shares were issued to the former shareholders of Neocom.

Neocom is an Internet Service Provider and web development company based in Martinsville, Virginia.  Neocom provides Internet access and other Internet services to its customers in the Southern Virginia area.  Neocom has since changed its name to Sitestar.net, Inc..

Effective November 22, 2000, the Company consummated the acquisition of FRE Enterprises, Inc., a Virginia corporation (doing business as “Lynchburg.net” and “Computers by Design”) in exchange for 16,583,980 shares of its common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, the Company issued 12,437,985 shares of its common stock and has reserved 4,145,995 shares of its common stock that the Company had agreed to issue on the third anniversary of the acquisition based on certain contingencies related to potential unrecorded and unknown liabilities.  On the third anniversary, November 22, 2003, there were no contingencies; the shares were issued on that date. The Company used the market price of its common stock at the acquisition date to determine the acquisition price of $2,487,597.

Lynchburg.net is an Internet Service Provider and web development company.  Computers by Design is a computer sales and service company.  Computers by Design also has a division that remanufactures ink and toner cartridges under the name of CBD Toner Recharge. This company is based in Lynchburg, Virginia and provides products and services to its customers in the central and southwestern part of Virginia as well as nationwide.

On July 1, 2001, the Company acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation (“ADVI”).  ADVI is an Internet and computer Service Provider located in Mt. Airy, North Carolina.  The purchase price was $965,980, which consisted of $150,000 in cash, and transaction costs of $30,000, 6,021,818 of the Company’s common shares valued at $301,091 and a non-interest bearing promissory note for $1,199,990 (the present value was $484,889) payable in 24 quarterly installments of $51,078.  Due to the non-interest bearing nature of the note, the Company imputed a discount rate of 36% to calculate the present value of the note.  This discount rate was an estimate of the Company’s current cost of capital.  This acquisition included goodwill of $702,642 that was the premium the Company paid to have the opportunity to generate revenues and earnings in this market

Effective October 16, 2002, Sitestar reorganized and the Board named Frank R. Erhartic, Jr. as the new Chairman and CFO to replace Clinton Sallee and Eric Manlunas, who resigned. Mr. Erhartic later struck a deal with the former management for Sitestar to buy out their shares of the company to reduce the number of shares outstanding by approximately 32.5%.  Mr. Sallee was retained as a paid consultant for one year.

Effective December 31, 2002, the Company acquired the Internet assets and Internet customer list of Digital Data Connections, Inc., a local competitor in Martinsville, Virginia. This deal consisted of a cash payment of $50,000 and a promise to pay a certain percentage of revenues generated by their customer list for ten months. The Company also accepted a non-compete agreement restricting competition in the Company’s existing markets for a period of three years.

On June 30, 2004 the Company acquired 100% of the Internet-related assets of Virginia Link Internet and Network Management, Inc., a Virginia corporation and Internet Service Provider located in Galax, Virginia and Mount Airy Networks, LLC, a North Carolina limited liability company, an Internet Service Provider located in Mount Airy, North Carolina.  The total purchase price was $226,314, representing the fair value of the assets acquired, less $50,000 for deferred revenues and less a 10% discount, for a purchase price of $176,314 which consisted of a non-interest bearing note payable over 30 months.

Effective August 31, 2004 the Company entered into a Definitive Agreement selling the assets of Sitestar Applied Technologies (SAT), the software division of the Company.  Thomas Albanese, the former manager of the SAT division, purchased the assets.  The new company is now doing business as Servatus Development, LLC, (Servatus).  The agreement consists of Albanese surrendering 1,460,796 shares of the Company’s common stock and the Company receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management system that has recently been completed.  The Company will provide office space, occupancy costs and Internet services for one year.  The Company recognized a gain from this transaction of $13,125 during the third quarter of 2004, representing the excess of the value of the common stock received over the recorded basis of the assets sold.

Effective November 22, 2004, the Company entered into a Definitive Agreement acquiring the internet-related assets of Exchange Computers, Inc. and Exis.net, Inc..  Both are Virginia corporations. The deal consists of the acquisition of the dial-up customers, the related internet assets and non-compete agreements from the principal officers of the companies. The total purchase was $150,000, representing the fair value of the assets acquired, which consisted of $30,000 in cash at closing and a non-interest bearing promissory note of $120,000 that is payable over twelve months.

Sitestar’s Business Strategy

The Company’s goal is to expand its business by increasing its customer base, services and coverage area. The Company uses marketing, acquisitions and partnerships to accomplish this. Sitestar’s mission is to increase stockholder value by increasing revenues, consolidating costs and increasing profits, while maintaining superior products and customer service.

Key elements of Sitestar’s strategy include:

Increasing the Dial-up Customer Base.  The Company intends to keep its large regional customer base plus expand its services to a broader market. The Company keeps its existing customers by offering them a high quality service at a reasonable price and keeping them safe with free anti-virus and spam filtering. The Company is now offering this same quality of service to a much broader market by expanding its local coverage areas and leasing some infrastructure from its partners. Now that the Company can reach almost 100% of the people in the United States with its dial-up services, it is now aggressively marketing its services outside of its regional area and taking advantage of the huge market potential.

Increasing the Broadband Customer Base.  In the Company’s regional footprint, it offers broadband services including ISDN, Landline DSL, Wireless DSL, Satellite DSL and cable access. The Company will continue to increase its wireless DSL coverage area by adding more towers and relay points of presence. The Company can expand its reach with Landline DSL, Satellite DSL and ISDN through its partnership arrangements. The Company markets this through its DSLNOW.COM website and through traditional channels. The Company anticipates new partnerships in the future that will enable it to offer cable access outside of its regional footprint.

Increasing the Toner and Ink Cartridge Remanufacturing Business.  Sitestar markets this service under the name CBD Toner Recharge and through its website, RECHARGE.NET. The Company currently offers this service both locally and nationally via mail and internet. The Company intends to further increase this business by informing people of this cost-saving service by creating affiliate relationships and increasing its use of traditional advertising.

Increasing the Product Offerings.  The Company will continue to offer new products, as they become available, through its retail stores and to its existing Internet customer base. The Company sees Voice Over IP (VOIP), services that allow accepting and originating phone calls through an Internet connection, starting to become a viable business service.  This is one of the services that the Company is currently exploring.

Strategic Relationships and Acquisitions.  The Company has many strategic relationships that allow it to expand its products and services to a wider range of customers. The Company intends to enter into more relationships like these. The Company has acquired several companies, assets and customer bases over the last several years and intends to continue to seek out other opportunities that help its business grow.

Increasing the Economies of Scale.  As the Company grows, it is constantly finding ways to reduce its costs. The Company is taking advantage of services that competitive local exchange carriers (CLECs) offer that the local phone companies do not that help the Company reduce costs and consolidate its network infrastructure. The Company has further integrated its offices by tying them together with Voice Over IP services using its phone system.  This allows the Company to better utilize its human resources for more efficient customer service.

Marketing Channels

The Company uses many forms of advertising to sell its products and services, including print, radio, TV, billboard, direct mail and electronic means. The Company’s different websites bring business on a consistent daily basis. The Company sells its products to customers who visit the different sales stores and offices.  The Company has also enlisted sales agents to sell its services, as well as, companies that sell its services under their own brand name. The Company intends to concentrate on increasing its emphasis on these types of affiliate relationships. The Company’s most effective form of advertising comes from satisfied customers who refer new customers to it. The Company rewards people who refer others for Internet service with credit towards their Internet service.

Competition

The Internet services market is extremely competitive and highly fragmented.  The Company faces competition from numerous types of ISPs, including other national ISPs, and anticipates that competition will only intensify in the future as the ISP industry consolidates and consumers have more choices.  The Company believes that the primary competitive factors in the Internet services market include:

•   Pricing;

•   Quality and breadth of products and services;

•   Ease of use;

•   Personal customer support and service; and

•   Brand awareness.

The Company believes that it competes favorably based on these factors, particularly due to:

•   Regional brand name;

•   Highly responsive customer support and service;

•   High performance; and

•   Competitive pricing.

The Company’s current competitors include many large companies that have substantially greater market presence, brand-name recognition and financial resources than the Company does. Some of its local or regional competitors may also enjoy greater recognition within a particular community. The Company currently competes, or expects to compete, with the following types of companies:

•   Local and regional Internet Service Providers (ISPs) and Computer Companies;

•   National Internet Service Providers, such as AOL Time Warner, MSN (Microsoft Network) and EarthLink;

•   Local, regional and national broadband providers, such as Adelphia and Cox Communications;

•   Providers of Web hosting, co-location and other Internet-based business services;

•   Computer hardware and other technology companies that provide Internet connectivity with their own or other products, including

     IBM and Microsoft;

•   National long distance carriers, such as Qwest and Sprint;

•   Regional Bell operating companies and local telephone companies;

•   Providers of free or discount Internet service, including United Online;

•   Terrestrial wireless and satellite Internet service providers; and

•   Non-profit or educational ISPs.

Many of the major cable companies and some other Internet access providers have begun to offer or are exploring the possibility of offering Internet connectivity through the use of cable modems. The Company believes that there is a trend toward horizontal integration through acquisitions or joint ventures between cable companies and telecommunications carriers. Other alternative service companies have also announced plans to enter the Internet connectivity market with various wirelesses terrestrial and satellite-based service technologies.  In addition, several competitive local exchange carriers and other Internet access providers have launched national or regional digital subscriber line (DSL) programs providing high speed Internet access using the existing copper wire telephone infrastructure.  Several of these competitive local exchange carriers have announced strategic alliances with local, regional and national service providers to provide broadband Internet access.  The Company has some partnerships with some of these types of companies that help it provide similar services. If the Company is unable to provide technologically competitive service in some of its local markets, however, its revenues and profit margins may decline, and its ability to attract additional customers locally may suffer.

Recently, several national access providers have begun to offer dial-up Internet access at substantial discounts to prevailing rates, which may result in significant pricing pressure for dial-up Internet access services.  The Company also believe that manufacturers of computer hardware and software products, media and telecommunications companies and others will continue to enter the Internet services market, which will also intensify competition, especially for dial-up access providers.  If the Company is unable to compete locally with lower-cost providers and companies bundling Internet service with their products by providing superior service and support, its revenues and profit margins may decline, and its ability to attract additional local customers may suffer.

The Company also believes that new competitors will continue to enter the Internet access market, such as large computer hardware and software companies, media and telecommunications entities, and companies that provide direct service to residential customers, including cable television operators, wireless communication companies, local and long distance telephone companies and electric utility companies.

Many of the Company’s competitors are larger and have greater financial, technical, and operating resources. Although many of these competitors have concentrated on the broadband market, the Company believes that this could cause change in its share of its local and regional customer base. The Company will continue to distinguish itself by its product and service knowledge, its responsiveness to its markets, its ability to market and sell customized combinations of products and services with its local markets, and its capacity to offer a diverse Internet product line. The Company also believes that its ability to be flexible and to respond quickly in providing solutions to its customers’ Internet needs will be an advantage over some of its competitors.  With the advent of SurfWithUs.net and Sitestar.net, the Company’s nationwide Internet service product, the Company no longer is limited to a regional footprint.  Partnerships with national carriers that other large Internet Providers use provide the Company the opportunity to offer service to over 77 million residential Internet users in the United States.

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

In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy.  The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues and environment of the Internet.  Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet.  These developments could, in turn, have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

The Company provides its services through data transmissions over public telephone lines and other facilities provided by telecommunications companies.  These transmissions are subject to regulation by the Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, the Company is not subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, as Internet services and telecommunications services converge or the services the Company offers expand, there may be increased regulation of its business, including regulation by agencies having jurisdiction over telecommunications services.  Additionally, existing telecommunications regulations affect the Company’s business through regulation of the prices it pays for transmission services, and through regulation of competition in the telecommunications industry.

The FCC has ruled that calls to Internet service providers are jurisdictionally interstate and that Internet service providers should not pay access charges applicable to telecommunications carriers.  Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers.  The FCC is examining inter-carrier compensation for calls to Internet service providers, which could affect Internet service providers' costs and consequently substantially increase the costs of communicating via the Internet.  This increase in costs could slow the growth of Internet use and thereby decrease the demand for the Company’s services.

The Company purchases some components of its broadband services from local carriers and from other DSL providers that purchase components from local carriers. In November 1999, the FCC issued a ruling that allowed competitive local phone companies to “line-share” their broadband DSL services over a phone customer’s local phone line. The U.S. Court of Appeals changed this decision in May 2002 and in February 2003, the FCC decided to eliminate “line-sharing” over a three-year phase out. Although the inability to buy these discounted lines could affect a very small part of the Company’s business, it could cause the growth of its broadband business to slow if some of its partners, like Covad Communications Group, Inc., have to pay full-price for their lines.  On the other-hand, however, this may cause less competition in the Company’s local markets where it offers broadband services.

Employees

As of February 28, 2005, the Company employed fifteen full-time individuals.  Of these, the Company has three in management, two in sales and marketing, three in administration, and seven technicians.  The Company also employed three part-time individuals.  Of these, the Company has two technicians and one in administration.  The Company’s employees are not unionized, and it considers its relations with its employees to be favorable.

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

Sitestar also has available though Edgar its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after Sitestar electronically files such material with, or furnishes it to, the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 12,000 square feet office building in Martinsville, Virginia located at 29 West Main Street, Martinsville, VA 24112, which was acquired along with the acquisition of Neocom.  This facility houses Sitestar’s customer service, web design and computer programming functions.  Also located here is equipment needed to service many of its customers.  Neocom's principal note holders had a senior lien on the property, which has been lifted.  The bank note was payable in monthly principal and interest installments of approximately $6,400 or $76,800 per annum with the balance due September 2003. This note has been refinanced into a term loan and has subsequently been converted to a line of credit and which will be used to facilitate the cash flows of the Company.

The Company leases a 7,200 square feet office facility in Lynchburg, Virginia which serves as its corporate office.  Here the Company handles the corporate accounting functions, customer service, billing, houses Internet equipment, market local Internet service under the Lynchburg.net and SurfWithUs.Net, sell computer hardware and services under the name Computers by Design and remanufacture toner and ink cartridges under the name CBD Toner Recharge.  This facility has an annual rent of $46,200.  The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Frank R. Erhartic, Jr. and the lease expires on November 1, 2006.

The Company leases a 2,500 square feet office facility in Mt. Airy, North Carolina where it sells computer hardware and services under the name of Computers by Design and sells Internet services under the name of Sitestar Advanced Internet Services. The Company also houses Internet equipment here to serve its customers in the Mt. Airy, North Carolina area. This facility has an annual rent of $6,000. The facility is located at 327 West Lebanon Street, Mt. Airy, NC 27030.  It is leased from Nick Epperson on a month-to-month lease.

The Company leases a 950 square feet office facility in Virginia Beach, Virginia where it sells computer hardware and services and sells Internet services under the name of Sitestar Exis.net. The Company also houses Internet equipment here to serve its customers in the Virginia Beach, Virginia area. This facility has an annual rent of $7,600.The facility is located at 333 Office Square Lane, Suite 103, Virginia Beach, VA 23462, is leased from Kempsville Commons on a month-to-month lease.

The Company anticipates that it may require additional space for its ISP operations as it expands, and it believes that it will be able to obtain suitable space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York in the county of Nassau. The complaint alleged the Company breached their contract and fiduciary duties.  This proceeding is a dispute over the amount the Company owed on a convertible debenture. The dispute arose over a significant payment issued by a conversion of stock that was neither applied to the principal or interest balance. Effective January 31, 2004, the Company entered into a Settlement Agreement with the Convertible Debenture Holders whereby all legal action pending regarding the convertible debentures held by the Convertible Debenture Holders was dismissed.  The terms of the agreement include a cash payment of $100,000 plus 4,000,000 shares of stock valued at $.02 per share.  The Convertible Debenture Holders agreed to receive a limited amount of stock from their Escrow Agent each month with limits on how much could be sold.  In exchange, the Company agrees to guarantee a certain average price for the stock that is sold and gross up the balance, if any, the following year.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.  Demand for payment, per the terms of the settlement agreement, was made for the gross up balance on January 11, 2004 for $259,734.00.  This amount is reflected in the balance sheet as a current liability and was subsequently paid in full on February 28, 2005.

The Company is not aware of any other pending or threatened litigation that could have a material adverse effect on its business.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None

.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing March 31, 2003:

	High	Low
2003
For the quarter ended March 31, 2003	$0.01	$0.01
For the quarter ended June 30, 2003	$0.02	$0.02
For the quarter ended September 30, 2003	$0.03	$0.02
For the quarter ended December 31, 2003	$0.03	$0.02
2004
For the quarter ended March 31, 2004	$0.02	$0.02
For the quarter ended June 30, 2004	$0.01	$0.01
For the quarter ended September 30, 2004	$0.01	$0.01
For the quarter ended December 31, 2004	$0.03	$0.03

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.04 on February 28, 2005.  As of February 28, 2005 the Company had 120 shareholders of record.  Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

DIVIDENDS

The Company has never declared or paid any cash dividends on its common stock.  The Company currently intends to retain all available funds for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of the Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors, as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

The Company sold no shares of its common stock

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

The following chart provides information regarding purchases of Company equities by the Company and affiliated purchasers over the last year:

PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004	1,460,796.01

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2004 included in this Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

The Company is a mid-Atlantic Internet Service Provider and computer services company offering a broad range of services to business and residential customers. It serves primarily the Virginia and North Carolina markets.  In November of 2003, the Company announced the launch of its national dial-up Internet service which made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost™ Broadband Dial-Up technology which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included and it is marketed under the brand names SurfWithUs.net and Sitestar.net to differentiate the national service from its regional services.  The Company utilizes its own infrastructure and has affiliations that allow it to expand its network and services to most of the United States.

The products and services the Company provides include:

•   Internet access services;

•   Acceleration services;

•   Web design services;

•   Web hosting services;

•   End-to-end e-commerce solutions;

•   Online marketing consulting;

•   Computer and related products sales and services;

•   Toner and ink cartridge remanufacturing services; and

•   Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has five sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://valink.net, http://exis.net, http://www.advi.net).  These are located in Lynchburg Virginia, Martinsville, Virginia Galax, Virginia, Virginia Beach, Virginia and Mt. Airy, North Carolina.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, cable and wireless), utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States. The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

The Company’s computer sales and service division (http://www.computersbydesign.com) also provides sales and services out of some of the locations noted above. The Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services. The Company is a factory authorized service center for many national brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to its customers over buying new cartridges. This service is available locally and nation-wide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the web programming assets of the programming division on August 31, 2004 while retaining the rights to the new-web based product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2004 and 2003.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2004
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$ 2,790,342	$ 81,430	$ 262,432	$ 3,134,204
Cost of Revenue	-	997,069	71,830	117,067	1,185,966
Gross profit	-	1,793,273	9,600	145,365	1,948,238
Operating expenses	71,785	1,477,110	-	82,369	1,631,264
Income (loss) from operations	(71,785)	316,163	9,600	62,996	316,974
Other income (expense)	(34,018)	(200,036)	-	-	(234,054)
Net income (loss)	$ (105,803)	$116,127	$ 9,600	62,996	$ 82,920

EBITDA(1)	$ (90,001)	$786,753	$ 9,600	$ 62,296	$ 773,648

	For the year ended December 31, 2003
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$ 3,037,450	$ 122,443	$ 435,986	$ 3,595,879
Cost of Revenue	-	1,340,946	120,828	329,115	1,790,889
Gross profit	-	1,696,504	1,615	106,871	1,804,990
Operating expenses	141,967	1,327,122	-	116,137	1,585,226
Income (loss) from operations	(141,967)	369,382	1,615	(9,266)	219,764
Other income (expense)	(295,801)	(208,303)	-	(74)	(504,178)
Net income (loss)	$ (437,768)	$161,079	$ 1,165	$ (9,340)	$ (284,414)

EBITDA(1)	$ (367,967)	$ 825,034	$ 1,615	$ (4,856)	$ 453,826

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of revenue less cost of revenue and operating expense.  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  EBITDA is presented to enhance an understanding of the Company’s operating results and is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. See the Liquidity and Capital Resource section for further discussion of cash generated from operations.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

REVENUE.  Revenue for the year ended December 31, 2004 decreased by $461,675 or 12.8% from $3,595,879 for the year ended December 31, 2003 to $3,134,204 for the same period in 2004.  Internet sales decreased $247,107 or 8.1% from $3,037,450 for the year ended December 31, 2003 to $2,790,342 for the same period in 2004.  Internet sales decreased due to declining dial-up customers.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband internet connections resulting in churn in excess of growth for dial-up customers.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of Internet Service Providers, folding them into operations to provide future revenues.  These acquisitions, for the year ended December 31, 2004, yielded approximately $190,000 in additional net revenues.  The Company also plans to market more aggressively on a national level to target a much larger internet customer base. Retail sales decreased by $173,554 or 39.8% from $435,986 for the year ended December 31, 2003 to $262,432 for the same period ended in 2004.  Decreases in retail sales of new equipment reflect competition from large retail establishments and the change in focus of this division.  The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE.  Costs of revenue for the year ended December 31, 2004 decreased by $604,923 or 33.8% from $1,790,889 for the year ended December 31, 2003 to $1,185,966 for the same period in 2004.  Internet cost of revenue decreased $403,760 or 30.1% from $1,340,946 for the year ended December 31, 2003 to $997,069 for the same period in 2004.  The decrease is due primarily to decreases in telecommunication expenses and other expenses.  Telecommunication expenses decreased by $210,302 or 22.0% from $746,125 for the year ended December 31, 2003 to $956,427 for the same period in 2004.  The Company is continuing to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient.  The Company expects to continue creating these efficiencies.    Retail cost of revenue decreased $212,048 or 64.4% from $329,115 for the year ended December 31, 2003 to $117,067 for the same period in 2004.  The primary reason for the decrease is a lower level of retail sales of new equipment.

OPERATING EXPENSES.     Selling, general and administrative expenses increased $15,651 or 1.0% from $1,585,226 for the year ended December 31, 2003 to $1,600,877 for the same period in 2004.  This is due primarily to changes in bad debts, professional fees and insurance.  Bad debts increased $113,299 or 69.6% from $162,853 for the year ended December 31, 2003 to $276,154 for the same period in 2004.  This was offset in part by decreases in professional fees of $46,153 or 39.9% from $115,639 for the year ended December 31, 2003 to $69,456 for the same period ended in 2004.  Consulting and insurance expenses decreased $33,645 and $10,020 from $34,645 and $64,264 respectively for the year ended December 31, 2003 to $1,000 and $54,244 for the same period in 2004.  Operating expenses for the year ended December 31, 2004 increased by $46,038 or 2.9% from $1,585,226 for the year ended December 31, 2003 to $1,631,264 for the same period in 2004. The increase above selling, general and administrative expenses is due to the write down of intangible assets for the year ended December 31, 2004 of $30,387 related to customer list impairment.

Corporate expenses of $105,803 for the year ended December 31, 2004 consisted of professional fees of $69,261, expenses from financing settlement of $18,216, interest expense of $15,802 and other expenses of $2,524.  Corporate expenses of $437,768 for the year ended December 31, 2003 consisted of contingent expense from financing settlement of $220,000, professional fees of $109,854, consulting fees of $30,000 and other expenses of $2,113.

INTEREST EXPENSE.  Interest expense for the year ended December 31, 2004 decreased by $50,580 or 17.8% from $284,178 for the year ended December 31, 2003 to $233,598 for the same period in 2004.  This decrease was a result of a lower level of borrowing and more favorable interest rates.

BALANCE SHEET.   Net accounts receivable increased by $91,739 or 91.2% from $100,611 on December 31, 2003 to $192,350 on the same date in 2004.  Included in the balance of $192,350 on December 31, 2004 is $77,386 due from telecommunication companies.  Excluding the telecommunication receivables from the balance of net accounts receivable on December 31, 2004, net accounts receivable increased by only $14,353 or 14.3% from the same date in 2003.  Inventory decreased $12,403 or 10.4% from $118,792 on December 31, 2003 to $106,389 on December 31 2004.  This decrease is primarily a result of lower levels of purchases of new retail inventory resulting from focusing more on providing technical services to customers as opposed to selling new equipment with lower profit margins.  Accounts payable decreased by $57,442 or 24.9% from $230,466 on December 31, 2003 to $173,024 for the same period in 2004.  Accrued expenses increased by $9,378 or 4.8% from $193,990 on December 31, 2003 to $203,368 on December 31, 2004.  This net decrease reflects the Company’s improved cash flow.  Deferred revenue increased by $49,525 or 15.6% from $316,786 on December 31, 2003 to $366,311 on December 31, 2004 representing a higher volume of customer accounts that have been prepaid.  Total notes payable, including notes payable to shareholders, decreased $61,208 or 4.4% from $1,376,434 on December 31, 2003 to $1,315,226 on December 31, 2004.  This is a result of servicing the notes. Total long-term notes payable, including notes payable to shareholders, increased $67,252 or .8% from $800,524 on December 31, 2003 to $867,776 on December 31, 2004.  This is a result of financing the acquisitions of the assets of other Internet Service Providers while servicing all of the notes and obtaining favorable renewal terms on certain notes.  Total short-term notes payable, including notes payable to shareholders, decreased $101,460 or 17.6% from $575,910 on December 31, 2003 to $474,450 on December 31, 2004.  This is primarily the result of paying off a note to stockholders during the year ending December 31, 2004 which had a balance of $285,531 on December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $48,533 and $47,864 at December 31, 2004 and at December 31, 2003, respectively.  EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) was $773,648 for the year ended December 31, 2004 as compared to $453,826 for the year ended December 31, 2003.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,128,698 as of December 31, 2004.  That condition raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months.  In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)  Increase revenue through mergers and acquisitions and aggressive marketing of Internet services in a nationwide campaign;

b)  Continue to cut costs by securing more favorable telecommunications rates;

c)  Continue to cut operating expenses in payroll and related expenses; and

d)  Offering new products to reduce churn and expand the Company’s markets.

The Company believes that its existing cash, cash equivalents, and cash flow from operations and its ability to obtain favorable financing will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.  If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, it may need to slow down or reduce its marketing and development efforts. Any of these events could harm the business, financial condition or results of operations.

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

The terms of the Agreement include a cash payment of $100,000 plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The Agreement limited the number of shares the Convertible Debenture Holders could sell in any calendar month to 500,000 shares, beginning in May 2004.   In exchange, the Company agreed to guarantee an average price of $.08 per share for the stock that sold.  To the extent that there is a differential between the actual selling price and the guaranteed selling price, the Company was obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment can only be made between January 1, 2005 and February 28, 2005.  This request was made on February 1, 2005 and was payable no later than February 28, 2005.  The Company has settled this request in cash in a timely manner.

As a result of signing the Agreement, the Company has recognized a contingent liability of $220,000 as of December 31, 2003 and a short-term liability of $259,734 as of December 31, 2004, representing the additional payment that was required under the terms of the Agreement related to the stock price guarantee.

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.

To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to speed up the collections procedures.  These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The balance in the Current category decreased from 32.6% to 28.4% of total accounts receivable from December 31, 2003 to December 31, 2004.  The balance in the 30+ day category increased from 38.8% to 56.2% of total accounts receivable from December 31, 2003 to December 31, 2004.  The balance in the 60+ day category decreased from 28.6% to 15.4% of total accounts receivable from December 31, 2003 to December 31, 2004.

The aging of accounts receivable as of December 31, 2004 and 2003 is as shown:

	2004		2003
Current	$ 54,677	28.4%	$ 36,297	32.6%
30 +	108,087	56.2%	43,198	38.8%
60 +	29,586	15.4%	31,795	28.6%
90 +	0	0%	0	0%
Total	$ 192,350	100.0%	$ 111,290	100.0%

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company’s ability to expand its customer base, make strategic acquisitions, general market conditions, and competition and pricing.  Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

ITEM 7.  FINANCIAL STATEMENTS

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 – F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3 – F-4
Consolidated Statements of Operations for the Years Ended
December 31, 2004 and 2003	F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
December 31, 2004 and 2003	F-6
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003	F-7 – F-8
Notes to Consolidated Financial Statements	F-9 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Sitestar Corporation and Subsidiaries

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheet of Sitestar Corporation and subsidiaries as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sitestar Corporation and subsidiaries as of December 31, 2004 and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,128,698.  That condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bagell, Josephs & Company, L.L.C.

Bagell, Josephs & Company, L.L.C.

Gibbsboro, NJ

February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sitestar Corporation and Subsidiaries

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheet of Sitestar Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sitestar Corporation and subsidiaries as of December 31, 2003, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred a net loss for the year ended December 31, 2003, and as of December 31, 2003 had a working capital deficiency of $1,189,296 and a stockholder’s deficit of $204,333.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McLeod & Company

Roanoke, Virginia

March 25, 2004

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 and 2003

ASSETS

CURRENT ASSETS	2004	2003
Cash and cash equivalents	$ 48,533	$ 47,864
Accounts receivable, less allowance for doubtful accounts of $11,992 and $10,679 as of December 31, 2004 and December 31, 2003 respectively	192,350	100,611
Inventory	106,388	118,792
Total current assets	347,271	267,267
PROPERTY AND EQUIPMENT, net	359,284	341,699
CUSTOMER LIST, net of accumulated amortization of $2,335,566 and $1,931,550 as of December 31, 2004 and December 31 2003 respectively	421,659	530,157
GOODWILL, net of impairment	1,288,559	1,122,719
OTHER ASSETS	36,790	10,912

TOTAL ASSETS	$ 2,453,563	$ 2,272,754

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 and 2003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES	2004	2003
Accounts payable	$ 260,499	$ 230,466
Accrued expenses	141,975	193,990
Deferred revenue	366,311	316,785
Convertible debentures	-	139,412
Settlement of convertible debentures	259,734	-
Notes payable, current portion	323,434	198,672
Note payable - stockholders, current portion	124,016	377,238
Total current liabilities	1,475,969	1,456,563

NOTES PAYABLE, less current portion	171,482	140,573
NOTES PAYABLE - STOCKHOLDERS, less current portion	696,294	659,951
CONTINGENT LIABILITY	-	220,000

TOTAL LIABILITIES	2,343,745	2,477,087

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Common Stock, $0.001 par value, 300,000,000 shares authorized, 82,013,305 and 69,109,801 shares issued and outstanding on December 31, 2004 and December 31, 2003 respectively	82,013	101,594
Additional paid-in capital	13,334,207	13,635,272
Treasury stock, $.001 par value, 6,218 and 32,483 common shares on December 31, 2004 and December 31, 2003 respectively	(129,977)	(681,851)
Accumulated deficit	(13,176,425)	13,259,345)
Total stockholders' equity (deficit)	109,818	(204,333)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,453,563	$ 2,272,754

 The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUE
Internet service revenue	$ 2,790,342	$ 3,037,450
Retail revenue	262,432	435,986
Development revenue	81,430	122,443
TOTAL REVENUE	3,134,204	3,595,879

COST OF REVENUE
Cost of Internet service revenue	997,069	1,340,946
Cost of retail revenue	117,067	329,115
Cost of development revenue	71,830	120,828
TOTAL COST OF REVENUE	1,185,966	1,790,889

GROSS PROFIT	1,948,238	1,804,990

OPERATING EXPENSES:
Selling general and administrative expenses	1,600,877	1,585,226
Write-down of customer list	30,387	-
TOTAL OPERATING EXPENSES	1,631,264	1,585,226

INCOME FROM OPERATIONS	316,974	219,764

OTHER INCOME (EXPENSES)
Gain on disposal of assets	17,760	-
Interest expense	(233,598)	(284,178)
Expense from financing settlement	(18,216)	(220,000)
TOTAL OTHER INCOME (EXPENSES)	(234,054)	(504,178)

INCOME (LOSS) BEFORE INCOME TAXES	82,920	(284,414)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ 82,920	$ (284,414)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	75,619,483	96,945,542

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances at December 31, 2002	69,109,801	$101,594	$13,635,272	$(681,854)	$(12,974,931)	$ (80,081)
Net loss	-	-	-	-	(284,414)	(284,414)

Balances at December 31, 2003	69,109,801	$101,594	$13,635,272	$(681,854)	$(13,259,345)	$ (204,333)
Issuance of shares per settlement of convertible debentures.	4,000,000	4,000	76,000			80,000
Cancellation of shares per redemption agreement	* 6,218,305	(26,266)	(525,611)	551,877		-
Cancellation of shares per sale of Sitestar Applied Technologies’ assets	(1,460,796)	(1,461)	(13,147)			(14,608)
Issuance of shares per purchase agreement of Lynchburg.net.	4,145,995	4,146	161,693			165,839
Net income	-	-	-	-	82,920	82,920
Balances at December 31, 2004	82,013,305	$82,013	$13,334,207	$(129,977)	$(13,176,425)	$ 109,818

*  Restated shares deducted from the issued and outstanding status for the year ended December 31, 2002 shares not cancelled for the period then ended.  See SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 82,920	$(284,414)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization expense	468,335	460,061
Bad debt expense	276,152	162,853
Write-down of customer list	30,387	-
Expense from financing settlement	18,216	-
Gain on sale of assets	(17,760)	-
Increase in accounts receivable	(91,739)	(124,235)
(Increase) decrease in inventory	12,404	9,098
Increase (decrease) in accounts payable	30,008	48,071
Increase (decrease) in accrued expenses	(52,015)	68,354
Increase (decrease) in deferred revenue	49,526	(47,389)
Increase (decrease) in contingent liability	(220,000)	220,000
Net cash provided by operating activities	586,434	512,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,456)	(22,018)
Net cash used in investing activities	(35,456)	(22,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	-	(64,955)
Net proceeds from line of credit	-	171,280
Net proceeds from notes payable – stockholders	100,000	-
Repayment of convertible debentures	(100,000)	-
Repayment of notes payable	(164,387)	(148,786)
Repayment of notes payable - stockholders	(385,922)	(418,139)
Payment on capital lease obligation	-	(13,999)
Net cash used in financing activities	(550,309)	(474,599)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	669	15,782
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	47,864	32,082
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 48,533	$ 47,864

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2004 and 2003, the Company paid no income taxes and paid interest of approximately $234,000 and $284,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2004 the Company issued 4,000,000 shares of common stock as part of the settlement agreement for the convertible debentures and issued 4,145,995 shares of common stock per the purchase of Lynchburg.net.  The company also cancelled 1,460,796 shares of the Company’s common stock in connection to the sale of assets of the Sitestar Applied Technologies, Inc. assets.  During the year ended December 31, 2003, customer list and notes payable were each reduced by $58,350 for the final adjustments to record the purchase price of Digital Data Connections, Inc. The Company restated shares deducted from the issued and outstanding status for the year ended December 31, 2002 for shares not cancelled for the period then ended.  Certain restricted shares were restated to the issued and outstanding status to more accurately reflect their status on December 31, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,128,698 as of December 31, 2004.  That condition raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months.  In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)

Increase revenue through mergers and acquisitions and aggressive marketing of Internet services in a nationwide campaign;

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. At December 31, 2004, the significant estimates used by management include the allowance for doubtful accounts, the valuation of its customer lists and goodwill.  Actual results could differ from these estimates.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.  The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC $100,000 insurance limit.  The Company extends credit based on an evaluation of the customers’ financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

For the years ended December 31, 2004 and 2003, bad debt expense was $276,152 and $162,853 respectively.  As of December 31, 2004 and 2003, accounts receivable consists of the following:

	2004	2003
Gross accounts receivable	$ 204,342	$ 111,290
Less allowance for doubtful accounts	(11,992)	(10,679)
	$ 192,350	$ 100,611

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

The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed are reported at the lower of carrying amount or fair value of the asset less cost to sell.

For the year ended December 31, 2004 the Company recognized an impairment of its customer list of $30,387 as a result of reduced customer original base in excess of amortization for two of the Company’s internet divisions.

The sale of the assets associated with Sitestar Applied Technologies does not fall under the reporting requirements of SFAS No. 144.  The Company is maintaining a financial interest in the operations of Servatus Development LLC, the purchasing entity, and in addition, still maintains programming services for its customers.  Per the Definitive Agreement to sell the assets, the Company is entitled to 20% of the gross revenue of Servatus Development, LLC for the first four years of operations.  Also per the Definitive Agreement, the Company maintains the rights to the crisis management software developed by Sitestar Applied Technologies.

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

The Company's customer lists are being amortized over five years.  Amortization expense for the customer lists was $373,629 and $356,589 for the years ended December 31, 2004 and 2003, respectively.  Customer lists were impaired $30,387 for the year ended December 31, 2004.  Amortization of customer lists for the years ended December 31, 2005, 2006 and 2007 is expected to be $270,762, $105,384 and $45,523, respectively.  In accordance with SFAS No. 142, amortization of goodwill ceased effective January 1, 2002.  For the year ended December 31, 2004 there was no impairment of goodwill.

The changes in goodwill for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Goodwill, at beginning of year	$ 1,122,719	$ 1,122,719
Goodwill recognized with issuance of shares of stock	165,840	-
Write-down of goodwill	-	-
Goodwill, at end of year	$ 1,288,559	$ 1,122,719

Deferred Revenue

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the month service is provided.

Revenue Recognition

The Company recognizes revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, “Software Revenue Recognition.” Product revenue is recognized when the Company delivers the product to the customer and the Company believes that collectibility is probable.  The Company usually has agreements with its customers to deliver the requested product for a fixed price.  Any insignificant post-contract support obligations are accrued for at the time of the sale.  Post-contract customer support (“PCS”) that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collectability of the resulting receivable is probable.  The estimated cost to the Company to provide such services is minimal and historically, the enhancements offered during the PCS period have been minimal. The Company sells PCS under a separate agreement.  The agreements are for one to two years with a fixed number of hours of service for each month of the contract.  The contract stipulates a fixed monthly payment, non-refundable, due each month and any service hours incurred above the contractual amount are billed as incurred.  Revenue is recognized under these agreements ratably over the term of the agreement.  Revenue for services rendered in excess of the fixed monthly hours contained in the contracts are recognized as revenue as incurred.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as they are incurred.  Advertising and marketing expenses for the years ended December 31, 2004 and 2003 were approximately $84,000 and $99,800, respectively.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of and for the years ended December 31, 2004 and 2003, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the statement was effective as of January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of this Statement.

NOTE 2 - ACQUISITIONS

Sitestar.net (formerly Neocom Microspecialists, Inc.)

On December 15, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Neocom Microspecialists, Inc. (NEOCOM), a Virginia corporation now known as Sitestar.net, Inc., in exchange for 6,782,353 shares of the Company's common stock.  Effective upon the closing of the acquisition, the Company issued 4,782,353 shares of its common stock.  In addition, the Company was required to issue an additional 2,000,000 shares of its common stock on the second anniversary of the acquisition date.  The shares were held back for any potential unrecorded liabilities.  In January 2002, the Company issued 2,000,000 shares of this common stock to the original Sitestar.net shareholders that represented the contingent shares.  The value of these additional shares issued was $60,000, based on the market value of the shares at the date of issuance, and was recorded as additional goodwill in the accompanying consolidated financial statements.

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

Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC

On June 30, 2004, the Company acquired 100% of the Internet-related assets of Virginia Link Internet and Network Management, Inc., a Virginia corporation and an Internet Service Provider located in Galax, Virginia, and Mount Airy Networks, LLC, a North Carolina limited liability company, an Internet Service Provider located in Mount Airy, North Carolina.  The total purchase price was $226,314 representing the fair value of the assets acquired, less $50,000 for deferred revenues and less a 10% discount, for a purchase price of $176,314 which consisted of a non-interest bearing note payable over 30 months.

The transaction was accounted for by the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of tangible assets acquired was attributed to the customer list and non-compete agreement, which are being amortized over the estimated three year life and contractual three year life, respectively.  The value of the customer list was determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

The fair value of assets acquired is summarized as follows:

Equipment	$ 42,689
Customer list	159,625
Non-compete agreement	24,000
Deferred revenue	(50,000)
Purchase price	$ 176,314 ========

Since the acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC was consummated on June 30, 2004, there are results of operations of these companies for the year ended December 31, 2004 included in the accompanying December 31, 2004 and 2003 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2004 and 2003 and reflects the results of operations of the Company as if the acquisition of Virginia Link and Network Management, Inc. and Mount Airy Networks, LLC had been effective January 1, 2003.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2004	2003
Net sales	$ 3,279,798	$ 3,887,067
Gross profit	2,077,321	2,063,156
Selling, general and administrative expenses	1,646,329	1,676,128
Net income	178,848	(131,842)
Basic loss per share	$ (0.00)	$ (0.00)

Exchange Computers, Inc. and Exis.net, Inc.

Effective November 22, 2004, the Company entered into a Definitive Agreement acquiring the internet related assets of Exchange Computers, Inc. and Exis.net, Inc..  Both are Virginia corporations. The deal consists of the acquisition of the dial-up customers, the related internet assets and non-compete agreements from the principal officers of the companies. The total purchase price was $216,187 representing the fair value of the assets acquired, less $66,187 for deferred revenues and less a 10% discount, for a purchase price of $143,745 which consisted of a down payment of $30,000 and a non-interest bearing note payable over 12 months.

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

The fair value of assets acquired is summarized as follows:

Equipment	$ 59,755
Accounts receivable	2,284
Customer list	69,706
Non-compete agreement	12,000
Purchase price	$ 143,745 ========

Since the acquisition of Exchange Computers, Inc. and Exis.net, Inc. was consummated on November 22, 2004, there are results of operations of these companies for the year ended December 31, 2004 included in the accompanying December 31, 2004 and 2003 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2004 and 2003 and reflects the results of operations of the Company as if the acquisition of Exchange Computers, Inc. and Exis.net, Inc. had been effective January 1, 2003.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2004	2003
Net sales	$3,619,304	$4,125,506
Gross profit	$2,236,198	$2,115,797
Selling, general and administrative expenses	$1,681,170	$1,680,482
Net income	$ 285,280	$ (75,118)
Basic loss per share	$ (0.00)	$ (0.00)

NOTE 3 – SALE OF ASSETS

Sitestar Applied Technologies, Inc.

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

 NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Land	$ 10,000	$ 10,000
Building	213,366	213,366
Automobile	9,500	9,500
Computer equipment	576,437	479,732
Furniture and fixtures	42,909	42,909
	852,212	755,507
Less accumulated depreciation	(492,928)	(413,808)
	$ 359,284	$ 341,699

Depreciation expense was $84,583 and $91,542 for the years ended December 31, 2004 and 2003, respectively.

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

On August 14, 2000, the Company issued two additional convertible debentures aggregating $500,000 to the holders of the above mentioned debentures for the same terms described above, except for the due date of August 14, 2001.  In connection with these debentures, the Company recognized a financing charge in 2000 in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model.  Since these debentures were convertible on issuance, the preferential conversion costs were expensed immediately and the value of the options was recognized as financing costs over the term of the debentures.

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

The terms of the Agreement include a cash payment of $100,000 plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The Agreement limits the number of shares the Convertible Debenture Holders can sell in any calendar month to 500,000 shares, beginning in May 2004.   In exchange, the Company agreed to guarantee an average price of $.08 per share for the stock that sold.  To the extent that there is a differential between the actual selling price and the guaranteed selling price, the Company is obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment can only be made between January 1, 2005 and February 28, 2005.

As a result of signing the Agreement, the Company has recognized a contingent liability of $220,000 as of December 31, 2003, representing management’s estimate of the potential additional payment that may be required under the terms of the Agreement related to the stock price guarantee.  Demand for payment, per the terms of the settlement agreement, was made for the gross up balance on January 11, 2005 for $259,734.  This amount is reflected in the balance sheet as a current liability.  The Company settled this amount in cash on February 28, 2005.

NOTE 6 - NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 consist of the following:

	2004	2003

Bank note payable in monthly interest and principal payments of $2,215 and due on August 6, 2005.  Interest is payable at an annual rate of 6.25%.  The note is secured by inventory, equipment and accounts receivable of Advanced Internet Services, Inc.  This note was refinanced March 18, 2004 with monthly principal payments of $2,952 plus interest at prime plus .5%.

	$ 44,273	$ 71,232

Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% and 8.5% as of December 31, 2004 and 2003 respectively). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	97,597	111,012

Bank note payable in monthly interest and principal payments of $2,400 and due November 2008.  Interest is payable at an annual rate of prime plus 1.5% (6.75% as of December 31, 2004 and 2003).  The note was secured by a deed of trust against personal residences of three stockholders and the Company’s building.  Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.  This note was refinanced on February 9, 2004 into a line of credit due on February 1, 2005 with a principal limit of $165,000 and daily deposit account sweeps.  On February 1, 2005 the note was renewed for another year.  Interest is payable at an annual rate of prime plus .75% (6.0% as of December 31, 2004).  The note is secured by a deed of trust on the Company’s building and a personally guaranteed by officers and directors of the Company.

	103,880	152,599

Non-interest bearing amount due on acquisition of Digital Data Connections, Inc. payable in ten monthly installments of 80% of estimated revenue generated by customer billings of Digital Data Connections, Inc.	-	4,402

Non-interest bearing amount due on acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC payable in thirty monthly installments of $6,667.	144,472	-

Non-interest bearing note due on acquisition of Exchange Computers, Inc. and Exis.net, Inc. payable in twelve monthly installments of $10,000.	104,694	-
	494,916	339,245
Less current portion	(323,434)	(198,672)

Long-term portion	$ 171,482	$ 140,573

The future principal maturities of these notes are as follows:

Year ending December 31, 2005	$ 323,434
Year ending December 31, 2006	95,485
Year ending December 31, 2007	10,800
Year ending December 31, 2008	10,800
Year ending December 31, 2009	10,800
Thereafter	43,597
Total	$ 494,916

NOTE 7 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2004 and 2003 consist of the following:

	2004	2003
Note payable to stockholders issued as part of the purchase redemption for the Company’s common stock. The note was repaid in 24 monthly installments of $33,333 beginning in November 2002 and is non-interest bearing. The imputed interest rate for this note is 12%.	$ -	$ 285,531

Note payable to officer and stockholder on a line of credit of $750,000 at 10% interest. The accrued interest and principal are due on December 31, 2008.	481,709	321,279

Note payable to stockholder assumed in connection with the acquisition of Sitestar.net. The note was payable upon demand and bore interest at 9.0% per annum. In February 2004 the terms were changed to 36 monthly installments at 5.5%.	32,375	47,962

Note payable to stockholders issued as part of the Purchase price for Advanced Internet Services, Inc. The note is to be repaid in 24 quarterly installments of $51,078 beginning in September 2001 and is non-interest bearing. The imputed interest rate for this note is 36%.	306,226	382,417
	820,310	1,037,189
Less current portion	(124,016)	(377,238)
Long-term portion	$ 696,294	$ 659,951

The future principal maturities of these notes are as follows:

Year ending December 31, 2005	$ 124,016
Year ending December 31, 2006	167,724
Year ending December 31, 2007	46,861
Year ending December 31, 2008	481,709
Total	$ 820,310

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases.  Total rent expense for the years ended December 31, 2004 and 2003 was $72,937 and $77,851, respectively.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2005	$ 59,940
2006	46,200
2007	46,200
Total	$ 152,340

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

Lynchburg.net Acquisition

In connection with the Lynchburg.net (a division of FRE Enterprises, Inc.) acquisition, the Company was required to issue an additional 4,145,995 shares of its common stock on the third anniversary of the acquisition date (November 22, 2003), if no unforeseen contingencies arise.  In December, 2004, these additional shares were issued.

NOTE 9 - STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2004, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

During the year ended December 31, 2003 the Company did not issue any shares of common stock.  During the year ended December 31, 2004 the company issued 8,145,995 shares of common stock.  The Company issued 4,145,995 shares per the acquisition agreement of FRE Enterprises.  The Company also issued 4,000,000 shares per the Settlement Agreement in connection with the convertible debentures.

NOTE 10 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2004 and 2003 is as follows:

	2004	2003
Federal income tax rate	34.0%	34.0%
Effect of net operating loss	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Accounts receivable	$ 4,000	$ 4,000
Intangible assets	1,747,000	1,710,000
Loss carry forwards	1,298,000	1,298,000
Less valuation allowance	(3,049,000)	(3,012,000)
	$ -	$ -

At December 31, 2004, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  The net change in the valuation allowance for the years ended December 31, 2004 and 2003 was a increase of $37,000 and an decrease of $85,000, respectively.  Net operating loss carry forwards of approximately $3,800,000 expire starting in 2012.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2006.  For the years ended December 31, 2004 and 2003, the Company paid this stockholder $46,200 and $46,200, respectively, for rent on this office building.

NOTE 12 - SEGMENT INFORMATION

The Company has four business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail.  The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville, Galax, Virginia Beach and Lynchburg, Virginia and Mt. Airy, North Carolina areas.  The Development group provides custom software programming to businesses, principally in the manufacturing industries.  The web based assets of the Development group was sold in August of 2004.  The Retail group operates a retail computer store in Lynchburg, Virginia and Mt. Airy, North Carolina, as well as, providing computer training to customers.

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2004 and 2003:

December 31, 2004
	Corporate	Internet	Development	Retail	Consolidated
Revenue	$ -	$ 2,790,342	$ 81,430	$ 262,432	$ 3,134,204
Operating income (loss)	(71,785)	316,163	9,600	62,996	316,974
Depreciation and amortization	-	452,830	-	4,301	457,131
Interest expense	(15,802)	(217,796)	-	-	(233,598)
Goodwill	-	1,288,559	-	-	1,288,559
Identifiable assets	-	2,366,217	-	87,346	2,453,563

December 31, 2003
	Corporate	Internet	Development	Retail	Consolidated
Revenue	$ -	$ 3,037,450	$ 122,443	$ 435,986	$ 3,595,879
Operating income (loss)	(141,967)	369,382	1,615	(9,266)	219,764
Depreciation and amortization	-	455,651	-	4,410	460,061
Interest expense	(75,800)	(208,304)	-	(74)	(284,178)
Goodwill	-	1,122,719	-	-	1,122,719
Identifiable assets	-	2,159,145	-	113,609	2,272,754

NOTE 13 – SUBSEQUENT EVENTS

On February 28, 2005 the Company fulfilled the obligations set forth in the convertible debenture settlement agreement. The remaining balance of $259,734 was paid in cash.

NOTE 14 – RESTATED ISSUED AND OUTSTANDING SHARES

The Company restated shares deducted from the issued and outstanding status for the year ended December 31, 2002 for shares not cancelled for the period then ended.  Certain restricted shares were restated to the issued and outstanding status to more accurately reflect their status on December 31, 2004.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 4, 2004, McLeod & Company, auditors for Sitestar Corporation, resigned.  On December 28, 2004, Sitestar Corporation's Board of Directors has made the decision to engage Bagell, Josephs & Company as auditors for the Company.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position
Frank R. Erhartic, Jr.	36	President, CEO, Director
Julia E. Erhartic	37	Secretary, Director
Daniel Judd	48	CFO, Director

Frank Erhartic, Jr., 36, founded Computers by Design in 1985 as a software development and computer services company.  Mr. Erhartic soon expanded his service offerings to include a toner re-manufacturing division called CBD Toner Recharge, and, in 1996, he started the Internet Service Provider division of Sitestar Corporation called Lynchburg.net. Since 2000, Mr. Erhartic has been the operations manager for Sitestar at the Lynchburg, Virginia office. Mr. Erhartic is a Microsoft Certified Systems Engineer (MCSE), is an A+ certified technician, and holds certifications in Novell Netware, Unixware, Acer Product Repair, Okidata Product Repair and Hewlett Packard Product Repair. Mr. Erhartic graduated from Virginia Tech in 1990 with bachelors degrees in both Management and Finance.

Julie Erhartic, 37, graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies, with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Dan Judd, 48, graduated from the University of Virginia in 1978 with a degree in commerce with an accounting concentration.  Mr. Judd is a Certified Public Accountant.  He has held positions in manufacturing management and public accounting with combined twenty six years of related experience.

Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2004, all of our executive officers and directors complied with the requirements of Section 16 (a).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

				Other	Long-term
Name and				Annual	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Compensation($)	Awards
Frank R. Erhartic, Jr.	2004	52,500	-	-	-
Director, President &	2003	52,500	-	-	-
Chief Executive Officer

Julie E. Erhartic	2004	13,000	-	-	-
Director, Secretary	2003	13,000	-	-	-

Daniel Judd	2004	36,350
Director, Chief Financial
Officer

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 31, 2004 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)

Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	20,583,980	26.39%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	0	0%
All directors and officers As a group (3 persons)	20,583,980	26.39%

 (1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)  Percent of class is based on 82,013,305 shares of common stock outstanding as of January 31, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters located at 7109 Timberlake Road, Suite 201, Lynchburg, VA 24502 from Frank R. Erhartic, Jr., a stockholder of the Company pursuant to a lease agreement entered into on November 23, 2003.  Pursuant to the lease agreement, the Company pays Mr. Erhartic rent in the amount of $46,200 per year. The lease agreement expires on November 1, 2006.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1)The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description	Filed
2.1.1	Agreement and Plan of Reorganization, dated October 25, 1998	*
2.2.1	Agreement and Plan of Reorganization, dated July 27, 1999	*
2.3	Asset Sale and Agreement re divestiture of Holland American Specialties, dated September 30, 1999 *	*
2.4	Asset Sale and Agreement re divestiture of Sierra Madre Foods, Inc., dated September 30, 1999	*
2.5	Letter of Intent to Acquire Eastern Shore Net, dated August 17, 1999	*
2.6	Letter of Intent to Acquire Neocom Microspecialists, Inc., dated September 2, 1999	*
2.7	Plan and Agreement of Share Exchange, re acquisition of Neocom Micro-specialists, Inc., dated December 15, 1999	*
2.8	Neocom Debt Assumption Agreement dated December 15, 1999	*
3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992)	*
3.1(ii)	Amended Articles of Incorporation (July 29, 1998)	*
3.1(iii)	Amended Articles of Incorporation (October 26, 1998)	*
3.1(iv)	Amended Articles of Incorporation (July 14, 1999)	*
3.1(v)	Amended Articles of Incorporation (July 28, 1999)	*
3.2(i)	By-laws of the Registrant (December 17, 1992)	*

4.2	Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the investors named therein and the Registrant	***
4.3	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New Millenium Capital Partners II, L.L.C.	***
4.4	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW Partners, L.L.C.	***
4.5	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New Millenium Capital Partners, L.L.C.	***
4.6	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW Partners, L.L.C.	***
4.7	Registration Rights Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
10.1	Lease for Corporate Office	**
10.2	Security Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
10.3	Stock Tender and Exchange Agreement, dated November 22, 2000, by and among Sitestar Corporation and Frank and Julie Erhartic, the owners of FRE Enterprises, Inc.	****
10.4	Lease dated November 22, 2000 for corporate offices	#
10.5	Lease Agreement dated March 24, 2004	#

10.7	Definitive Purchase Agreement with Virginia Link Internet, dated June 30, 2004	******
10.8	Definitive Purchase Agreement with Network Management, Inc., dated June 30, 2004	******
10.9	Definitive Agreement with Thomas Albanese selling the assets of Sitestar Applied Technologies, Inc., dated August 31, 2004	F
10.10	Definitive Purchase Agreement to acquire certain assets of Exchange Computers/ExisNet, Inc, effective November 22, 2004	F
21.1	Subsidiaries of the Registrant	F
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	F
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	F
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350	F

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

*****

Filed as an exhibit to the Company's Current Report on Form 8-K, filed on February 23, 2004 and incorporated herein by reference.

******

Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB, filed on August 16, 2004 and incorporated herein by reference.

#

Filed as an exhibit to Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004

F

Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BAGELL, JOSEPHS & COMPANY, L.L.C.

On December 28, 2004, the Company retained Bagell, Josephs & Company, L.L.C. as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ending December 31, 2004.  Bagell, Josephs & Company, L.L.C. performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2004.

Audit Fees

Bagell, Josephs & Company, L.L.C. will be paid aggregate fees of approximately $30,000 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2005.

Audit Related Fees

Bagell, Josephs & Company, L.L.C. was paid aggregate fees of approximately $0 for the fiscal year ended December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

All Other Fees

Bagell, Josephs & Company, L.L.C. was not paid any other fees for professional services during the fiscal years ended December 31, 2002 and December 31, 2003.

MCLEOD & COMPANY

Prior to November 4, 2004, the Company’s independent auditor was McLeod & Company. McLeod and Company, performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2004 and December 31, 2003.

Audit Fees

McLeod and Company was paid aggregate fees of approximately $35,550 for the fiscal year ended December 31, 2003 and approximately $12,000 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit Related Fees

McLeod and Company was paid aggregate fees of $0 for the fiscal year ended December 31, 2003 and approximately $2,645 for the fiscal year ended December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

McLeod and Company was paid aggregate fees of $0 for the fiscal year ended December 31, 2003 and approximately $0 for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

All Other Fees

McLeod and Company was not paid any other fees for professional services during the fiscal years ended December 31, 2003 and December 31, 2004.

AUDIT COMMITTEE

The Company does not have an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2005

SITESTAR CORPORATION

By:    /s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

By:    /s/ Daniel A. Judd

Daniel A. Judd

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                              Title                                                                        Date

 /s/ Frank Erhartic, Jr.                     President, Chief Executive                                           March 28, 2005

 Frank Erhartic, Jr.                            Officer, Director

                                                        (Principal Executive Officer)

/s/ Daniel A. Judd                          Chief Financial Officer                                                  March 28, 2005

Daniel A. Judd

                                                        (Principal Financial Officer,

                                                        Principal Accounting Officer)

/s/ Julie Erhartic                              Secretary, Director                                                      March 28, 2005

 Julie Erhartic