Form 10QSB
period 2005-03-31
SITESTAR CORP
filed 2005-05-16
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

           ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, the issuer had 82,013,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

Index

Page

Number

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements (Unaudited)

3

Consolidated Balance Sheets as of March 31, 2005 and 2004

3

Consolidated Statements of Income for

the three months ended March 31, 2005 and 2004

5

Consolidated Statements of Cash Flows for

the three months ended March 31, 2005 and 2004

6

Notes to Consolidated Financial Statements

9

Item 2.   Management's Discussion and Analysis

17

Item 3.   Controls and Procedures

23

Part II.  OTHER INFORMATION

23

Item 1.  Legal Proceedings

23

Item 2.  Change in Securities

23

Item 3.  Defaults Upon Senior Securities

23

Item 4.  Submission of Matters to a Vote of Security Holders

23

Item 5.  Other Information

23

Item 6.  Exhibits and Reports on Form 8-K

23

SIGNATURES

24

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND 2004

(UNAUDITED)

ASSETS

	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$38,731	$25,804
Accounts receivable, net of allowance of $9,567 and $11,702 as of March 31, 2005 and March 31, 2004 respectively	158,717	95,926
Inventory	106,819	122,635

Total current assets	304,267	244,365

PROPERTY AND EQUIPMENT, net	335,920	323,544
CUSTOMER LIST, net	349,118	441,931
GOODWILL	1,288,559	1,288,559
OTHER ASSETS	32,426	9,549

TOTAL ASSETS	$2,310,290	$2,307,948

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, Continued

MARCH 31, 2005 AND 2004

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004

CURRENT LIABILITIES

Accounts payable	$218,556	$320,781
Accrued expenses	179,832	130,068
Deferred revenue	391,533	345,743
Note payable – stockholders, current portion	133,923	291,959
Notes payable, current portion	210,440	136,498

Total current liabilities	1,134,284	1,225,049

NOTES PAYABLE – STOCKHOLDERS, less current portion	852,507	736,231
NOTES PAYABLE, less current portion	141,614	132,535
CONTINGENT LIABILITY	-	241,518

TOTAL LIABILITIES	2,128,405	2,335,333

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 300,000,000 shares
authorized, 82,013,305 and 109,739,142 shares issued and outstanding on March 31, 2005 and March 31, 2004 respectively	82,013	109,739
Additional paid-in capital	13,334,207	13,872,966
Treasury stock, $.001 par value, 6,218,305 and 32,483,346 common shares on March 31, 2005 and March 31, 2004 respectively	(129,977)	(681,854)
Accumulated deficit	(13,104,358)	(13,328,236)

Total stockholders’ equity (deficit)	181,885	(27,385)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,310,290	$2,307,948

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

REVENUE
Internet service revenue	$761,540	$704,084
Retail revenue	38,849	74,623
Development revenue	-	33,435
TOTAL REVENUE	800,389	812,142

COST OF REVENUE
Cost of Internet service revenue	188,692	270,517
Cost of retail revenue	20,639	49,377
Cost of development revenue	-	32,191
TOTAL COST OF REVENUE	209,331	352,085

GROSS PROFIT	591,058	460,057

OPERATING EXPENSES:
Selling general and administrative expenses	477,427	466,612

INCOME (LOSS) FROM OPERATIONS	113,631	(6,555)

OTHER INCOME (EXPENSES)	(41,564)	(62,336)

INCOME (LOSS) BEFORE INCOME TAXES	72,067	(68,891)

INCOME TAXES	-	-

NET INCOME (LOSS)	$72,067	$(68,891)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	82,013,305	105,032,310

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,067	$(68,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	100,269	107,744
Bad debt expense	(2,425)	89,161
(Increase) decrease in:
Accounts receivable	36,058	(84,476)
Inventory	(430)	(3,843)
Increase (decrease) in:
Accounts payable	(41,944)	(6,549)
Accrued expenses	37,856	(1,817)
Deferred revenue	25,222	28,958

Net cash provided by operating activities	226,673	60,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	96,864
Net proceeds from notes payable – stockholders	200,000	102,550
Repayment of notes payable	(142,862)	(72,750)
Repayment of convertible debenture	(259,735)	(100,000)
Repayment of notes payable – stockholders	(33,879)	(109,011)

Net cash used in financing activities	(236,476)	(82,347)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,803)	(22,060)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	48,534	47,864

CASH AND CASH EQUIVALENTS -END OF PERIOD	$38,731	$25,804

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (continued)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2005 and 2004, the Company paid no income taxes and interest of approximately $50,000 and $62,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock valued at $79,999 were issued in connection with the Settlement Agreement described in note 3.  In addition, related to the Settlement Agreement, interest accrued on the convertible debenture was removed and an increase in the contingent liability was recorded of $21,518.  Also 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net.  The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.  On December 31, 2004 the Company restated shares deducted from the issued and outstanding status for the year ended December 31, 2002 for shares not cancelled for the period then ended.  Certain restricted shares were restated to the issued and outstanding status to more accurately reflect their status on December 31, 2004.

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

Effective August 31, 2004, the Company entered into a Definitive Agreement pursuant to which the Company sold  the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar., to Thomas Albanese, the former manager of the SAT division     The assets are being used in a new company that is now doing business as Servatus Development, LLC, (Servatus).  Under the terms of the agreement. Mr.     Albanese surrendered 1,460,796 shares of Sitestar stock.  In addition,  Sitestar will receive    20%  of the gross revenues of Servatus over a period of four years  and will  maintain the perpetual rights to the crisis management system that is currently under development.  Sitestar will provide office space, occupancy costs, and Internet Services for one year.  The Company recognized a gain from this transaction of $8,359 in the current reporting period, representing the amount received over the recorded basis of the assets sold.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (continued)

(UNAUDITED)

Exchange Computers, Inc. and Exis.net, Inc.

Effective November 22, 2004, the Company entered into a Definitive Agreement pursuant to which it acquiried the internet related assets of Exchange Computers, Inc. and Exis.net, Inc.  Both are Virginia corporations. The transaction  consists of the acquisition of the dial-up customers, the related internet assets and non-compete agreements from the principal officers of the companies. The total purchase price was $216,187 representing the fair value of the assets acquired, less $66,187 for deferred revenues and less a 10% discount, for a net purchase price of $143,745 which consisted of a down payment of $30,000 with the balance to be paid by a non-interest bearing note payable over 12 months.

During the three months ended March 31, 2005, the Company issued no shares of common stock.

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, as of March 31, 2005 the Company had a working capital deficit of $1,824,139.  That condition raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that its existing cash, cash equivalents, and cash flow from operations and its ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

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

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE DEBENTURE

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.    The debentures bore interest at 12% per annum and were due on May 1, 2001.  The debenture holders voluntarily decided to hold on to the debentures.  The debentures were convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures, the Company recognized a financing charge in 2000 of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures were valued at $121,543 using the Black-Scholes model. Because these debentures were convertible on issuance, preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the term of the debentures.

On August 14, 2000, the Company issued two additional convertible debentures aggregating $500,000 to the holders of the above-mentioned debentures on the same terms described above, except that such convertible debentures had  a due date of August 14, 2001.  In connection with these debentures, the Company recognized a financing charge in 2000 in connection with the preferential conversion feature of $333,333 and valued the 250,000 warrants issued in connection with these debentures at $13,332 using the Black-Scholes model.  Because these debentures were convertible on issuance, the preferential conversion costs were expensed immediately and the value of the warrant was recognized as a financing cost over the term of the debentures.

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

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York.  The complaint alleged the Company and the officers breached their contractual and fiduciary duties.  The original dispute arose over a significant payment issued by the conversion of stock that was neither applied to the principal or interest balance by the holders.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE DEBENTURE, Continued

Effective January 31, 2004 the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with the Convertible Debenture Holders whereby all legal action regarding the convertible debentures held by the Convertible Debenture Holders will be dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

The terms of the Agreement included a cash payment of $100,000 to the Convertible Debenture Holders plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The Agreement limited the number of shares the Convertible Debenture Holders could have sold in any calendar month to 500,000 shares, beginning in May 2004.   In exchange, the Company agreed to guarantee an average price of $.08 per share for the stock that sold.  To the extent that there was a differential between the actual selling price and the guaranteed selling price, the Company was obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  The request for payment could only be made between January 1, 2005 and February 28, 2005.

As a result of signing the Agreement, the Company recognized a contingent liability of $220,000 as of December 31, 2003, representing management’s estimate of the potential additional payment that could have been required under the terms of the Agreement related to the stock price guarantee.  Demand for payment, per the terms of the settlement agreement, was made for the gross up balance on January 11, 2005 for $259,793.  The Company settled this amount in cash on February 28, 2005 after receiving a corrected demand of $259,734 on February 1, 2005.

NOTE 4 – COMMON STOCK

During the three months ended March 31, 2005, the Company issued no shares of common stock.

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

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2005 and 2004:

		March 31, 2005

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$761,540	$-	$38,849	$800,389
Operating income (loss)	(32,498)	150,033	-	(3,904)	113,631
Depreciation and			-
amortization	-	81,558	-	709	82,267
Interest expense	-	49,923	-	-	49,923
Intangible assets	-	1,670,104	-	-	1,670,104
Total assets	-	2,222,560	-	87,731	2,310,291

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

		March 31, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$704,084	$33,435	$74,623	$812,142
Operating Income (loss)	(28,558)	17,577	1,244	3,182	(6,555)
Depreciation and
amortization	-	106,671	-	1,075	107,746
Interest expense	(8,973)	(53,364)	-	-	(62,337)
Intangible assets	-	1,740,039	-	-	1,740,039
Total assets	-	2,196,956	-	110,992	2,307,948

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

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITIONS, continued

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

Since the acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC was consummated on June 30, 2004, there are results of operations of these companies for the three months ended March 31, 2005 included in the accompanying March 31, 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Virginia Link and Network Management, Inc. and Mount Airy Networks, LLC had been effective January 1, 2004.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2005	2004
Net sales	$ 800,389	$ 871,297
Gross profit	591,058	509,355
Selling, general and administrative expenses	477,427	486,579
Net income	$ 72,067	$ (43,036)
Basic income (loss) per share	$ 0.00	$ (0.00)

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITIONS, continued

Exchange Computers, Inc. and Exis.net, Inc.

Effective November 22, 2004, the Company entered into a Definitive Agreement pursuant to which it acquired the internet related assets of Exchange Computers, Inc. and Exis.net, Inc..  Both are Virginia corporations. The transaction consists of the acquisition of the dial-up customers, the related internet assets and non-compete agreements from the principal officers of the companies. The total purchase price was $216,187 representing the fair value of the assets acquired, less $66,187 for deferred revenues and less a 10% discount, for a net purchase price of $143,745 which consisted of a down payment of $30,000 with the balance to be paid by a non-interest bearing note payable over 12 months.

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

Because the acquisition of Exchange Computers, Inc. and Exis.net, Inc. was consummated on November 22, 2004, there are results of operations of these companies for the three months ended March 31, 2005 included in the accompanying March 31, 2005 and 2004 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Exchange Computers, Inc. and Exis.net, Inc. had been effective January 1, 2004.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITIONS, continued

	2005	2004
Net sales	$ 800,389	$ 905,865
Gross profit	$ 591,058	$ 515,256
Selling, general and administrative expenses	$ 477,427	$ 494,584
Net income	$ 72,067	$(44,053)
Basic income (loss) per share	$ 0.00	$ (0.00)

NOTE 8 – SALE OF ASSETS

Effective August 31, 2004, the Company entered into a Definitive Agreement pursuant to which the Company sold  the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar to Thomas Albanese, the former manager of the SAT division, purchased the assets.  The assets are being used in a new company   doing business as Servatus Development, LLC (Servatus).  Under the terms of the Agreement,    Mr. Albanese surrendered 1,460,796 shares of Sitestar stock.  In addition, and Sitestar will receive   20%  of the gross revenues of Servatus over a period of four years and will  maintain the perpetual rights to the crisis management system that is currently under development.  Sitestar will provide office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $8,359 in the current reporting period, representing the excess of the value of the common stock received over the recorded basis of the assets sold.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in the Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

The Company is a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers.  The Company serves primarily markets in Virginia and North Carolina. In November 2003, the Company announced the launch of the national dial-up Internet service that made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost TM Broadband Dial-Up technology, which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net to differentiate national marketing method.  The Company utilizes its own infrastructure and has affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:

•    Internet access services;

•    Web acceleration services;

•    Web design and programming services;

•    Web hosting services;

•    End-to-end e-commerce solutions;

•    Online marketing consulting;

•    Toner and ink cartridge remanufacturing services; and

•    Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has five sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net, http://www.valink.com, http://www.exis.net).  These are located in Lynchburg, Virginia; Martinsville, Virginia; Galax, Virginia; Virginia Beach, Virginia; and Mt. Airy, North Carolina.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States. The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Through its computer sales and service division(http://www.computersbydesign.com), the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the office locations noted above.. The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to customers over buying brand new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 while retaining the rights to the new product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the three months ended March 31, 2005 and 2004. Operating results for any period are not necessarily indicative of results for any future period.

	For the three months ended March 31, 2005 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$761,540	$ -	$38,849	$800,389
Cost of Revenue	-	188,692	-	20,639	209,331

Gross profit	-	572,848	-	18,210	591,058

Operating expenses	32,498	422,815	-	22,114	477,427
Income (loss) from operations	(32,498)	150,033		(3,904)	113,631
Other income (expense)	-	(41,564)	-	-	(41,564)
	______	______	______	______	______
Net income (loss)	$(32,498)	$108,469	-	$(3,904)	$72,067
	=======	=======	=======	======	=======

EBITDA(1)	$(32,498)	$257,951	$ -	$(3,195)	$222,258

	For the three months ended March 31, 2004 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$704,084	$33,435	$74,623	$812,142
Cost of Revenue	-	270,517	32,191	49,377	352,085

Gross profit	-	433,567	1,244	25,246	460,057

Operating expenses	28,558	415,990	-	22,064	466,612
Income (loss) from operations	(28,558)	17,577	1,244	3,182	(6,555)
Other income (expense)	(8,973)	(53,363)	-	-	(62,336)
	______	______	______	______	______
Net income (loss)	$(37,531)	$(35,786)	$1,244	$3,182	$(68,891)
	======	=======	=======	======	=======

EBITDA(1)	$(28,558)	$124,248	$1,244	$4,257	$101,191

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004 (Unaudited)

REVENUE.  Revenue for the three months ended March 31, 2005 decreased by $11,753 or 1.4% from $812,142 for the three months ended March 31, 2004 to $800,389 for the same period in 2005.  Internet sales increased $57,456 or 8.1% from $704,084 for the three months ended March 31, 2004 to $761,540 for the same period in 2005.  Internet sales increased due to the addition of internet customers from the asset acquisitions of Virginia Link Internet and Network Management, Inc., Mount Airy Networks, LLC, Exchange Computers, Inc. and Exis.net, Inc.. These acquisitions, for the three months ended March 31, 2005, yielded approximately $112,100 in additional net revenues.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband internet connections and more choices for consumers resulting in net a decline in excess of growth for dial-up customers.  To insure continued strength in revenue growth the Company’s strategy is to continue to consummate acquisitions of Internet Service Providers.  Offsetting this increase in internet sales in part, retail sales decreased $35,774 or 47.9% for the three months ended March 31, 2005 from $74,623 for the three months ended March 31, 2004 to $38,849 for the same period in 2004.  Decreases in retail sales of new equipment reflect competition from large retail establishments and the change in focus of this division.  The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE. Costs of revenue for the three months ended March 31, 2005 decreased by $142754 or 40.5% from $352,085 for the three months ended March 31, 2004 to $209,331 for the same period in 2005. Internet cost of revenue decreased $81,825 or 30.2% from $270,517 for the three months ended March 31, 2004 to $188,692 for the same period in 2005.  This decrease is primarily due to decreases in telecommunication expenses.  More favorable contracts have been negotiated resulting in efficient use of network capacity for a savings of $104,440 or 47.0% from $222,153 for the three months ended March 31, 2004 to $117,713 for the same period in 2005.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2005 increased $10,815 or 2.3% from $466,612 for the three months ended March 31, 2004 to $477,427 for the same period in 2005.  Bad debts increased $52,908 or 59.8% from $89,618 for the three months ended March 31, 2004 to $142,526 for the same period in 2005.  This was offset in part by decreases in administrative wages and insurance expense.  Administrative wages decreased $39,594 or 29.9% from $132,240 for the three months ended March 31, 2004 to $92,646 for the same period in 2005.  Insurance expense decreased $16,083 or 73.3% from $21,819 for the three months ended March 31, 2004 to $5,736 for the same period in 2005.  Corporate expenses of $32,498 for the three months ended March 31, 2005 consisted primarily of professional fees.  Corporate expenses of $28,558 for the three months ended March 31, 2004 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. from Servatus LLC of $8,359 for the three months ended March 31, 2005.  This represents, per the definitive agreement, 20% of the gross revenue of Servatus, LLC for the three months ended March 31, 2005.  This is an increase of $7,115 over the net income generated by Sitestar Applied Technologies, Inc. for the same period in 2004.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2005 decreased by $12,413 or 19.9% from $62,336 for the three months ended March 31, 2004 to $49,923 for the same period in 2005.  This decrease is a result of reducing principal loan balances and negotiations of more favorable interest rates on loan renewals.

BALANCE SHEET.    Net accounts receivable increased by $62,791 or 65.5% on March 31, 2005 from $95,926 on March 31, 2004 to $158,717 on March 31, 2005.  The primary reason for this increase is inclusion in net accounts receivable of $75,032 for refundable credits from telecommunications suppliers. Net accounts receivable on March 31, 2005, excluding the telecommunications receivables from the balance of, net accounts receivable, actually decreased by $10,241 or 10.9% from the same date in 2004.  Inventory decreased by $15,816 or 12.9% on March 31, 2005 from $122,635 on March 31, 2004 to $106,819 on March 31, 2005.  This decrease is primarily a result of lower levels of purchases of new retail inventory resulting from focusing more on providing technical services to customers as opposed to selling new equipment with lower profit margins.  Accounts payable decreased $102,225 or 31.9% on March 31, 2005 from $320,781 on March 31, 2004 to $218,556 on March 31, 2005.  This decrease reflects the Company’s improved cash flow.  Accrued expenses increased $49,764 or 38.3% from $130,068 on March 31, 2004 to $179,832 on March 31, 2005.  Deferred revenue increased $45,790 or 13.2% from $345,743 on March 31, 2004 to $391,533 on March 31, 2005 representing customer accounts that have been prepaid. Total notes payable, including notes payable to shareholders, increased by $41,261 or 3.2% on March 31, 2005 from $1,297,223 on March 31, 2004 to $1,338,484 on March 31, 2005.  Notes payable to shareholders decreased net $41,760 on March 31, 2005 from $1,028,190 on March 31, 2004 to $986,430 on March 31, 2005.  The increase in total notes payable is a result of paying off the contingent liability for the convertible debentures and financing the acquisitions of the assets of other Internet Service Providers and was offset in part by reductions in principal balances on other notes.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005, the Company generated EBITDA (earnings before interest, taxes, depreciation and amortization) at the Company’s operating subsidiary level of $254,756, which consists of revenue less cost of revenue and operation expenses.  This amount was offset in part by EBITDA at the corporate level of $(32,498).  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  The Company applied EBITDA from operations of $222,258 to reduce the principal balances on notes payable in addition to funding operations for the three months ended March 31, 2005.

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

$13,332 using the Black-Sc holes model.  Since these debentures were convertible on issuance, the preferential conversion costs were expensed immediately and the value of the options was recognized as financing costs over the term of the debentures.

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

Effective January 31, 2004 the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with the Convertible Debenture Holders whereby all legal action regarding the convertible debentures held by the Convertible Debenture Holders will be dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

The terms of the Agreement included a cash payment of $100,000 plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The Agreement limited the number of shares the Convertible Debenture Holders could have sold in any calendar month to 500,000 shares, beginning in May 2004.   In exchange, the Company agreed to

guarantee an average price of $.08 per share for the stock that sold.  To the extent that there was a differential between the actual selling price and the guaranteed selling price, the Company was obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment could have only been made between January 1, 2005 and February 28, 2005.

As a result of signing the Agreement, the Company had recognized a contingent liability of $220,000 as of December 31, 2003, representing management’s estimate of the potential additional payment that may have been required under the terms of the Agreement related to the stock price guarantee.  Demand for payment, per the terms of the settlement agreement, was made for the gross up balance on January 11, 2005 for $259,734.  The Company settled this amount in cash on February 28, 2005.

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the Company’s highest exposure to collection risk.

To help offset this exposure, the Company has added a late payment fee to encourage timely payments by customers.  Another effort to improve customer billing and collections was the implementation of a uniform manual invoice processing fee, which also helps speed up the billing and collections process.

The aging of accounts receivable as of March 31, 2005 and 2004 is as shown:

	2005		2004
Current	$ 89,166	56%	$ 30,308	32%
30 +	43,428	28%	33,857	35%
60 +	26,123	16%	31,761	33%
Total	$ 158,717	100%	$ 95,926	100%

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

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        Exhibits

31.1

Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: May 16, 2005

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: May 16, 2005

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

24