Form 10QSB
period 2005-06-30
SITESTAR CORP
filed 2005-08-03
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 25, 2005, the issuer had 82,013,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

Index

Page

Number

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements (Unaudited)

3

Consolidated Balance Sheets as of June 30, 2005

and December 31, 2004

3

Consolidated Statements of Income for

the three months ended June 30, 2005 and 2004

5

Consolidated Statements of Income for

the six months ended June 30, 2005 and 2004

6

Consolidated Statements of Cash Flows for

the six months ended June 30, 2005 and 2004

7

Notes to Consolidated Financial Statements

10

Item 2.   Management's Discussion and Analysis

18

Item 3.   Controls and Procedures

24

Part II.  OTHER INFORMATION

25

Item 1.  Legal Proceedings

25

Item 2.  Unregistered sales of equity securities and use of proceeds

25

Item 3.  Defaults Upon Senior Securities

25

Item 4.  Submission of Matters to a Vote of Security Holders

25

Item 5.  Other Information

25

Item 6.  Exhibits

25

SIGNATURES

26

 PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS

	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$30,775	$48,533
Accounts receivable, net of allowance of $13,212 and $11,992 as of June 30, 2005 and December 31, 2004 respectively	152,044	192,350
Inventory	120,111	106,388

Total current assets	302,930	347,271

PROPERTY AND EQUIPMENT, net	318,016	359,284
CUSTOMER LIST, net of accumulated amortization of $2,480,645 and $2,335,566 as of June 30, 2005 and December 31, 2004 respectively	276,580	421,659
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	28,062	36,790

TOTAL ASSETS	$2,214,147	$2,453,563

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, Continued

JUNE 30, 2005 AND DECEMBER 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2005	2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$116,002	$260,499
Accrued expenses	129,079	141,975
Deferred revenue	349,751	366,311
Settlement of convertible debentures	-	259,734
Note payable – stockholders, current portion	144,705	323,434
Notes payable, current portion	189,825	124,016

Total current liabilities	929,362	1,475,969

NOTES PAYABLE – STOCKHOLDERS, less current portion	767,819	696,294
NOTES PAYABLE, less current portion	179,338	171,482

TOTAL LIABILITIES	1,876,519	2,343,745

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common Stock, $.001 par value, 300,000,000
shares authorized, 82,013,305 and 82,013,305 shares issued and outstanding on June 30, 2005 and December 31, 2004 respectively	82,013	82,013
Additional paid-in capital	13,334,207	13,334,207
Treasury stock, $.001 par value, 6,218,305 and 6,218,305common shares on June 30, 2005 and December 31, 2004respectively	(129,977)	(129,977)
Accumulated deficit	(12,948,615)	(13,176,425)

Total stockholders’ equity (deficit)	337,628	109,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,214,147	$2,453,563

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004

REVENUE
Internet service revenue	$738,736	$638,942
Retail revenue	41,882	75,884
Development revenue	-	30,515
TOTAL REVENUE	780,618	745,341

COST OF REVENUE
Cost of Internet service revenue	188,127	266,581
Cost of retail revenue	16,984	69,276
Cost of development revenue	-	26,167
TOTAL COST OF REVENUE	205,111	362,024

GROSS PROFIT	575,507	383,317

OPERATING EXPENSES:
Selling general and administrative expenses	376,744	372,096

INCOME FROM OPERATIONS	198,763	11,221

OTHER INCOME (EXPENSES)	(43,020)	(87,797)

INCOME (LOSS) BEFORE INCOME TAXES	155,743	(76,576)

INCOME TAXES	-	-

NET INCOME (LOSS)	$155,743	$(76,576)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.002	$(0.001)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	82,013,305	109,739,142

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004

REVENUE
Internet service revenue	$1,500,276	$1,343,027
Retail revenue	80,731	150,507
Development revenue	-	63,950
TOTAL REVENUE	1,581,007	1,557,484

COST OF REVENUE
Cost of Internet service revenue	376,820	537,097
Cost of retail revenue	37,622	118,653
Cost of development revenue	-	58,358
TOTAL COST OF REVENUE	414,442	714,108

GROSS PROFIT	1,166,565	843,376

OPERATING EXPENSES:
Selling general and administrative expenses	854,171	838,708

INCOME FROM OPERATIONS	312,394	4,668

OTHER INCOME (EXPENSES)	(84,584)	(150,134)

INCOME (LOSS) BEFORE INCOME TAXES	227,810	(145,466)

INCOME TAXES	-	-

NET INCOME (LOSS)	$227,810	$(145,466)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.003	$(0.001)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	82,013,305	109,739,142

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$227,810	$(145,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	201,045	215,506
Bad debt expense	1,220	151,358
Contingent expense refinancing settlement	-	32,000
(Increase) decrease in:
Accounts receivable	39,086	(136,583)
Inventory	(13,723)	16,311
Increase (decrease) in:
Accounts payable	(144,497)	59,656
Accrued expenses	(12,896)	21,174
Deferred revenue	(16,560)	(4,890)

Net cash provided by operating activities	281,485	209,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,969)	(512)

Net cash used in investing activities	(5,969)	(512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	85,797
Net proceeds from notes payable – stockholders	200,000	105,100
Repayment of notes payable	(125,754)	(225,738)
Repayment of convertible debenture	(259,734)	(100,000)
Repayment of notes payable – stockholders	(107,786)	(51,440)

Net cash used in financing activities	(293,274)	(186,281)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,758)	22,273

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	48,533	47,864

CASH AND CASH EQUIVALENTS – END OF PERIOD	$30,775	$70,137

See the accompanying notes to the consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (continued)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2005 and 2004, the Company paid no income taxes and interest of approximately $98,000 and $118,000, respectively.

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

Effective August 31, 2004, the Company entered into a Definitive Agreement pursuant to which the Company sold  the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar, to Thomas Albanese, the former manager of the SAT division.  The assets are being used in a new company that is now doing business as Servatus Development, LLC. (Servatus).  Under the terms of the agreement, Mr. Albanese surrendered 1,460,796 shares of Sitestar stock.  In addition, Sitestar will receive 20% of the gross revenues of Servatus over a period of four years and will maintain the perpetual rights to the crisis management system that is currently under development.  Sitestar will provide office space, occupancy costs, and Internet Services for one year.  The Company recognized a gain from this transaction of $13,529 in the current reporting period, representing the amount received over the recorded basis of the assets sold.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (continued)

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

During the six months ended June 30, 2005, the Company issued no shares of common stock.

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.  The results of the six and three months ended June 30, 2005 is not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, as of June 30, 2005 the Company had a working capital deficit of $626,432.  That condition raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  However, the Company believes that its existing cash, cash equivalents and cash flow from operations and its ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

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

NOTE 3 – CONVERTIBLE DEBENTURE

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.    The debentures bore interest at 12% per annum and were due on May 1, 2001.  The debenture holders voluntarily decided to hold on to the debentures.  The debentures were convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.70 per share.  Due to the preferential conversion feature of these debentures, the Company recognized a financing charge in 2000 of $242,857 (which represents the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures were valued at $121,543 using the Black-Scholes model. Because these debentures were convertible on issuance, preferential conversion costs were expensed immediately and the value of the warrant was recognized as financing costs over the term of the debentures.

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

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York.  The complaint alleged the Company and the officers breached their contractual and fiduciary duties.  The original dispute arose over a significant payment issued by the conversion of stock that was neither applied to the principal or interest balance by the holders.  Effective January 31, 2004 the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with the Convertible Debenture Holders whereby all legal action regarding the convertible debentures held by the Convertible Debenture Holders was dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

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

 SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON STOCK

During the six months ended June 30, 2005, the Company issued no shares of common stock.  During the six months ended June 30, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock were issued in connection with the Settlement Agreement described in note 3. An additional 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net. The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2005 and 2004:

		June 30, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$738,736	$-	$41,882	$780,618
Operating Income (loss)	(10,626)	203,188	-	6,201	198,763
Depreciation and
amortization	-	100,068	-	708	100,776
Interest expense	-	48,191	-	-	48,191
Intangible assets	-	1,593,201	-	-	1,593,201
Total assets	-	2,113,997	-	100,150	2,214,147

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

		June 30, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$638,942	$30,515	$75,884	$745,341
Operating Income (loss)	(22,421)	44,179	4,347	(14,884)	11,221
Depreciation and
amortization	-	106,685	-	1,075	107,760
Interest expense	(4,856)	(50,941)	-	-	(55,797)
Intangible assets	-	1,751,887	-	-	1,751,887
Total assets	-	2,302,135	-	88,965	2,391,100

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2005 and 2004:

		June 30, 2005

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$1,500,276	$-	$80,731	$1,581,007
Operating income (loss)	(43,124)	353,220	-	2,298	312,394
Depreciation and			-
amortization	-	199,628	-	1,417	201,045
Interest expense	-	98,114	-	-	98,114
Intangible assets	-	1,593,201	-	-	1,593,201
Total assets	-	2,113,997	-	100,150	2,214,147

		June 30, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$1,343,027	$63,950	$150,507	$1,557,484
Operating Income (loss)	(50,979)	61,758	5,591	(11,702)	4,668
Depreciation and
amortization	-	213,356	-	2,150	215,506
Interest expense	(13,829)	(104,305)	-	-	(118,134)
Intangible assets	-	1,751,887	-	-	1,751,887
Total assets	-	2,302,135	-	88,965	2,391,100

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

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

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITIONS. Continued

The fair value of assets acquired is summarized as follows:

Equipment	$ 42,689
Customer list	159,625
Non-compete agreement	24,000
Deferred revenue	(50,000)
Purchase price	$ 176,314 ========

Since the acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC was consummated on June 30, 2004, there are results of operations of these companies for the six months ended June 30, 2005 included in the accompanying June 30, 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Virginia Link and Network Management, Inc. and Mount Airy Networks, LLC had been effective January 1, 2004. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2005	2004
Net sales	$ 1,581,007	$ 1,672,021
Gross profit	1,166,565	1,294,663
Selling, general and administrative expenses	854,171	879,923
Net income	$ 227,810	$ 345,870
Basic income per share	$ 0.00	$ 0.00

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

Because the acquisition of Exchange Computers, Inc. and Exis.net, Inc. was consummated on November 22, 2004, there are results of operations of these companies for the six months ended June 30, 2005 included in the accompanying June 30, 2005 and 2004 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Exchange Computers, Inc. and Exis.net, Inc. had been effective January 1, 2004.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2005	2004
Net sales	$ 1,581,007	$ 1,734,316
Gross profit	1,166,565	1,298,384
Selling, general and administrative expenses	854,171	887,829
Net income	$ 227,810	$ 256,340
Basic income per share	$ 0.00	$ 0.00

NOTE 8 – SALE OF ASSETS

Effective August 31, 2004, the Company entered into a Definitive Agreement pursuant to which the Company sold  the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar to Thomas Albanese, the former manager of the SAT division, purchased the assets.  The assets are being used in a new company   doing business as Servatus Development, LLC (Servatus).  Under the terms of the Agreement,    Mr. Albanese surrendered 1,460,796 shares of Sitestar stock.  In addition, and Sitestar will receive   20%  of the gross revenues of Servatus over a period of four years and will  maintain the perpetual rights to the crisis management system that is currently under development.  Sitestar will provide office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $13,529 in the current reporting period, representing the excess of the value of the common stock received over the recorded basis of the assets sold.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

August 1, 2005 the Company announced it has entered into a letter of intent to acquire a western United States company’s Internet assets as well as primarily residential customer base.  This customer base consists of over 11,000 dial-up accounts, Digital Subscriber Line (DSL) access, wireless access, web hosting, web acceleration and other services.

This transaction is scheduled to close on or before September 1, 2005.  It will be subject to the satisfaction of a number of conditions, including the completion of due diligence and audits, board of director approvals, the execution of a mutually acceptable definitive agreement and other customary conditions.  More information will be disclosed in a press release and an 8-K filing with the SEC when this transaction closes.

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

Overview

The Company is a mid-Atlantic Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers. The Company serves primarily markets in Virginia and North Carolina. In November 2003, the Company announced the launch of the national dial-up Internet service that made service available to thousands of cities throughout the United States.  This expanded service features SurfBoost TM Broadband Dial-Up technology, which includes web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net to differentiate national marketing method.  The Company utilizes its own infrastructure as well as has affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:

•    Internet access services;

•    Web acceleration services;

•    Web design and programming services;

•    Web hosting services;

•    End-to-end e-commerce solutions;

•    Online marketing consulting;

•    Toner and ink cartridge remanufacturing services; and

•    Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has five sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net, http://www.valink.com and http://www.exis.net).  These are located in Lynchburg, Virginia; Martinsville, Virginia; Galax, Virginia; Virginia Beach, Virginia; and Mt. Airy, North Carolina.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States. The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Through its computer sales and service division http://www.computersbydesign.com), the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the office locations noted above.  The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) takes empty toner cartridges and remanufactures them to provide savings to customers over buying brand new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 while retaining the rights to the new product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the six months ended June 30, 2005 and 2004. Operating results for any period are not necessarily indicative of results for any future period.

	For the six months ended June 30, 2005 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$1,500,276	$ -	$80,731	$1,581,007
Cost of Revenue	-	376,820	-	37,622	414,442

Gross profit	-	1,123,456	-	43,109	1,166,565

Operating expenses	43,124	770,236	-	40,811	854,171
Income (loss) from Operations	(43,124)	353,220		2,298	312,394
Other income (expense)	-	(84,584)	-	-	(84,584)
	______	______	______	______	___
Net income (loss)	$(43,124)	$268,636	-	$2,298	$227,810
	=======	=======	=======	======	=======

EBITDA(1)	$(43,124)	$566,378	$ -	$3,715	$526,969

	For the six months ended June 30, 2004 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$1,343,027	$ 63,950	$150,507	$1,557,484
Cost of Revenue	-	537,097	58,358	118,653	714,108

Gross profit	-	805,930	5,592	31,854	843,376

Operating expenses	50,979	744,173	-	43,556	838,708
Income (loss) from Operations	(50,979)	61,757	5,592	(11,702)	4,668
Other income (expense)	(45,829)	(104,305)	-	-	(150,134)
	______	______	______	______	___
Net income (loss)	$(96,808)	$(42,548)	5,592	$(11,702)	$(145,466)
	=======	=======	=======	======	=======

EBITDA(1)	$(82,979)	$275,111	$ 5,592	$(9,551)	$188,173

____________________

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004 (Unaudited)

REVENUE.  Revenue for the six months ended June 30, 2005 increased by $23,522 or 1.5% from $1,557,484 for the six months ended June 30, 2004 to $1,581,006 for the same period in 2005.  Internet sales increased $157,249 or 11.7% from $1,343,027 for the six months ended June 30, 2004 to $1,500,276 for the same period in 2005. Internet sales increased due to the addition of internet customers from the asset acquisitions of Virginia Link Internet and Network Management, Inc., Mount Airy Networks, LLC, Exchange Computers, Inc. and Exis.net, Inc.. These acquisitions, for the six months ended June 30, 2005, yielded approximately $291,000 in additional net revenues.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband internet connections and more choices for consumers resulting in net a decline in excess of growth for dial-up customers. To insure continued strength in revenue growth the Company’s strategy is to continue to consummate acquisitions of Internet Service Providers.  Offsetting this increase in internet sales in part, retail sales decreased $69,776 or 46.3% for the six months ended June 30, 2005 from $150,507 for the six months ended June 30, 2004 to $80,731 for the same period in 2005.  Decreases in retail sales of new equipment reflect competition from large retail establishments and the change in focus of this division.  The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE. Costs of revenue for the six months ended June 30, 2005 decreased by $299,666 or 42.0% from $714,108 for the six months ended June 30, 2004 to $414,442 for the same period in 2005. Internet cost of revenue decreased $160,277 or 29.8% from $537,097 for the six months ended June 30, 2004 to $376,820 for the same period in 2005. This decrease is primarily due to decreases in telecommunication expenses.  More favorable contracts have been negotiated resulting in efficient use of network capacity for a savings of $196,096 or 43.9% from $447,019 for the six months ended June 30, 2004 to $250,922 for the same period in 2005.

OPERATING EXPENSES. Operating expenses for the six months ended June 30, 2005 increased $15,463 or 1.8% from $838,708 for the six months ended June 30, 2004 to $854,171 for the same period in 2005.  Bad debts increased $73,421 or 48.5% from $151,358 for the six months ended June 30, 2004 to $224,779 for the same period in 2005.  This was offset in part by decreases in administrative wages and amortization expense.  Administrative wages decreased $46,044 or 20.4% from $225,525 for the six months ended June 30, 2004 to $179,482 for the same period in 2005. Amortization expense decreased $25,375 or 14.2% from $179,182 for the six months ended June 30, 2004 to $153,807 for the same period in 2005. Corporate expenses of $43,124 for the six months ended June 30, 2005 consisted primarily of professional fees.  Corporate expenses of $50,979 for the six months ended June 30, 2004 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. from Servatus LLC of $13,529 for the six months ended June 30, 2005.  This represents, per the definitive agreement, 20% of the gross revenue of Servatus, LLC for the six months ended June 30, 2005. This is an increase of $7,937 over the net income generated by Sitestar Applied Technologies, Inc. for the same period in 2004.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2005 decreased by $20,020 or 16.9% from $118,134 for the six months ended June 30, 2004 to $98,114 for the same period in 2005.  This decrease is a result of reducing principal loan balances and negotiations of more favorable interest rates on loan renewals.

JUNE 30, 2005 (Unaudited) COMPARED TO DECEMBER 31, 2004 (Audited)

BALANCE SHEET.    Net accounts receivable decreased by $40,306 or 20.9% on June 30, 2005 from $192,350 on December 31, 2004 to $152,044 on June 30, 2005. The primary reason for this decrease is the collection of refundable credits from telecommunications suppliers included in net accounts receivable on December 31, 2004 of $52,891.  Inventory increased by $13,723 or 12.9% on June 30, 2005 from $106,388 on December 31, 2004 to $120,111 on June 30, 2005.  This increase is primarily a result of the acquisition of used equipment in bulk for resale.  Accounts payable decreased $144,497 or 55.5% on June 30, 2005 from $260,499 on December 31, 2004 to $116,004 on June 30, 2005.  This decrease reflects the Company’s improved cash flow.  Accrued expenses decreased $12,896 or 9.1% from $141,975 on December 31, 2004 to $129,079 on June 30, 2005.

Deferred revenue decreased $16,560 or 4.5% from $366,311 on December 31, 2004 to $349,751 on June 30, 2005 representing customer accounts that have been prepaid. The current portion of long-term debt, including notes payable to shareholders, decreased by $112,920 or 25.2% on June 30, 2005 from $447,450 on December 31, 2004 to $334,530 on June 30, 2005.  The long-term portion of notes payable, including notes payable to shareholders, increased by $79,381 or 9.1% on June 30, 2005 from $867,776 on December 31, 2004 to $947,157 on June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2005, the Company generated EBITDA (earnings before interest, taxes, depreciation and amortization) at the Company’s operating subsidiary level of $570,093, which consists of revenue less cost of revenue and operation expenses.  This amount was offset in part by EBITDA at the corporate level of $(43,124).  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  The Company applied EBITDA from operations of $526,969 to reduce the principal balances on notes payable in addition to funding operations for the six months ended June 30, 2005.

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

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payments by customers.  Another effort to improve customer billing and collections was the implementation of a uniform manual invoice-processing fee, which also helps speed up the billing and collections process.

The aging of accounts receivable as of June 30, 2005 and December 31, 2004 is as shown:

	2005		2004
Current	$ 70,496	43%	$ 54,677	29%
30 < 60	57,397	35%	108,087	56%
60 +	37,363	22%	29,586	15%
Total	$ 165,256	100%	$ 192,350	100%

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

OFF BALANCE SHEET TRANSACTIONS

The Company is not a part to any off balance sheet transactions.

Forward-looking statements

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company’s Management’s Discussion and Analysis of Financial Condition and

Results of Operations section discusses its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2005. They have concluded that, as of June 30, 2005, the Company’s disclosures were effective to ensure that:

(1)

That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms, and

(2)

Controls and procedures are designed by the Company to ensure that information required to be disclosed by Sitestar Corporation in the reports it files or submits under the Act is accumulated and communicated to the issuer’s management including the principal executive and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2005, the Company’s disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in its reports filed under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

The following are filed as exhibits to this form 10-QSB:

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

Date: August 3, 2005

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: August 3, 2005

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

26