Form 10QSB
period 2005-09-30
SITESTAR CORP
filed 2005-11-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2005, the issuer had 86,013,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

 SITESTAR CORPORATION

Index

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2005

and December 31, 2004

3

Consolidated Statements of Income for

the three months ended September 30, 2005 and 2004

5

Consolidated Statements of Income for

the nine months ended September 30, 2005 and 2004

6

Consolidated Statements of Cash Flows for

the nine months ended September 30, 2005 and 2004

7

Notes to Consolidated Financial Statements

10

Item 2.   Management's Discussion and Analysis

21

Item 3.   Controls and Procedures

29

Part II.  OTHER INFORMATION

29

Item 1.  Legal Proceedings

29

Item 2.  Unregistered sales of equity securities and use of proceeds

29

Item 3.  Defaults Upon Senior Securities

30

Item 4.  Submission of Matters to a Vote of Security Holders

30

Item 5.  Other Information

30

Item 6.  Exhibits and Reports on Form 8-K

30

SIGNATURES

30

                                                                               2

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS

	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$34,206	$48,533
Accounts receivable, net of allowance of $12,341 and $11,992 as of September 30, 2005 and December 31, 2004 respectively	135,382	192,350
Inventory	116,593	106,388

Total current assets	286,181	347,271

PROPERTY AND EQUIPMENT, net	342,490	359,284
CUSTOMER LIST, net of accumulated amortization of $2,592,879 and $2,335,566 as of September 30, 2005 and December 31, 2004 respectively	1,593,395	421,659
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	184,114	36,790

TOTAL ASSETS	$3,694,739	$2,453,563

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, Continued

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$158,937	$260,499
Accrued expenses	131,573	141,975
Deferred revenue	340,532	366,311
Settlement of convertible debentures	-	259,734
Notes payable – stockholders, current portion	181,439	323,434
Notes payable, current portion	1,417,532	124,016

Total current liabilities	2,230,013	1,475,969

NOTES PAYABLE – STOCKHOLDERS, less current portion	704,579	696,294
NOTES PAYABLE, less current portion	185,996	171,482

TOTAL LIABILITIES	3,120,588	2,343,745

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 86,013,305 and 82,013,305 shares issued and outstanding on September 30, 2005 and December 31, 2004 respectively	86,013	82,013
Additional paid-in capital	13,450,207	13,334,207
Treasury stock, $.001 par value, 6,218,305 and 6,218,305 common shares on September 30, 2005 and December 31, 2004 respectively	(129,977)	(129,977)
Accumulated deficit	(12,832,092)	(13,176,425)

Total stockholders’ equity	574,151	109,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,694,739	$2,453,563

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004

REVENUE
Internet service revenue	$780,793	$724,106
Retail revenue	37,615	63,742
Development revenue	-	15,964
TOTAL REVENUE	818,408	803,812

COST OF REVENUE
Cost of Internet service revenue	198,594	164,067
Cost of retail revenue	30,481	42,805
Cost of development revenue	-	13,069
TOTAL COST OF REVENUE	229,075	219,941

GROSS PROFIT	589,333	583,871

OPERATING EXPENSES:
Selling general and administrative expenses	427,704	371,718

INCOME FROM OPERATIONS	161,629	212,153

OTHER INCOME (EXPENSES)	(45,105)	(56,102)

INCOME BEFORE INCOME TAXES	116,524	156,051

INCOME TAXES	-	-

NET INCOME	$116,524	$156,051

BASIC AND DILUTED EARNINGS PER SHARE	$0.001	$0.001

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	83,839,392	109,739,142

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004

REVENUE
Internet service revenue	$2,281,068	$2,067,132
Retail revenue	118,346	214,249
Development revenue	-	79,914
TOTAL REVENUE	2,399,414	2,361,295

COST OF REVENUE
Cost of Internet service revenue	575,413	701,163
Cost of retail revenue	68,103	161,458
Cost of development revenue	-	71,428
TOTAL COST OF REVENUE	643,516	934,049

GROSS PROFIT	1,755,898	1,427,246

OPERATING EXPENSES:
Selling general and administrative expenses	1,281,875	1,210,426

INCOME FROM OPERATIONS	474,023	216,820

OTHER INCOME (EXPENSES)	(129,690)	(206,236)

INCOME BEFORE INCOME TAXES	344,333	10,584

INCOME TAXES	-	-

NET INCOME	$344,333	$10,584

BASIC AND DILUTED EARNINGS PER SHARE	$0.004	$(0.000)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	82,628,690	108,432,357

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$344,333	$10,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	349,099	342,797
Bad debt expense	348	198,828
Contingent expense refinancing settlement	-	36,000
Gain on sale of assets		(13,125)
(Increase) decrease in:
Accounts receivable	3,729	(195,832)
Accounts receivable, other	52,891	(61,739)
Inventory	(10,204)	17,557
Increase (decrease) in:
Accounts payable	(101,562)	38,221
Accrued expenses	(10,403)	40,465
Deferred revenue	(118,863)	(59,034)

Net cash provided by operating activities	509,368	354,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,315)	(512)
Purchase of customer list	(250,000)	-

Net cash (used in) investing activities	(257,315)	(512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	116,573
Net proceeds from notes payable – stockholders	335,000	107,650
Repayment of notes payable	(186,693)	(266,056)
Repayment of convertible debenture	(259,734)	(100,000)
Repayment of notes payable – stockholders	(154,953)	(173,190)

Net cash (used in) financing activities	(266,380)	(315,023)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,327)	39,187

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	48,533	47,864

CASH AND CASH EQUIVALENTS -END OF PERIOD	$34,206	$87,051

 See the accompanying notes to the consolidated financial statements.

  SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (continued)

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2005 and 2004, the Company paid no income taxes and interest of approximately $148,000 and $183,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2005, the Company issued 4,000,000 shares of common stock to Frank and Julie Erhartic pursuant to a Debt Conversion Agreement dated August 19, 2005.  The Agreement provides that Frank R. Erhartic, Jr. and Julie Erhartic accept four million shares of common stock of the Company as payment of $120,000, based on the market value of the shares at the date of issuance, of debt owed by the Company to Frank R. Erhartic, Jr. and Julie Erhartic jointly.  During the nine months ended September 30, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock valued at $79,999 were issued in connection with the Settlement Agreement described in note 3.  In addition, related to the Settlement Agreement, interest accrued on the convertible debenture was removed and an increase in the contingent liability was recorded of $21,518.  Also 4,145,995 shares were issued to Frank and Julie Erhartic as original Lynchburg.net shareholders pursuant to the purchase agreement dated November 11, 2000 whereby the Company purchased their shares of Lynchburg.net.  The value of these additional shares issued was $165,840, based on the market value of the shares at the date of issuance and was recorded as additional goodwill in the accompanying consolidated financial statements.  On December 31, 2004 the Company restated shares deducted from the issued and outstanding status for the year ended December 31, 2002 for shares not cancelled for the period then ended.  Certain restricted shares were restated to the issued and outstanding status to more accurately reflect their status on December 31, 2004.

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

 SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (continued)

(UNAUDITED)

 Albanese surrendered 1,460,796 shares of Sitestar stock.  In addition, Sitestar is receiving 20% of the gross revenues of Servatus over a period of four years and is maintaining the perpetual rights to the crisis management system.  Sitestar is providing office space, occupancy costs, and Internet Services.

The Company recognized a gain from this transaction of $17,895 in the current reporting period, representing the amount received over the recorded basis of the assets sold.

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

Idacomm, a wholly owned subsidiary of Idacorp

Effective September 16, 2005, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Idacomm, an Idaho corporation. The transaction consists of the acquisition of the dial-up customers, the related Internet assets and non-compete agreements from company. The total purchase price was $1,698,430 representing the fair value of the assets acquired, less $112,735 for deferred revenues and less a 10% discount, for a net purchase price of $1,545,304, which consisted of a down payment of $250,000 with the balance to be paid by a non-interest bearing note payable over 7 months.

During the nine months ended September 30, 2005, the Company issued 4,000,000 shares of common stock to Frank and Julie Erhartic pursuant to a Debt Conversion Agreement dated August 19, 2005.  The Agreement provides that Frank R. Erhartic, Jr. and Julie Erhartic accept four million shares of common stock of the Company as payment of $120,000 of debt owed from the Company to Frank R. Erhartic, Jr. and Julie Erhartic jointly based on the market value of the shares at the date of issuance.

See the accompanying notes to the consolidated financial statements.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB.  The results of the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, as of September 30, 2005, the Company had a working capital deficit of $1,943,832.  That condition raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  However, the Company believes that its existing cash, cash equivalents and cash flow from operations and its ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next 12 months.

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

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE DEBENTURE, Continued

The complaint alleged that the Company and the officers breached their contractual and fiduciary duties.  The original dispute arose over a significant payment issued by the conversion of stock that was neither applied to the principal or interest balance by the holders.  Effective January 31, 2004 the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with the Convertible Debenture Holders whereby all legal action regarding the convertible debentures held by the Convertible Debenture Holders was dismissed.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004.

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

NOTE 4 – COMMON STOCK

During the nine months ended September 30, 2005, the Company issued 4,000,000 shares of common stock to Frank and Julie Erhartic pursuant to a Debt Conversion Agreement dated August 19, 2005.  The Agreement provides that Frank R. Erhartic, Jr. and Julie Erhartic accept four million shares of common stock of the Company as payment of $120,000, based on the market value of the shares at the date of issuance, of debt owed by the Company to Frank R. Erhartic, Jr. and Julie Erhartic jointly.  During the nine months ended September 30, 2004, the Company issued 8,145,995 shares of common stock.  4,000,000 shares of common stock were issued in connection with the Settlement

 SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON STOCK, Continued

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

 NOTE 5 – SEGMENT INFORMATION

 The Company has four business units that have separate management and reporting infrastructures offering different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail. The Corporate group is the holding company and oversees the operating of the other business units. The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville, Galax, Virginia Beach, Shenandoah Valley and Lynchburg, Virginia, Mt. Airy, North Carolina, Idaho, Washington, Utah, Nevada and Arizona areas.  The Development group provides customer software programming to companies, principally in the manufacturing industries. (See Note 8) The Retail group operates a retail computer store in Lynchburg, Virginia and in Mt. Airy, North Carolina, as well as, providing toner cartridge remanufacturing services in Lynchburg, Virginia (http://www.recharge.net).

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2005 and 2004:

		September 30, 2005

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$780,793	$-	$37,615	$818,408
Operating income (loss)	(8,399)	182,804	-	(12,776)	161,629
Depreciation and			-
amortization	-	147,346	-	709	148,055
Interest expense	-	49,471	-	-	49,471
Intangible assets	-	3,066,068	-	-	3,066,068
Total assets	-	3,596,700	-	98,039	3,694,739

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

		September 30, 2004

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$724,106	$15,964	$63,742	$803,812
Operating Income (loss)	(10,632)	219,391	2,895	499	212,153
Depreciation and
amortization	-	126,125	-	1,076	127,201
Interest expense	(1,973)	(63,254)	-	-	(65,227)
Intangible assets	-	1,729,180	-	-	1,729,180
Total assets	-	2,311,760	-	89,755	2,401,515

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2005 and 2004:

		September 30, 2005

	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$2,281,068	$-	$118,346	$2,399,414
Operating income (loss)	(51,523)	536,024	-	(10,478)	474,023
Depreciation and			-
amortization	-	346,973	-	2,126	349,099
Interest expense	-	147,585	-	-	147,585
Intangible assets	-	3,066,068	-	-	3,066,068
Total assets	-	3,596,700	-	98,039	3,694,739

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

Since the acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC was consummated on June 30, 2004, there are results of operations of these companies for the nine months ended September 30, 2005 included in the accompanying September 30, 2005 consolidated financial statements.

 SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Virginia Link and Network Management, Inc. and Mount Airy Networks, LLC had been effective January 1, 2004. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2005	2004
Net sales	$ 2,399,414	$ 2,475,832
Gross profit	1,755,898	1,516,507
Selling, general and administrative expenses	1,281,875	1,251,641
Net income	$ 344,333	$ 52,099
Basic income per share	$ 0.004	$ 0.00

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

Because the acquisition of Exchange Computers, Inc. and Exis.net, Inc. was consummated on November 22, 2004, there are results of operations of these companies for the nine months ended September 30, 2005 included in the accompanying September 30, 2005 and 2004 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Exchange Computers, Inc. and Exis.net, Inc. had been effective January 1, 2004.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2005	2004
Net sales	$ 2,399,414	$ 2,614,319
Gross profit	1,755,898	1,563,968
Selling, general and administrative expenses	1,281,875	1,287,136
Net income	$ 344,333	$ 65,536
Basic income per share	$ 0.004	$ 0.00

Idacomm, a wholly owned subsidiary of Idacorp

Effective September 16, 2005, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Idacomm, an Idaho corporation. The transaction consists of the acquisition of the dial-up customers, the related Internet assets and non-compete agreements from company. The total purchase price was $1,698,430 representing the fair value of the assets acquired, less $112,735 for deferred

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITIONS, continued

 revenues and less a 10% discount, for a net purchase price of $1,545,304 which consisted of a down payment of $250,000 with the balance to be paid by a non-interest bearing note payable over 7 months.

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

The fair value of assets acquired is summarized as follows:

Equipment	$ 50,000
Accounts receivable	13,990
Customer list	1,316,314
Non-compete agreement	165,000
Purchase price	$ 1,545,304 ========

Because the acquisition of Idacomm was consummated on September 16, 2005, there are  no results of operations of these companies for the nine months ended September 30, 2005 included in the accompanying September 30, 2005 and 2004 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Idacomm had been effective January 1, 2004.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITIONS, continued

	2005	2004
Net sales	$ 4,094,725	$ 4,147,530
Gross profit	3,246,451	2,997,481
Selling, general and administrative expenses	1,658,101	1,633,681
Net income	$ 1,423,667	$ 1,117,175
Basic income per share	$ 0.02	$ 0.01

NOTE 8 – SALE OF ASSETS

Effective August 31, 2004, the Company entered into a Definitive Agreement pursuant to which the Company sold  the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar to Thomas Albanese, the former manager of the SAT division, purchased the assets.  The assets are being used in a new company   doing business as Servatus Development, LLC (Servatus).  Under the terms of the Agreement, Mr. Albanese surrendered 1,460,796 shares of Sitestar stock.  In addition, Sitestar will receive   20%  of the gross revenues of Servatus over a period of four years and will maintain the perpetual rights to the crisis management system.  Sitestar will provide office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $17,895 in the current reporting period, representing the excess of the value of the common stock received over the recorded basis of the assets sold.

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

Overview

The Company is a national Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers. The Company serves primarily markets in Mid Atlantic and Northwestern states.  In November 2003, the Company announced the launch of the national dial-up Internet service that made service available to thousands of cities throughout the United States.  This expanded service was enhanced with the acquisition of the Idacomm customer base, features web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net to differentiate national marketing method.  The Company utilizes its own infrastructure as well as affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:

·    Internet access services;

·    Web acceleration services;

·    Web design and programming services;

·    Web hosting services;

·    End-to-end e-commerce solutions;

·    Online marketing consulting;

·    Toner and ink cartridge remanufacturing services; and

·    Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has five sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net,  http://www.valink.com and http://www.exis.net).  These are located in Martinsville, Galax, Virginia Beach, Shenandoah Valley and Lynchburg, Virginia, Mt. Airy, North

Carolina, Idaho, Washington, Utah, Nevada  and Arizona areas.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States.

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

RESULTS OF OPERATIONS

The following tables show financial data for the nine months ended September 30, 2005 and 2004. Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2005 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$2,281,068	$ -	$118,346	$2,399,414
Cost of revenue	-	575,413	-	68,103	643,516

Gross profit	-	1,705,655	-	50,243	1,755,898

Operating expenses	51,523	1,169,631	-	60,721	1,281,875
Income (loss) from Operations	(51,523)	536,024		(10,478)	474,023
Other income (expense)	-	(129,690)	-	-	(129,690)
	______	______	______	______	___
Net income (loss)	$(51,523)	$406,334	-	$(10,478)	$344,333
	=======	=======	=======	======	=======

EBITDA(1)	$(51,523)	$900,892	$ -	$(8,352)	$841,017

	For the nine months ended September 30, 2004 (unaudited)
	Corporate	Internet	Development	Retail	Total
Revenue	$ -	$2,067,132	$ 79,914	$214,249	$2,361,295
Cost of revenue	-	701,163	71,428	161,458	934,049

Gross profit	-	1,365,969	8,486	52,791	1,427,246

Operating expenses	61,611	1,084,821	-	63,994	1,210,426
Income (loss) from Operations	(61,611)	281,148	8,486	(11,203)	216,820
Other income (expense)	(51,802)	(154,434)	-	-	(206,236)
	______	______	______	______	___
Net income (loss)	$(113,413)	$126,714	8,486	$(11,203)	$10,584
	=======	=======	=======	======	=======

EBITDA(1)	$(97,611)	$633,844	$ 8,486	$(7,977)	$536,742

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004 (Unaudited)

REVENUE.  Revenue for the nine months ended September 30, 2005 increased by $38,119 or 1.6% from $2,361,295 for the nine months ended September 30, 2004 to $2,399,414 for the same period in 2005.  Internet sales increased $213,936 or 10.3% from $2,067,132 for the nine months ended September 30, 2004 to $2,281,068 for the same period in 2005. Internet sales increased due to the addition of Internet customers from the asset acquisitions of Virginia Link Internet and Network Management, Inc., Mount Airy Networks, LLC, Exchange Computers, Inc., Exis.net, Inc., and Idacomm. These acquisitions, for the nine months ended September 30, 2005, yielded approximately $426,000 in additional net revenues.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband Internet connections and more choices for consumers resulting in net a decline in excess of growth for dial-up customers.  To insure continued strength in revenue growth the Company’s strategy is to continue to consummate acquisitions of Internet Service Providers.  Offsetting this increase in Internet sales in part, retail sales decreased $95,903 or 44.8% for the nine months ended September 30, 2005 from $214,249 for the nine months ended September 30, 2004 to $118,346 for the same period in 2005.  Decreases in retail sales of new equipment reflect competition from large retail establishments and the change in focus of this division.  The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE. Costs of revenue for the nine months ended September 30, 2005 decreased by $290,533 or 31.1% from $934,049 for the nine months ended September 30, 2004 to $643,516 for the same period in 2005. Internet cost of revenue decreased $125,750 or 17.9% from $701,163 for the nine months ended September 30, 2004 to $575,413 for the same period in 2005.  This decrease is primarily due to decreases in telecommunication expenses.  More favorable contracts have been negotiated resulting in efficient use of network capacity for a savings of $191,257 or 32.8% from $583,186 for the nine months ended September 30, 2004 to $391,929 for the same period in 2005.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 2005 increased $71,449 or 5.9% from $1,210,426 for the nine months ended September 30, 2004 to $1,281,875 for the same period in 2005.  Bad debts increased $142,947 or 71.9% from $198,828 for the nine months ended September 30, 2004 to $341,775 for the same period in 2005.  This was offset in part by decreases in administrative wages and insurance expense.  Administrative wages decreased $65,185 or 19.8% from $328,478 for the nine months ended September 30, 2004 to $263,293 for the same period in 2005. Insurance expense decreased $21,804 or 50.2% from $43,392 for the nine months ended September 30, 2004 to $21,588 for the same period in 2005.  Corporate expenses of $51,523 for the nine months ended September 30, 2005 consisted primarily of professional fees.  Corporate expenses of $61,611 for the nine months ended September 30, 2004 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. from Servatus LLC of $17,895 for the nine months ended September 30, 2005.  This represents, per the Definitive Agreement, 20% of the gross revenue of Servatus, LLC for the nine months ended September 30, 2005.  This is an increase of $9,409 over the net income generated by Sitestar Applied Technologies, Inc. for the same period in 2004.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2005 decreased by $35,776 or 19.5% from $183,361 for the nine months ended September 30, 2004 to $147,585 for the same period in 2005.  This decrease is a result of reducing principal loan balances and negotiations of more favorable interest rates on loan renewals.

SEPTEMBER 30, 2005 (Unaudited) COMPARED TO DECEMBER 31, 2004 (Audited)

BALANCE SHEET.    Net accounts receivable decreased by $56,968 or 29.6% on September 30, 2005 from $192,350 on December 31, 2004 to $135,382 on September 30, 2005. The primary reason for this decrease is the collection of refundable credits from telecommunications suppliers included in net accounts receivable on December 31, 2004 of $52,891.  Inventory increased by $10,205 or 9.6% on September 30, 2005 from $106,388 on December 31, 2004 to $116,593 on September 30, 2005.  This increase is primarily a result of the acquisition of used equipment in bulk for resale.  Accounts payable decreased $101,562 or 39.0% on September 30, 2005 from $260,499 on December 31, 2004 to $158,937 on September 30, 2005.  This decrease reflects the Company’s improved cash flow.  Accrued expenses decreased $10,402 or 7.3% from $141,975 on December 31, 2004 to $131,573 on September 30, 2005.  Deferred revenue decreased $25,779 or 7.0% from $366,311 on December 31, 2004 to $340,532 on September 30, 2005 representing customer accounts that have been prepaid. The current portion of long-term debt payable to shareholders, decreased by $141,995 or 44.0% on September 30, 2005 from $323,434 on December 31, 2004 to $181,439 on September 30, 2005.  The current portion of long-term debt payable, increased by $1,293,516 on September 30, 2005 from $124,016 on December 31, 2004 to $1,417,532 on September 30, 2005. The increase is primarily due to financing the purchase of the Idacomm customer base which is all classified as current.  The long-term portion of notes payable, including notes payable to shareholders, increased by $22,799 or 2.6% on September 30, 2005 from $867,776 on December 31, 2004 to $890,575 on September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2005, the Company generated EBITDA (earnings before interest, taxes, depreciation and amortization) at the Company’s operating subsidiary level of $900,892, which consists of revenue less cost of revenue and operation expenses.  This amount was offset in part by EBITDA at the corporate level of $(51,523).  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance.  The Company applied EBITDA from operations of $841,017 to reduce the principal balances on notes payable in addition to funding operations for the nine months ended September 30, 2005.

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

The aging of accounts receivable as of September 30, 2005 and December 31, 2004 is as shown:

	2005		2004
Current	$ 37,314	27%	$ 54,677	29%
30 < 60	65,662	49%	108,087	56%
60 +	32,406	24%	29,586	15%
Total	$ 135,382	100%	$ 192,350	100%

The Company believes that the existing cash, cash equivalents, and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the working capital and capital expenditure requirements for at least the next 12 months.  If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, the

Company may need to slow down or stop the acquisition of Internet Service Providers and reduce the marketing and development efforts. Any of these events could harm the Company’s business, financial condition or results of operations.

OFF BALANCE SHEET TRANSACTIONS

The Company is not a party to any off balance sheet transactions.

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

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2005. They have concluded that, as of September 30, 2005, the Company’s disclosures were effective to ensure that:

(1)

That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and

(2)

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of September 30, 2005, the Company’s disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in its reports filed under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-QSB:

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

Date: November 14, 2005

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: November 14, 2005

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)