Form 10KSB
period 2005-12-31
SITESTAR CORP
filed 2006-03-30
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

TITLE OF EACH CLASS
COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been Subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenue for the year ended December 31, 2005:  $3,679,982

The aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) is approximately $6,757,291 (based on the March 24, 2006 trade price of $0.11 per share).

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development and acceptance of the Company’s business strategy and new applications for Sitestar Corporation's existing products. Readers are cautioned that, although the Company believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10KSB.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company is a national Internet Service Provider (ISP) and Computer Services company offering a broad range of services to business and residential customers. The Company serves primarily markets in Mid Atlantic and Northwestern states. In November 2003, the Company announced the launch of the national dial-up Internet service that made service available to thousands of cities throughout the United States.  This expanded service was enhanced with the acquisition of the Idacomm customer base, and features value-added services, including web acceleration, e-mail acceleration and pop-up ad blocking and spam and virus filtering.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net. The Company utilizes its own infrastructure, as well as, affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:

☐    Internet access services;
☐    Web acceleration services;
☐    Web design and programming services;
☐    Web hosting services;
☐    End-to-end e-commerce solutions;
☐    Online marketing consulting;
☐    Toner and ink cartridge remanufacturing services; and
☐    Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has six sites of operation (http://www.surfwithus.net, http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net, http://www.valink.com, http://www.exis.net and http://www.velocitus.com).  These are located in Martinsville, Galax, Virginia Beach, Shenandoah Valley and Lynchburg, Virginia; Mt. Airy, North Carolina; and the Idaho, Washington, Utah, Nevada and Arizona areas.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States.

The Company’s web design, web hosting and related services enable businesses to market their products and services over the Internet. Through its computer sales and service division http://www.computersbydesign.com), the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the office locations noted above. The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) uses empty toner cartridges and remanufactures them to provide savings to customers over buying new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 and retained the rights to the new product that automates certain functions of crisis centers throughout the nation.

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

Neocom is an ISP and web development company based in Martinsville, Virginia.  Neocom provides Internet access and other Internet services to its customers in the Southern Virginia area.  Neocom has since changed its name to Sitestar.net, Inc..

Effective November 22, 2000, the Company consummated the acquisition of FRE Enterprises, Inc., a Virginia corporation (doing business as “Lynchburg.net” and “Computers by Design”) in exchange for 16,583,980 shares of its common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, the Company issued 12,437,985 shares of its common stock and reserved 4,145,995 shares of its common stock that the Company had agreed to issue on the third anniversary of the acquisition based on certain contingencies related to potential unrecorded and unknown liabilities.  On the third anniversary, November 22, 2003, there were no contingencies and the shares were issued on that date. The Company used the market price of its common stock at the acquisition date to determine the acquisition price of $2,487,597.

Lynchburg.net is an ISP and web development company.  Computers by Design is a computer sales and service company. In addition, Computers by Design has a division that remanufactures ink and toner cartridges under the name of CBD Toner Recharge. This company is based in Lynchburg, Virginia and provides products and services to its customers in the central and southwestern part of Virginia, as well as, nationwide.

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

Effective October 16, 2002, Sitestar reorganized and the Board named Frank R. Erhartic, Jr. as the new Chairman and CFO to replace Clinton Sallee and Eric Manlunas, who resigned. Mr. Erhartic later entered into a contract with the former management of Sitestar to buy out their shares of the Company to reduce the number of shares outstanding by approximately 32.5%.  Mr. Sallee was retained as a paid consultant for one year.

Effective December 31, 2002, the Company acquired the Internet assets and Internet customer list of Digital Data Connections, Inc., a local competitor in Martinsville, Virginia. This deal consisted of a cash payment of $50,000 and a promise to pay a certain percentage of revenues generated by their customers for ten months. The Company also accepted a non-compete agreement restricting competition in the Company’s existing markets for a period of three years.

On June 30, 2004 the Company acquired 100% of the Internet-related assets of Virginia Link Internet and Network Management, Inc., a Virginia corporation and ISP located in Galax, Virginia and Mount Airy Networks, LLC, a North

Carolina limited liability company, an ISP located in Mount Airy, North Carolina. The total purchase price was $226,314, representing the fair value of the assets acquired, less $50,000 for deferred revenues and less a 10% discount, for a purchase price of $176,314 which consisted of a non-interest bearing note payable over 30 months.

Effective August 31, 2004 the Company entered into a Definitive Agreement to sell the assets of Sitestar Applied Technologies (SAT), the software development division of the Company. Thomas Albanese, the former manager of the SAT division, purchased the assets. The new company is subsequently doing business as Servatus Development, LLC. (Servatus). The agreement consisted of Albanese surrendering 1,460,796 shares of the Company’s common stock and the Company receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management software system that was shortly thereafter completed. The Company provided office space, occupancy costs and Internet services for one year. The Company has recognized a gain from this transaction of $39,484 through the fourth quarter of 2005, representing the excess of the value of the common stock received and the shared revenue over the recorded basis of the assets sold.

Effective November 22, 2004, the Company entered into a Definitive Agreement acquiring the internet-related assets of Exchange Computers, Inc. and Exis.net, Inc.. Both are Virginia corporations. The deal consisted of the acquisition of the dial-up customers, the related internet assets and non-compete agreements from the principal officers of the companies. The total purchase was $150,000, representing the fair value of the assets acquired, which consisted of $30,000 in cash at closing and a non-interest bearing promissory note of $120,000 that was payable over twelve months.

Effective September 16, 2005, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Idacomm, an Idaho corporation. The transaction consisted of the acquisition of the dial-up customers, the related Internet assets and non-compete agreements from company. The total purchase price was $1,698,430 representing the fair value of the assets acquired, less $112,735 for deferred revenues and less a 10% discount, for a net purchase price of $1,545,304 which consisted of a down payment of $250,000 with the balance to be paid by a non-interest bearing note payable over 7 months. The transaction was accounted for by the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of tangible assets acquired was attributed to the customer list and non-compete agreement, which are being amortized over the estimated three-year life and contractual three-year life, respectively.  The value of the customer list was determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

Effective January 1, 2006, with a closing date of January 6, 2006, the Company entered into a Definitive Agreement acquiring the Common Stock of Netrover, Inc. a Canadian corporation. The Definitive Agreement consisted of the acquisition of all of the issued and outstanding shares of Netrover, Inc.’s stock and a non-compete agreement of the company. The total purchase price was $604,535 which represented the fair value of the stock acquired. The transaction also consisted of a non-interest bearing promissory note of $403,551 payable over twelve months, amortized over twenty four months with a balloon payment in the twelfth month and a down payment consisting of 2,000,000 shares of the Registrant’s common stock at Closing.

Sitestar’s Business Strategy

The Company’s growth strategy is to expand its business by increasing its customer base, services and coverage area. The Company uses marketing, acquisitions and partnerships to accomplish this. Sitestar’s mission is to increase stockholder value by increasing revenues, consolidating costs and increasing profits, while maintaining superior products and customer service.

Key elements of Sitestar’s strategy include:

Increasing the Dial-up Customer Base.  The Company intends to retain its large regional customer base plus continue to expand its services to a broader geographic market. The Company maintains its existing customers by offering them a high quality service at a reasonable price and value-added services such as free anti-virus and spam filtering. To address the broader market potential, the Company has expanded its local coverage areas and has leased infrastructure from its partners which enables the Company to provide service to nearly 100% of the people in the United States and Canada.

Increasing the Broadband Customer Base.  The Company offers broadband services including ISDN, Landline DSL, Wireless DSL, Satellite DSL and cable access within its regional and national footprint. The Company will increase its regional wireless DSL coverage area through additional towers and relay points of presence. The Company shall continue to expand its market footprint through partnerships. The Company markets Broadband Internet Access through its DSLNOW.COM website and through traditional sales channels.

Increasing the Toner and Ink Cartridge Remanufacturing Business.  Sitestar markets this service under the name CBD Toner Recharge and through its website, RECHARGE.NET. The Company currently offers this service both locally and nationally via mail and internet. The Company intends to increase this business by marketing this cost-saving service by creating affiliate relationships and increasing its use of traditional advertising.

Increasing the Product Offerings.  The Company shall continue to offer new products and services, as they become available, through its retail stores and to its existing Internet customer base. The Company views Voice Over Internet Protocol (VOIP), services that allow accepting and originating phone calls through an Internet connection, to be value-added service for both business and residential customers, and is one of the primary new product offerings the Company is currently exploring.

Strategic Relationships and Acquisitions.  The Company has many strategic relationships that allow it to expand its products and services to a wider range of customers. The Company has historically acquired companies, assets and customer bases and intends to continue to consider and execute similar opportunities to help grow its business.

Increasing the Economies of Scale.  As the Company expands, it is committed to managing costs and maximizing efficiencies. To optimize its operations, the Company has leveraged the services offered by competitive local exchange carriers (CLECs) - not offered by local phone companies - to reduce costs and consolidate its network infrastructure. Similarly, the Company has integrated its offices by deploying VOIP services to better utilize its human resources and provide more efficient customer service.

Marketing Channels

The Company deploys a variety of marketing strategies and tactics to promote its products and services, including print, radio, TV, billboard, Web advertisement, direct mail, affiliate and referral programs. The Company’s portfolio of websites generates new business on a consistent and daily basis. In addition, the Company sells its products to customers who visit its retail store locations.  The Company’s indirect sales channel strategy consists of affiliates such as sales agents, as well as, companies that market and sell the Company’s services under their own brand. To date, the Company’s most effective sales lead generation has been through its customer referral program.

To capture greater market share, the Company has created a new position of Vice President of Marketing and Business Development. Key initiatives include increasing affiliate relationships, partnering with leading national retailers and strategic acquisitions.

Competition

The Internet services market is extremely competitive and highly fragmented.  The Company faces competition from numerous types of ISPs, including other national ISPs, and anticipates that competition will only intensify in the future as the ISP industry consolidates and the market becomes further commoditized. The Company believes that the primary competitive factors in the Internet services market include:

•  Pricing;
•  Quality and breadth of products and services;
•  Ease of use;
•  Personal customer support and service; and
•  Brand awareness.

The Company believes that it competes favorably based on these factors, particularly due to:

•  National brand name;
•  Highly responsive customer support and service;
•  High reliability; and
•  Competitive pricing.

The Company currently competes, or expects to compete, with the following types of companies:

•	Local and regional ISPs and Computer Companies;
•	National Internet Service Providers, such as, AOL Time Warner, MSN (Microsoft Network) and EarthLink;
•	Local, regional and national broadband providers, such as Adelphia and Cox Communications;
•	Providers of Web hosting, co-location and other Internet-based business services;
•	Computer hardware and other technology companies that provide Internet connectivity with their own or other products, including IBM and Microsoft;
•	National long distance carriers, such as Qwest and Sprint;
•	Regional Bell operating companies and local telephone companies;
•	Providers of free or discount Internet service, including United Online;
•	Terrestrial wireless and satellite ISPs; and
•	Non-profit or educational ISPs.

The Company’s primary competitors include large companies that have substantially greater market presence, brand-name recognition and financial resources than the Company presently enjoys. Secondary competitors include local or regional ISPs that may benefit from greater mindshare within a particular community.

The residential broadband Internet access market is fast-becoming dominated by cable companies and Competitive Local Exchange Carriers (CLECs) who respectively offer Internet connectivity through the use of cable modems or Digital Subscriber Line (DSL) programs that provide high speed Internet access using the existing copper wire telephone infrastructure. Other alternative service companies provide Internet connectivity via wirelesses terrestrial and satellite-based service technologies. These competitors enjoy the advantage of being able to leverage their existing relationships with customers to promote high-speed Internet services. In addition, they provide incentives for customers to purchase Internet access by offering discounts for bundled service offerings. While the Company is a reseller of DSL services, its profit margin is influenced by the aforementioned threats. Similarly, even though the Company has partnered with cable operators, industry consolidation threatens to displace them. Thus, should the Company be unable to provide technologically competitive service in the marketplace or compete with companies bundling Internet service with their products, its revenues and profit margins may decline.

Additionally, a new dial-up Internet access market segment has been created similar to the discount or “no frills” airlines. These ISPs deliver dial-up Internet access at substantially discounted rates with complimentary spam and virus protection. Unlike traditional service plans, these discount ISPs charge their customers for technical support. Many ISPs have responded in turn by creating similar service and pricing plans and or reducing the cost of their traditional service plans to remain competitively viable. Similarly, a second dial-up market segment has emerged where value-added services including web acceleration, spyware and pop-up ad protection are delivered at a premium price. Thus, the Company believes that if it is unable to compete with lower-cost and premium service providers, its revenues and profit margins may decline.

To address these competitive challenges, the Company will continue to distinguish itself by offering competitively priced and packaged products, value-added services and proven customer support. The Company also believes that its ability to respond quickly and adroitly in providing solutions to its customers’ Internet needs will be a key advantage.

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

In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy.  The vast majorities of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues and environment of the Internet.  Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet.  These developments could, in turn, have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

The FCC has ruled that calls to Internet service providers are jurisdictionally interstate and that ISPs should not pay access charges applicable to telecommunications carriers.  Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on ISPs.  The FCC is examining inter-carrier compensation for calls to ISPs, which could affect ISPs' costs and consequently substantially increase the costs of communicating via the Internet.  This increase in costs could slow the growth of Internet use and thereby decrease the demand for the Company’s services.

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

Employees

As of February 28, 2006, the Company employed twenty two full-time individuals.  Of these, the Company has two in management, two in sales and marketing, six in administration, and twelve technicians.  The Company also employed seven part-time individuals.  Of these, the Company has six technicians and one in administration.  The Company’s employees are not unionized, and it considers its relations with its employees to be favorable.

Available Information

Sitestar Corporation files annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act.  The public may read and copy any materials that Sitestar files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Sitestar, that file electronically with the SEC.  The public can obtain any documents that Sitestar files with the SEC at http://www.sec.gov.

Sitestar also has available though Edgar its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after Sitestar electronically files such material with, or furnishes it to, the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 12,000 square feet office building in Martinsville, Virginia located at 29 West Main Street, Martinsville, VA 24112, which was acquired along with the acquisition of Neocom.  This facility houses a portion of the Company’s customer service, web design and technical support functions.  Also located here is equipment needed to service many of its customers.  Neocom's principal note holders had a senior lien on the property, which has been lifted. This bank note was payable in monthly principal and interest installments of approximately $6,400 or $76,800 per annum with the balance due September 2003. This note has been refinanced into a term loan and has subsequently been converted to a line of credit, which is used to facilitate the cash flows of the Company.

The Company leases a 7,200 square feet office facility in Lynchburg, Virginia which serves as its corporate office.  Here the Company handles the executive, marketing, corporate accounting functions, customer service, technical support, and billing and houses Internet equipment. In addition, the Company markets local Internet service under the Lynchburg.net and SurfWithUs.Net, sells computer hardware and services under the name Computers by Design and remanufactures toner and ink cartridges under the name CBD Toner Recharge here.  This facility has an annual rent of $46,200. The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Frank R. Erhartic, Jr. a Company Director and Officer and this lease expires on November 1, 2006.

The Company cancelled the lease of a 2,500 square foot office facility in Mt. Airy, North Carolina effective October 31, 2005 where it sold computer hardware and services under the name of Computers by Design and sold Internet services under the name of Sitestar Advanced Internet Services. The Company also housed Internet equipment there to serve its customers in the Mt. Airy, North Carolina area. This facility had an annual rent of $6,000. The facility is located at 327 West Lebanon Street, Mt. Airy, NC 27030. It was leased from Nick Epperson on a month-to-month lease. The Company now out-sources the services to provide internet service for the customers in this area and the Company’s other offices provide technical and billing support for those customers previously provided at this location.

The Company leases a 950 square foot office facility in Virginia Beach, Virginia where it sells computer hardware and services and sells Internet services under the name of Sitestar Exis.net. The Company also houses Internet equipment here to serve its customers in the Virginia Beach, Virginia area. This facility has an annual rent of $7,600.The facility is located at 333 Office Square Lane, Suite 103, Virginia Beach, VA 23462, is leased from Kempsville Commons on a month-to-month lease.

The Company anticipates that it may require additional space for its ISP operations as it expands, and it believes that it will be able to obtain suitable space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York in the county of Nassau. The complaint alleged the Company breached their contract and fiduciary duties.  This proceeding was a dispute over the amount the Company owed on a convertible debenture. The dispute arose over a significant payment issued by a conversion of stock that was neither applied to the principal or interest balance. Effective January 31, 2004, the Company entered into a Settlement Agreement with the Convertible Debenture Holders whereby all legal action pending regarding the convertible debentures held by the Convertible Debenture Holders was dismissed.  The terms of the agreement included a cash payment of $100,000 plus 4,000,000 shares of stock valued at $.02 per share.  The Convertible Debenture Holders agreed to receive a limited amount of stock from their Escrow Agent each month with limits on how much could be sold.  In exchange, the Company agreed to guarantee a certain average price for the stock that was sold and gross up the balance, if any, the following year.  The Settlement Agreement is an exhibit to Form 8-K filed with the Securities and Exchange Commission dated February 23, 2004. Demand for payment, per the terms of the settlement agreement, was made for the gross up balance on January 11, 2004 for $259,734.00. This amount is reflected in the December 31, 2004 balance sheet as a current liability and was subsequently paid in full on February 28, 2005.

The Company is not aware of any other pending or threatened litigation that could have a material adverse effect on its business.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing March 31, 2004:

	High	Low
2004
For the quarter ended March 31, 2004	$0.02	$0.02
For the quarter ended June 30, 2004	$0.01	$0.01
For the quarter ended September 30, 2004	$0.01	$0.01
For the quarter ended December 31, 2004	$0.03	$0.03
2005
For the quarter ended March 31, 2005	$0.04	$0.03
For the quarter ended June 30, 2005	$0.03	$0.03
For the quarter ended September 30, 2005	$0.06	$0.05
For the quarter ended December 31, 2005	$0.06	$0.06

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.08 on February 28, 2006.  As of February 28, 2006 the Company had 120 shareholders of record.  Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued 2,050,000 shares of its common stock in connection with the purchase of Netrover Inc. effective January 1, 2006 as reflected in the Form 8-K filed with the Securities and Exchange Commission dated January 6, 2006.

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

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2005 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

The Company is a national Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers. The Company primarily serves markets in Mid Atlantic and Northwestern states. In November 2003, the Company announced the launch of the national dial-up Internet service that made service available to thousands of cities throughout the United States.  This expanded service was enhanced with the acquisition of the Idacomm customer base, features web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net.  The Company utilizes its own infrastructure as well as affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:

☐    Internet access services;
☐    Web acceleration services;
☐    Web design and programming services;
☐    Web hosting services;
☐    End-to-end e-commerce solutions;
☐    Online marketing consulting;
☐    Toner and ink cartridge remanufacturing services; and
☐    Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has six sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net, http://www.valink.com, http://www.exis.net, and http://www.velocitus.com).  These are located in Martinsville, Galax, Virginia Beach, Shenandoah Valley and Lynchburg, Virginia; Mt. Airy, North Carolina; and the Idaho, Washington, Utah, Nevada and Arizona areas.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States.

The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet. Through its computer sales and service division (http://www.computersbydesign.com), the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the office locations noted above. The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) processes empty toner cartridges and remanufactures them to provide savings to customers over buying new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 while retaining the rights to the new product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2005 and 2004.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2005
	Corporate	Internet	Development	Retail	Total
Revenue	$—	$3,527,148	$—	$152,834	$3,679,982
Cost of revenue	—	974,547	—	77,911	1,052,458
Gross profit	—	2,552,601	—	74,923	2,627,524
Operating expenses	60,721	1,655,859	—	83,552	1,800,132
Income (loss) from operations	(60,721)	896,742	—	(8,629)	827,392
Other income (expense)	—	(187,278)	—	—	(187,278)
Net income (loss)	$(60,721)	$709,464	$—	$(8,629)	$640,114

EBITDA(1)	$(60,721)	$1,485,833	$—	$(5,795)	$1,419,317

	For the year ended December 31, 2004
	Corporate	Internet	Development	Retail	Total
Revenue	$—	$2,790,342	$81,430	$262,432	$3,134,204
Cost of revenue	—	997,069	71,830	117,067	1,185,966
Gross profit	—	1,793,273	9,600	145,365	1,948,238
Operating expenses	71,785	1,477,110	—	82,369	1,631,264
Income (loss) from operations	(71,785)	316,163	9,600	62,996	316,974
Other income (expense)	(34,018)	(200,036)	—	—	(234,054)
Net income (loss)	$(105,803)	$116,127	$9,600	$62,996	$82,920

EBITDA(1)	$(90,001)	$786,753	$9,600	$67,296	$773,648

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

REVENUE.  Revenue for the year ended December 31, 2005 increased by $545,778 or 17.4% from $3,134,204 for the year ended December 31, 2004 to $3,679,982 for the same period in 2005.  Internet sales increased $736,806 or 26.4% from $2,790,342 for the year ended December 31, 2004 to $3,527,148 for the same period in 2005.  Internet sales increased due to the acquisition of dial—up customers.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband internet connections resulting in the impairment of dial-up customers.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of Internet Service Providers, folding them into operations to provide future revenues. These new acquisitions, for the year ended December 31, 2005, yielded approximately $673,000 in additional net revenues. The Company also plans to market more aggressively on a national level utilizing scalable tactics and targeting a much larger Internet customer base. Retail sales decreased by $109,598 or 41.8% from $262,432 for the year ended December 31, 2004 to $152,834 for the same period ended in 2005. Decreases in retail sales of new hardware reflect competition from large retail establishments and the change in focus of this division. The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE.  Costs of revenue for the year ended December 31, 2005 decreased by $133,508 or 11.3% from $1,185,966 for the year ended December 31, 2004 to $1,052,458 for the same period in 2005.  Internet cost of revenue decreased $22,522 or 2.3% from $997,069 for the year ended December 31, 2004 to $974,547 for the same period in 2005.  The decrease is due primarily to decreases in telecommunication expenses. Telecommunication expenses decreased by $20,562 or 2.8% from $746,125 for the year ended December 31, 2004 to $725,563 for the same period in 2005. The Company is continuing to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies.   Retail cost of revenue decreased $39,156 or 33.4% from $117,067 for the year ended December 31, 2004 to $77,911 for the same period in 2005.  The primary reason for the decrease is a lower level of retail sales of new hardware.

OPERATING EXPENSES.     Selling, general and administrative expenses increased $199,255 or 12.4% from $1,600,877 for the year ended December 31, 2004 to $1,800,132 for the same period in 2005.  This is due primarily to an increase in bad debts, offset in part by decreases in professional fees and insurance. Bad debts increased $189,844 or 68.7% from $276,152 for the year ended December 31, 2004 to $465,996 for the same period in 2005. This was offset in part by decreases in professional fees of $13,447 or 19.4% from $69,486 for the year ended December 31, 2004 to $56,039 for the same period ended in 2005. Insurance expenses decreased $26,279 or 48.5% from $54,244 for the year ended December 31, 2004 to $27,965 for the same period in 2005.  Operating expenses for the year ended December 31, 2005 increased by $168,868 or 10.4% from $1,631,264 for the year ended December 31, 2004 to $1,800,132 for the same period in 2005. The difference in selling, general and administrative expenses is due to the write down of intangible assets for the year ended December 31, 2004 of $30,387 related to customer list impairment.

Corporate expenses of $60,721 for the year ended December 31, 2005 consisted of professional fees of $56,039 and other expenses of $4,682. Corporate expenses of $105,803 for the year ended December 31, 2004 consisted of professional fees of $69,261, expenses from financing settlement of $18,216, interest expense of $15,802 and other expenses of $2,524.

INTEREST EXPENSE.  Interest expense for the year ended December 31, 2005 decreased by $24,542 or 10.5% from $233,598 for the year ended December 31, 2004 to $209,056 for the same period in 2005.  This decrease was a result of an average lower level of borrowing and more favorable interest rates.

BALANCE SHEET.   Net accounts receivable decreased $48,433 or 25.2% from $192,350 on December 31, 2004 to $143,917 on the same date in 2005.  Included in the net accounts receivable balance of $192,350 on December 31, 2004 is $77,386 due from telecommunication companies. Excluding the telecommunication receivables, net accounts receivable on December 31, 2005 increased by $28,953 or 25.2% from the same date in 2004. This increase is substantially due to the addition of the customer base from Idacomm. Inventory increased $17,198 or 16.2% from $106,388 on December 31, 2004 to $123,586 on December 31 2005.  This increase is primarily a result of restocking of inventory used in repairs services. The retail sales are focusing more on providing technical and repair services to customers as opposed to selling new hardware with lower profit margins.  Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale. Accounts payable decreased by $66,751 or 25.6% from $260,499 on December 31, 2004 to $193,748 for the same period in 2005. Accrued expenses increased by $36,415 or 25.6% from $141,975 on December 31, 2004 to $178,390 on December 31, 2005.  This net decrease of $30,336 or 7.5% reflects the Company’s improved cash flow.  Deferred revenue decreased by $44,756 or 12.2% from $366,311 on December 31, 2004 to $321,555 on December 31, 2005 representing a lower volume of customer accounts that have been prepaid. Total notes payable, including notes payable to shareholders, increased $612,209 or 46.5% from $1,315,226 on December 31, 2004 to $1,927,435 on December 31, 2005.  This is a primarily result of financing the acquisition of the Idacomm’s customers. This note, with terms of seven months, had a principal balance of $820,341 as of December 31, 2005. This increase in borrowing was offset in part by decreases in long-term notes payable, as well as, long-term notes payable to shareholders of $142,409 or 16.4% from $867,776 on December 31, 2004 to $725,367 on December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $36,047 and $48,533 at December 31, 2005 and at December 31, 2004, respectively. EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) was $1,419,317 for the year ended December 31, 2005 as compared to $773,648 for the year ended December 31, 2004.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,715,797 as of December 31, 2005.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)  Increase revenue through mergers and acquisitions and aggressive marketing of Internet services in a nationwide campaign;
b)  Continue to cut costs by securing more favorable telecommunications rates;
c)  Continue to cut operating expenses in payroll and related expenses; and
d)  Offering new products to reduce the impairment of intangible assets and expand the Company’s markets.

The Company believes that its existing cash, cash equivalents, cash flow from operations and its ability to obtain favorable financing will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.  If such sources of financing are insufficient or unavailable, or if the Company experiences shortfalls in anticipated revenue or increases in anticipated expenses, it may need to slow down or reduce its marketing and development efforts. Any of these events could harm the business, financial condition or results of operations.

On May 11, 2000, the Company issued two convertible debentures aggregating $500,000.  The debentures bore interest at 12% per annum and were due on May 1, 2001.  The debenture holders voluntarily decided to hold on to the debentures. The debentures were convertible into shares of the Company's common stock at a rate equal to the lowest of $.70 or 60% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately preceding the conversion date.  In addition, the Company also issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price of $0.77 per share.  Due to the preferential conversion feature of these debentures the Company recognized a financing charge of $242,857 (which represented the value of additional shares issuable upon conversion at the $.70 conversion price versus the number of shares issuable upon conversion at the market value at the date of issuance).  In addition, the warrants issued in connection with these debentures were valued at $121,543 using the Black-Scholes model.  Since these debentures were convertible on issuance, preferential conversion costs were expensed immediately and the value of the warrants were recognized as financing costs over the term of the debentures.

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

On December 31, 2002, New Millennium Capital Partners II, LLC and AJW Partners, LLC (the “Convertible Debenture Holders”) filed a complaint against the Company, its former officers and its current officers at the Supreme Court of the State of New York. The complaint alleged the Company breached its contractual and fiduciary duties.  This proceeding was a dispute over the amount owed on the convertible debentures. The original dispute arose over a significant payment issued by a conversion of stock that was neither applied to the principal or interest balance by the Convertible Debenture Holders.

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

The terms of the Agreement include a cash payment of $100,000 plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The Agreement limited the number of shares the Convertible Debenture Holders could sell in any calendar month to 500,000 shares, beginning in May 2004.   In exchange, the Company agreed to guarantee an average price of $.08 per share for the stock that sold.  To the extent that there was a differential between the actual selling price and the guaranteed selling price, the Company was obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  However, the request for payment could only have been made between January 1, 2005 and February 28, 2005. This request was made on February 1, 2005 and was payable no later than February 28, 2005. The Company has settled this request in cash in a timely manner.

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

To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to speed up the collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The balance in the Current category increased from 28.4% to 43.2% of total accounts receivable from December 31, 2004 to December 31, 2005.  The balance in the 30+ day category decreased from 56.2% to 33.1% of total accounts receivable from December 31, 2004 to December 31, 2005.  The balance in the 60+ day category increased from 15.4% to 23.7% of total accounts receivable from December 31, 2004 to December 31, 2005.

The aging of accounts receivable as of December 31, 2005 and 2004 is as shown:

	2005		2004
Current	$62,096	43.2%	$54,677	28.4%
30 +	47,670	33.1%	108,087	56.2%
60 +	34,151	23.7%	29,586	15.4%
90 +	0	0%	0	0%
Total	$143,917	100.0%	$192,350	100.0%

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	17

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2005 and 2004	18-19

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004	20

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004	21

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004	22-23

Notes to Consolidated Financial Statements	24-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Sitestar Corporation and Subsidiaries
Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Sitestar Corporation and subsidiaries as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005 and December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sitestar Corporation and subsidiaries as of December 31, 2005 and December 31, 2004 and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,715,797.  That condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bagell, Josephs & Company, L.L.C.
Bagell, Josephs & Company, L.L.C.
Gibbsboro, NJ March 24, 2006

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 and 2004

ASSETS

CURRENT ASSETS	2005	2004
Cash and cash equivalents	$36,047	$48,533
Accounts receivable, less allowance for doubtful accounts of $13,834 and $11,992 as of December 31, 2005 and December 31, 2004 respectively	143,917	192,350
Total current assets	179,964	240,883
PROPERTY AND EQUIPMENT, net	311,781	359,284
CUSTOMER LIST, net of accumulated amortization of $2,765,104 and $2,335,566 as of December 31, 2005 and December 31 2004 respectively	1,421,170	421,659
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	289,586	143,178

TOTAL ASSETS	$3,491,060	$2,453,563

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 and 2004

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2005	2004
Accounts payable	$193,748	$260,499
Accrued expenses	178,390	141,975
Deferred revenue	321,555	366,311
Settlement of convertible debentures	—	259,734
Notes payable, current portion	959,344	323,434
Note payable - stockholders, current portion	242,724	124,016
Total current liabilities	1,895,761	1,475,969

NOTES PAYABLE, less current portion	74,847	171,482
NOTES PAYABLE - STOCKHOLDERS, less current portion	650,520	696,294

TOTAL LIABILITIES	2,621,128	2,343,745

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares authorized, 86,013,305 and 82,013,304 shares issued and outstanding on December 31, 2005 and December 31, 2004 respectively	86,013	82,013
Additional paid-in capital	13,450,207	13,334,207
Treasury Stock, $0.001 par value, 6,218,305 and 6,218,305 common shares on December 31, 2005 and December 31, 2004 respectively	(129,977)	(129,977)
Accumulated deficit	(12,536,311)	(13,176,425)
Total stockholders' equity	869,932	109,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,491,060	$2,453,563

 The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUE
Internet service revenue	$3,527,148	$2,790,342
Retail revenue	152,834	262,432
Development revenue	-	81,430
TOTAL REVENUE	3,679,982	3,134,204

COST OF REVENUE
Cost of Internet service revenue	974,547	997,069
Cost of retail revenue	77,911	117,067
Cost of development revenue	-	71,830
TOTAL COST OF REVENUE	1,052,458	1,185,966

GROSS PROFIT	2,627,524	1,948,238

OPERATING EXPENSES
Selling, general and administrative expenses	1,800,132	1,600,877
Write-down of customer list	-	30,387
TOTAL OPERATING EXPENSES	1,800,132	1,631,264

INCOME FROM OPERATIONS	827,392	316,974

OTHER INCOME (EXPENSES)
Gain on disposal of assets	21,778	17,760
Interest expense	(209,056)	(233,598)
Expense from financing settlement	-	(18,216)
TOTAL OTHER INCOME (EXPENSES)	(187,278)	(234,054)

INCOME BEFORE INCOME TAXES	640,114	82,920

INCOME TAXES	-	-

NET INCOME	$640,114	$82,920

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	83,481,798	75,619,483

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balances at December 31, 2003	69,109,801	$101,594	$13,635,272	$(681,854)	$(13,259,345)	$(204,333)
Issuance of shares per settlement of convertible debentures.	4,000,000	4,000	76,000			80,000
Cancellation of shares per redemption agreement	*6,218,305	(26,266)	(525,611)	551,877		-
Cancellation of shares per sale of Sitestar Applied Technologies’ assets	(1,460,796)	(1,461)	(13,147)			(14,608)
Issuance of shares per purchase agreement of Lynchburg.net.	4,145,995	4,146	161,693			165,839
Net income	-	-	-	-	82,920	82,920
Balances at December 31, 2004	82,013,305	$82,013	$13,334,207	$(129,977)	$(13,176,425)	$109,818
Issuance of shares per Debt Conversion Agreement	4,000,000	4,000	116,000			120,000
Net income					640,114	640,114
Balance at December 31, 2005	86,013,305	$86,013	$13,450,207	$(129,977)	$(12,536,311)	$869,932

* Restated shares deducted from the issued and outstanding status for the year ended December 31, 2002 shares not cancelled for the period then ended. See SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$640,114	$82,920
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization expense	570,147	468,335
Bad debt expense	1,842	276,152
Write-down of customer list	-	30,387
Expense from financing settlement	-	18,216
Gain on sale of assets	-	(17,760)
(Increase) decrease in accounts receivable	60,581	(91,739)
Increase (decrease) in accounts payable	(69,489)	30,008
Increase (decrease) in accrued expenses	42,076	(52,015)
Increase (decrease) in deferred revenue	95,245	49,526
Increase (decrease) in contingent liability	-	(220,000)
Net cash provided by operating activities	1,340,516	574,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,315)	(35,456)
Purchase of customer list	(250,000)	-
Purchase of assets held for resale	(17,198)
Sale of assets held for resale	-	12,404
Net cash used in investing activities	(274,513)	(23,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	385,000	100,000
Repayment of convertible debentures	(259,734)	(100,000)
Repayment of notes payable	(1,006,029)	(164,387)
Repayment of notes payable - stockholders	(197,726)	(385,922)
Net cash used in financing activities	(1,078,489)	(550,309)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,486)	669
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	48,533	47,864
CASH AND CASH EQUIVALENTS - END OF YEAR	$36,047	$48,533

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2005 and 2004, the Company paid no income taxes and paid interest of approximately $209,000 and $234,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2004 the Company issued 4,000,000 shares of common stock as part of a settlement agreement for the convertible debentures and issued 4,145,995 shares of common stock per the purchase of Lynchburg.net. The company also cancelled 1,460,796 shares of the Company’s common stock in connection to the sale of assets of the Sitestar Applied Technologies, Inc.. Certain restricted shares were restated to the issued and outstanding status to more accurately reflect their status on December 31, 2004. During the year ended December 31, 2005 the Company issued 4,000,000 shares of common stock in accordance with a Debt Conversion Agreement.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
Sitestar Corporation (formerly Interfoods Consolidated, Inc., and prior to that, was formerly known as Holland American International Specialties (“HAIS”)), (the “Company”), began operations on June 1, 1997, under a partnership agreement, and was incorporated in California on November 4, 1997.  On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.”  The Company was in the international specialty foods distribution business.  In 1999, through the acquisition of two Internet Service Providers, the Company changed its focus from a food distribution company to an Internet holding company.  The operations of the Company's Internet subsidiaries are located primarily in the Mid Atlantic and Northwestern states of the United States and the corporate office is located in Lynchburg, Virginia.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,715,797 as of December 31, 2005.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)	Increase revenue through mergers and acquisitions and aggressive marketing of Internet services in a nationwide campaign;
b)	Continue to cut costs by securing more favorable telecommunications rates;
c)	Continue to cut operating expenses in payroll and related expenses; and
d)	Offering new products to reduce the impairment of intangible assets and expand the Company’s markets.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including:  Neocom Microspecialists, Inc. (subsequently renamed Sitestar.net, Inc.), FRE Enterprises, Inc. and Advanced Internet Services, Inc.  All intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. At December 31, 2005, the significant estimates used by management include the allowance for doubtful accounts, the valuation of its customer lists and goodwill.  Actual results could differ from these estimates.

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

For the years ended December 31, 2005 and 2004, bad debt expense was $465,996 and $276,152 respectively.  As of December 31, 2005 and 2004, accounts receivable consists of the following:

	2005	2004
Gross accounts receivable	$157,751	$204,342
Less allowance for doubtful accounts	(13,834)	(11,992)
	$143,917	$192,350

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.

To help offset this exposure, the company has added a late payment fee to encourage timely payments by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to speed up the collections process. Accounts over 90 days past due are no longer included in accounts receivable and are turned over to a collection agency.

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

The Company's customer lists are being amortized over three and five years.  Amortization expense for the customer lists was $429,538 and $373,629 for the years ended December 31, 2005 and 2004, respectively.  Customer lists were impaired $30,387 for the year ended December 31, 2004. Amortization of customer lists for the years ended December 31, 2006, 2007 and 2008 is expected to be $581,732, $521,871 and $317,567, respectively.  In accordance with SFAS No. 142, amortization of goodwill ceased effective January 1, 2002.  For the year ended December 31, 2005 there was no impairment of goodwill.

The changes in goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Goodwill, at beginning of year	$1,288,559	$1,122,719
Goodwill recognized with issuance of shares of stock	—	165,840
Goodwill, at end of year	$1,288,559	$1,288,559

Inventory
Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in - first out basis) or market. Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale

Deferred Revenue
Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

Revenue Recognition
The Company recognizes revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, “Software Revenue Recognition.” Product revenue is recognized when the Company delivers the product to the customer and the Company believes that collecting the revenue is probable.  The Company usually has agreements with its customers to deliver the requested product for a fixed price.  Any insignificant post-contract support obligations are accrued for at the time of the sale. Post-contract customer support (“PCS”) that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collecting the resulting receivable is probable. The estimated cost to the Company to provide such services is minimal and historically, the enhancements offered during the PCS period have been minimal. The Company sells PCS under a separate agreement.  The agreements are for one to two years with a fixed number of hours of service for each month of the contract.  The contract stipulates a fixed monthly payment, non-refundable, due each month and any service hours incurred above the contractual amount are billed as incurred.  Revenue is recognized under these agreements ratably over the term of the agreement.  Revenue for services rendered in excess of the fixed monthly hours contained in the contracts are recognized as revenue as incurred.

The Company sells Internet services under annual and monthly contracts.  Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract.  Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period the service relates.

Sales of computer hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances.

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as they are incurred.  Advertising and marketing expenses for the years ended December 31, 2005 and 2004 were approximately $90,000 and $84,000, respectively.

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

Income Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company has no potentially dilutive securities.

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of and for the years ended December 31, 2005 and 2004, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123.”  This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members.  This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements.  This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based team member compensation.  The Company currently does not have any transactions that are within the scope of this statement.

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

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. The effect of FIN 47 on the Company’s financial position, results of operations and cash flows is immaterial.

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

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

Advanced Internet Services, Inc.
On July 1, 2001, the Company acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation (“ADVI”).  ADVI is an ISP located in Mt. Airy, North Carolina.  The purchase price was $965,980, which consisted of $150,000 in cash, transaction costs of $30,000, 6,021,818 of the Company’s common shares valued at $301,091 and a non-interest bearing promissory note for $1,199,990 (the present value was $484,889) payable in 24 quarterly installments of $51,078.  Due to the non-interest bearing nature of the note, the Company imputed a discount rate of 36% to calculate the present value of the note.  This discount rate was an estimate of the Company’s current cost of capital at the date of acquisition.

Digital Data Connections, Inc.
On December 31, 2002, the Company acquired 100% of the Internet-related assets of Digital Data Connections, Inc. (DigDat), a Virginia corporation and an ISP located in Martinsville, Virginia.  The purchase price was $161,523, which consisted of $50,000 in cash and a commitment to provide to the seller 80% of the collected Internet revenues for a period of ten months beginning January 1, 2003.  The contingent consideration of $111,523 was estimated based on the anticipated monthly collections.  Subsequent payments of contingent consideration have been applied to reduce the recorded liability.

The transaction was accounted for by the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of tangible assets acquired was attributed to the customer list and non-compete agreement, which was amortized over an estimated three-year life and contractual three-year life, respectively.  The value of the customer list was determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

The fair value of assets acquired is summarized as follows:

Equipment	$41,447
Customer list	103,707
Non-compete agreement	16,369
Purchase price	$161,523

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

The fair value of assets acquired is summarized as follows:

Equipment	$42,689
Customer list	159,625
Non-compete agreement	24,000
Deferred revenue	(50,000)
Purchase price	$176,314

Since the acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC was consummated on June 30, 2004, there are results of operations of these companies for the year ended December 31, 2004 included in the accompanying December 31, 2005 and 2004 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Virginia Link and Network Management, Inc. and Mount Airy Networks, LLC had been effective January 1, 2004.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2005	2004
Net sales	$3,679,982	$3,279,798
Gross profit	2,627,524	2,077,321
Selling, general and administrative expenses	1,800,132	1,646,329
Net income	640,114	178,848
Basic income per share	$0.01	$0.00

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

The fair value of assets acquired is summarized as follows:

Equipment	$59,755
Accounts receivable	2,284
Customer list	69,706
Non-compete agreement	12,000
Purchase price	$143,745

Since the acquisition of Exchange Computers, Inc. and Exis.net, Inc. was consummated on November 22, 2004, there are results of operations of these companies for the year ended December 31, 2004 included in the accompanying December 31, 2005 and 2004 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2005 and 2004 and reflects the results of operations of the Company as if the acquisition of Exchange Computers, Inc. and Exis.net, Inc. had been effective January 1, 2004.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2005	2004
Net sales	$3,679,982	$3,619,304
Gross profit	$2,627,524	$2,236,198
Selling, general and administrative expenses	$1,800,132	$1,681,170
Net income	$40,114	$285,280
Basic income per share	$0.01	$0.00

NOTE 3 - SALE OF ASSETS

Sitestar Applied Technologies, Inc.
Effective August 31, 2004, the Company entered into a Definitive Agreement selling the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar.  Thomas Albanese, the former manager of the SAT division, purchased the assets.  The new company is now doing business as Servatus Development, LLC (Servatus).  The agreement consists of Albanese surrendering 1,460,796 shares of Sitestar stock and Sitestar receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management system.  Sitestar provided office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $21,778 in the current reporting period, representing the excess of the shared revenue received over the recorded basis of the assets sold.

 NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2005 and December 31, 2004 consisted of the following:

	2005	2004
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	9,500	9,500
Computer equipment	633,753	576,437
Furniture and fixtures	42,909	42,909
	909,528	852,212
Less accumulated depreciation	(597,747)	(492,928)
	$311,781	$359,284

Depreciation expense was $104,819 and $84,583 for the years ended December 31, 2005 and 2004, respectively.

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

As a result of signing the Agreement, the Company has recognized a contingent liability of $220,000 as of December 31, 2003, representing management’s estimate of the potential additional payment that could have been required under the terms of the Agreement related to the stock price guarantee.  Demand for payment, per the terms of the settlement agreement, was made for the gross up balance on January 11, 2005 for $259,734. This amount was reflected in the balance sheet as a current liability. The Company settled this amount in cash on February 28, 2005.

NOTE 6 - NOTES PAYABLE

Notes payable at December 31, 2005 and 2004 consist of the following:

	2005	2004
Bank note payable in monthly interest and principal payments of $2,215 and due on August 6, 2005. Interest is payable at an annual rate of 6.25%. The note is secured by inventory, equipment and accounts receivable of Advanced Internet Services, Inc. This note was refinanced March 18, 2004 with monthly principal payments of $2,952 plus interest at prime plus .5% (8.75% and 6.75% as of December 31, 2005 and 2004 respectively).	$8,855	$44,273

Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (11.5% and 9.75% as of December 31, 2005 and 2004 respectively). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	86,007	97,597

Bank note payable in monthly interest and principal payments of $2,400 and due November 2008.  Interest is payable at an annual rate of prime plus 1.5% (6.75% as of December 31, 2004).  The note was secured by a deed of trust against personal residences of three stockholders and the Company’s building.  Also, the bank has a blanket lien against all other current and future assets of Sitestar.net. This note was refinanced on February 9, 2004 into a line of credit due on February 1, 2005 with a principal limit of $165,000 and daily deposit account sweeps. On February 1, 2005 and again on February 1, 2006 the note was renewed for another year. Interest is payable at an annual rate of prime plus .75% (8.0% and 6.0% as of December 31, 2005 and 2004 respectively). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company.
	43,158	103,880

Non-interest bearing amount due on acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC payable in thirty monthly installments of $6,667.	75,830	144,472

Non-interest bearing note due on acquisition of Exchange Computers, Inc. and Exis.net, Inc. payable in twelve monthly installments of $10,000.	—	104,694

Non-interest bearing note due on acquisition of Idacomm’s customer base payable in seven monthly installments of $250,000.	820,341	—

	1,034,191	494,916

Less current portion	(959,344)	(323,434)

Long-term portion	$74,847	$171,482

The future principal maturities of these notes are as follows:

Year ending December 31, 2006	$959,344
Year ending December 31, 2007	11,160
Year ending December 31, 2008	11,160
Year ending December 31, 2009	11,160
Year ending December 31, 2010	11,160
Thereafter	30,207
Total	$1,034,191

NOTE 7 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2005 and 2004 consist of the following:

	2005	2004
Note payable to officer and stockholder on a line of credit of $750,000 at 10% interest. The accrued interest and principal are due on December 31, 2008.	$603,659	$481,709

Note payable to stockholder assumed in connection with the acquisition of Sitestar.net. The note was payable upon demand and bore interest at 9.0% per annum. In February 2004 the terms were changed to 36 monthly installments at 5.5%.	15,909	32,375

Note payable to stockholders issued as part of the Purchase price of Advanced Internet Services, Inc. The note is to be repaid in 24 quarterly installments of $51,078 beginning in September 2001 and is non-interest bearing. The imputed interest rate for this note is 36%.	198,676	306,226

Note payable to stockholder issued in connection to the acquisition of Idacomm’s customer base. The note is payable on September 14, 2006 and bears interest at 8.0%.	25,000	-

Note payable to stockholder issued in connection to the acquisition of Idacomm’s customer base. The note is payable on October 13, 2006 and bears interest at 8.0%.	50,000	-

	893,244	820,310

Less current portion	(242,724)	(124,016)

Long-term portion	$650,520	$696,294

The future principal maturities of these notes are as follows:

Year ending December 31, 2006	$242,724
Year ending December 31, 2007	46,861
Year ending December 31, 2008	603,659
Year ending December 31, 2009	—
Year ending December 31, 2010	—
Total	$893,244

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2005 and 2004 was $74,277 and $72,937, respectively.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2006	$48,600
2007	—
2008	—
Total	$48,600

Litigation
The Company was involved in legal proceedings to resolve a dispute in the amount the Company owes concerning a convertible debenture.  This dispute arose over a significant payment the Company issued by a conversion of stock that was neither applied to the principal or interest balance by the convertible debenture holders.  Effective January 31, 2004, the Company entered into a Settlement Agreement and Mutual Release (the Agreement) with the convertible debenture holders whereby all legal action pending regarding the convertible debentures held by the convertible debenture holders was dismissed. See discussion at note 5.

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

Preferred Stock
Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2005, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock
During the year ended December 31, 2004 the company issued 8,145,995 shares of common stock. The Company issued 4,145,995 shares per the acquisition agreement of FRE Enterprises. The Company also issued 4,000,000 shares per the Settlement Agreement in connection with the convertible debentures. During the year ended December 31, 2005 the Company issued 4,000,000 shares of common stock in accordance with a Debt Conversion Agreement.

NOTE 10 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2004 and 2003 is as follows:

	2005	2004
Federal income tax rate	34.0%	34.0%
Effect of net operating loss	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2005	2004
Accounts receivable	$4,000	$4,000
Intangible assets	1,747,000	1,747,000
Loss carry forwards	1,298,000	1,298,000
Less valuation allowance	(3,049,000)	(3,049,000)
	$-	$-

At December 31, 2005, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards of approximately $3,300,000 expire starting in 2012.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2006.  For the years ended December 31, 2005 and 2004, the Company paid this stockholder $46,200 and $46,200, respectively, for rent on this office building.

NOTE 12 - SEGMENT INFORMATION

The Company has four business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into four reportable segments: Corporate, Internet, Development and Retail.  The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers in the Martinsville, Galax, Virginia Beach and Lynchburg, Virginia; Mt. Airy, North Carolina; and in the North-western states.  The Development group provides custom software programming to businesses, principally in the manufacturing industries. The web based assets of the Development group was sold in August of 2004.  The Retail group operates a retail computer store in Lynchburg, Virginia, as well as, providing computer training to customers.

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2004 and 2003:

	December 31, 2005
	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$3,527,148	$-	$152,834	$3,679,982
Operating income (loss)	(60,721)	896,742	-	(8,629)	827,392
Depreciation and amortization	-	567,313	-	2,834	570,147
Interest expense	-	(209,056)	-	-	(209,056)
Goodwill	-	1,288,559	-	-	1,288,559
Identifiable assets	-	3,381,529	-	109,531	3,491,060

	December 31, 2004
	Corporate	Internet	Development	Retail	Consolidated
Revenue	$-	$2,790,342	$81,430	$262,432	$3,134,204
Operating income (loss)	(71,785)	316,163	9,600	62,996	316,974
Depreciation and amortization	-	452,830	-	4,301	457,131
Interest expense	(15,802)	(217,796)	-	-	(233,598)
Goodwill	-	1,288,559	-	-	1,288,559
Identifiable assets	-	2,366,217	-	87,346	2,453,563

NOTE 13 - SUBSEQUENT EVENTS

Effective January 1, 2006, with a closing date of January 6, 2006, the Company entered into a Definitive Agreement acquiring the Common Stock of Netrover, Inc. a Canadian corporation. The Definitive Agreement consisted of the acquisition of all of the issued and outstanding shares of Netrover, Inc.’s stock and a non-compete agreement of the company.

NOTE 14 - RESTATED ISSUED AND OUTSTANDING SHARES

The Company restated shares deducted from the issued and outstanding status for the year ended December 31, 2002 for shares not cancelled for the period then ended. Certain restricted shares were restated to the issued and outstanding status to more accurately reflect their status on December 31, 2004.

NOTE 15 - CONTINUATION OF THE COMPANY AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,592,211 as of December 31, 2005.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)  Increase revenue through mergers and acquisitions and aggressive marketing of Internet services in a nationwide campaign;
b) Continue to cut costs by securing more favorable telecommunications rates;
c) Continue to cut operating expenses in payroll and related expenses; and
d) Offering new products to reduce the impairment of intangible assets and expand the Company’s markets

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

ITEM 8B.  CONTROLS AND PROCEDURES OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	37	President, CEO, Director	October 2001
Julia E. Erhartic	38	Secretary, Director	October 2001
Daniel Judd	49	CFO, Director	June 2004

Frank Erhartic, Jr., 37, Mr. Erhartic guides Sitestar’s long-term market strategies and investments, oversees all product research and development, and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a Sitestar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner re-manufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by Sitestar in 2000.  He was named President and CEO in 2002, and has led the growth of the company’s customer base through as series of acquisitions, including most recently Idacomm and Netrover.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications, and is a graduate of Virginia Tech with degrees in both Management and Finance.

Julie Erhartic, 38, graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and then shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Dan Judd, 49, with over twenty years of experience in accounting and management, Mr. Judd oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions at several manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2005 all of our executive officers and directors complied with the requirements of Section 16 (a).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

				Other	Long-term
Name and				Annual	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Compensation($)	Awards
Frank R. Erhartic, Jr.	2005	67,885	—	—	—
Director, President &	2004	52,500	—	—	—
Chief Executive Officer

Julie E. Erhartic	2005	13,000	—	—	—
Director, Secretary	2004	13,000	—	—	—

Daniel Judd	2005	38,846
Director, Chief Financial	2004	36,350
Officer

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 24, 2006 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)

Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	24,583,980	27.92%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	0	0%
All directors and officers As a group (3 persons)	24,583,980	27.92%

 (1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 88,063,305 shares of common stock outstanding as of March 24, 2006.

(3) Frank and Julie Erhatric, Jr. failed to timely file one Form 4 in reference to the Debt Conversion agreement dated August 19, 2005. The Form 4 was filed on August 26, 2005.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1)The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description	Filed
2.1.1	Agreement and Plan of Reorganization, dated October 25, 1998	*
2.2.1	Agreement and Plan of Reorganization, dated July 27, 1999	*
2.3	Asset Sale and Agreement re divestiture of Holland American Specialties, dated September 30, 1999 *	*
2.4	Asset Sale and Agreement re divestiture of Sierra Madre Foods, Inc., dated September 30, 1999	*
2.5	Letter of Intent to Acquire Eastern Shore Net, dated August 17, 1999	*
2.6	Letter of Intent to Acquire Neocom Microspecialists, Inc., dated September 2, 1999	*
2.7	Plan and Agreement of Share Exchange, re acquisition of Neocom Micro-specialists, Inc., dated December 15, 1999	*
2.8	Neocom Debt Assumption Agreement dated December 15, 1999	*
3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992)	*
3.1(ii)	Amended Articles of Incorporation (July 29, 1998)	*
3.1(iii)	Amended Articles of Incorporation (October 26, 1998)	*
3.1(iv)	Amended Articles of Incorporation (July 14, 1999)	*
3.1(v)	Amended Articles of Incorporation (July 28, 1999)	*
3.2(i)	By-laws of the Registrant (December 17, 1992)	*

4.2	Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the investors named therein and the Registrant	***
4.3	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New Millenium Capital Partners II, L.L.C.	***
4.4	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW Partners, L.L.C.	***
4.5	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New Millenium Capital Partners, L.L.C.	***
4.6	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW Partners, L.L.C.	***
4.7	Registration Rights Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
10.1	Lease for Corporate Office	**
10.2	Security Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	***
10.3	Stock Tender and Exchange Agreement, dated November 22, 2000, by and among Sitestar Corporation and Frank and Julie Erhartic, the owners of FRE Enterprises, Inc.	****

10.4	Lease dated November 22, 2000 for corporate offices	#
10.5	Lease Agreement dated March 24, 2004	#
10.7	Definitive Purchase Agreement with Virginia Link Internet, dated June 30, 2004	******
10.8	Definitive Purchase Agreement with Network Management, Inc., dated June 30, 2004	******
10.9	Definitive Agreement with Thomas Albanese selling the assets of Sitestar Applied Technologies, Inc., dated August 31, 2004	F
10.10	Definitive Purchase Agreement to acquire certain assets of Exchange Computers/Exis.net, Inc, effective November 22, 2004	F
21.1	Subsidiaries of the Registrant	F
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	F
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	F
32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	F

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

#  Filed as an exhibit to Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004

F     Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BAGELL, JOSEPHS & COMPANY, L.L.C.

On December 28, 2004, the Company retained Bagell, Josephs & Company, L.L.C. as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ending December 31, 2005. Bagell, Josephs & Company, L.L.C. performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2004.

Audit Fees

Bagell, Josephs & Company, L.L.C. will be paid aggregate fees of approximately $30,000 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2005.

Audit Related Fees

Bagell, Josephs & Company, L.L.C. is engaged for aggregate fees of approximately $30,000 for the fiscal year ended December 31, 2005 and for the first three quarters of 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

All Other Fees

Bagell, Josephs & Company, L.L.C. was not paid any other fees for professional services during the fiscal years ended December 31, 2004 and December 31, 2003.

MCLEOD & COMPANY

Prior to November 4, 2004, the Company’s independent auditor was McLeod & Company. McLeod and Company, performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2004.

Audit Fees

McLeod and Company was paid aggregate fees of approximately $12,000 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during the fiscal year.

Audit Related Fees

McLeod and Company was paid aggregate fees of $0 for the fiscal year ended December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

McLeod and Company was paid aggregate fees of $0 for the fiscal year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

All Other Fees

McLeod and Company was not paid any other fees for professional services during the fiscal years ended December 31, 2004.

AUDIT COMMITTEE

The Company does not have an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005

SITESTAR CORPORATION

By: /s/ Frank Erhartic, Jr.

Frank Erhartic, Jr. President, Chief Executive Officer

By: /s/ Daniel A. Judd

Daniel A. Judd Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	March 30, 2005
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	March 30, 2005
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	March 30, 2005
Julie Erhartic