Form 10-Q
period 2006-03-31
SITESTAR CORP
filed 2006-05-16
CIK 1096934

REPORT ON FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2006
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2006, the issuer had 88,013,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

 SITESTAR CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$99,160	$36,047
Accounts receivable, net of allowance of $18,156 and $13,834 as of March 31, 2006 and December 31, 2005 respectively	159,030	143,917
Prepaid expenses	8,840	-
Total current assets	267,030	179,964

PROPERTY AND EQUIPMENT, net	327,172	311,781
CUSTOMER LIST, net of accumulated amortization of $2,967,811 and $2,765,104 as of March 31, 2006 and December 31, 2005 respectively	1,905,212	1,421,170
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	292,741	289,586

TOTAL ASSETS	$4,080,714	$3,491,060

See the accompanying notes to the condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
MARCH 31, 2006 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$479,257	$193,748
Accrued expenses	323,434	178,390
Deferred revenue	570,881	321,555
Notes payable, current portion	500,923	959,344
Notes payable - stockholders, current portion	227,128	242,724

Total current liabilities	2,101,623	1,895,761

NOTES PAYABLE , less current portion	192,469	74,847
NOTES PAYABLE - STOCKHOLDERS, less current portion	681,142	650,520

TOTAL LIABILITIES	2,975,234	2,621,128

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 88,013,305 and 86,013,305 shares issued and outstanding on March 31, 2006 December 31, 2005 respectively	88,013	86,013
Additional paid-in capital	13,648,207	13,450,207
Treasury stock, $.001 par value, 6,218,305 and 6,218,305 common shares on March 31, 2006 and December 31, 2005 respectively	(129,977)	(129,977)
Accumulated deficit	(12,500,763)	(12,536,311)

Total stockholders’ equity	1,105,480	869,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,080,714	$3,491,060

See the accompanying notes to the condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

REVENUE
Internet service revenue	$1,430,300	$761,540
Retail revenue	27,223	38,849
TOTAL REVENUE	1,457,523	800,389

COST OF REVENUE
Cost of Internet service revenue	429,181	188,692
Cost of retail revenue	20,608	20,639
TOTAL COST OF REVENUE	449,789	209,331

GROSS PROFIT	1,007,734	591,058

OPERATING EXPENSES:
Selling general and administrative expenses	762,730	477,427

INCOME FROM OPERATIONS	245,004	113,631

OTHER INCOME (EXPENSES)	(57,322)	(41,564)

INCOME BEFORE INCOME TAXES	187,682	72,067

INCOME TAXES	-	-

NET INCOME	$187,682	$72,067

BASIC AND DILUTED EARNINGS PER SHARE	$0.002	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	88,013,305	82,013,305

See the accompanying notes to the condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,682	$72,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	238,260	100,269
Bad debt expense	4,322	(2,425)
(Increase) decrease in:
Accounts receivable	(19,435)	36,058
Prepaid expenses	(8,840)	-
Increase (decrease) in:
Accounts payable	285,509	(41,944)
Accrued expenses	145,044	37,856
Deferred revenue	249,326	25,222

Net cash provided by operating activities	1,081,868	227,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(5,271)	(430)
Purchase of property and equipment	(200,963)	-
Purchase of customer list	(686,748)	-

Net cash (used in) investing activities	(892,982)	(430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	52,483	200,000
Net proceeds from notes payable	452,069	-
Repayment of notes payable - stockholders	(37,457)	(33,879)
Repayment of notes payable	(792,868)	(142,862)
Repayment of convertible debentures	-	(259,735)
Issuance of common stock	200,000	-

Net cash (used in) financing activities	(125,773)	(236,476)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,113	(9,803)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	36,047	48,534

CASH AND CASH EQUIVALENTS -END OF PERIOD	$99,160	$38,731

See the accompanying notes to the condensed consolidated financial statements.

  SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2006 and 2005, the Company paid no income taxes and interest of approximately $61,000 and $50,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2006, the Company issued 2,000,000 shares of common stock in connection with the purchase of NetRover Inc. as described in note 7.

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

NetRover Inc.
Effective January 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of the acquisition of over 7,000 customers including dial-up and Digital Subscriber Line (DSL) Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, which consists of a down payment of 2,000,000 shares of the Company’s common stock and a non-interest bearing note payable with a balloon payment due on January 6, 2007.

Prolynx
Effective March 16, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado-based Internet Service Provider. The acquisition further increases the company's dial-up and Digital Subscriber Line (DSL) Internet customer base in the Rocky Mountain region. The total purchase price was $90,000 representing the fair value of the assets acquired which consisted of the assumption of operating expenses accrued by Prolynx.

See the accompanying notes to the condensed consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,834,593 as of March 31, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. Sitestar Corporation should not have the need to raise any additional material funds for operating expenses. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - EARNINGS PER SHARE

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

NOTE 3 - CONVERTIBLE DEBENTURE, Continued

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

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE DEBENTURE, Continued

The terms of the Agreement included a cash payment of $100,000 to the Convertible Debenture Holders plus the issuance of 4,000,000 shares of the Company’s common stock at a conversion price of $.02 per share. The Agreement limited the number of shares the Convertible Debenture Holders could have sold in any calendar month to 500,000 shares beginning in May 2004.   In exchange, the Company agreed to guarantee an average price of $.08 per share for the stock that sold.  To the extent that there was a differential between the actual selling price and the guaranteed selling price, the Company was obligated to pay the differential to the Convertible Debenture Holders within thirty days of receiving a request for payment.  The request for payment could only be made between January 1, 2005 and February 28, 2005.

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

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued 2,000,000 shares of common stock in connection with the purchase of NetRover Inc. as described in note 7.

NOTE 5 - SEGMENT INFORMATION

The Company has three business units that have separate management and reporting infrastructures offering different products and services.  The business units have been aggregated into three reportable segments: Corporate, Internet and Retail.

The Corporate group is the holding company and oversees the operating of the other business units. The Corporate group also arranges financing for the entire organization. The Internet group provides Internet access to customers in the Martinsville, Galax, Virginia Beach, Shenandoah Valley and Lynchburg, Virginia, Mt. Airy, North Carolina, Idaho, Washington, Utah, Nevada, Colorado, Arizona and Canadian areas. The Retail group operates a retail computer store in Lynchburg, Virginia as well as, providing toner cartridge remanufacturing services in Lynchburg, Virginia (http://www.recharge.net).

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2006 and 2005:

		March 31, 2006
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$1,430,300	$27,223	$1,457,523
Operating Income (loss)	(35,243)	293,131	(12,884)	245,004
Depreciation and amortization	-	237,789	471	238,260
Interest expense	-	(60,969)	-	(60,969)
Intangible assets	-	3,357,048	-	3,357,048
Total assets	$-	$3,971,713	$109,001	$4,080,714

		March 31, 2005
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$761,540	$38,849	$800,389
Operating Income (loss)	(32,498)	150,033	(3,904)	113,631
Depreciation and amortization		81,558	709	82,267
Interest expense	-	49,923	-	49,923
Intangible assets	-	1,670,104	-	1,670,104
Total assets	$-	$2,222,560	$87,731	$2,310,291

NOTE 6 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

 In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 as of January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosure for financial instruments within its scope.  The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatory redeemable financial instruments.  For certain mandatory redeemable financial instruments, the statement was effective as of January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of this statement.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management has assessed the implications of this revised standard and has determined it to be immaterial.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. Management has assessed the implications of FIN 47 on the Company’s financial position, results of operations and cash flows and has determined it to be immaterial.

NOTE 7 - ACQUISITIONS

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

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACQUISITIONS, continued

The fair value of assets acquired is summarized as follows:

Equipment	$50,000
Accounts receivable	13,990
Customer list	1,316,314
Non-compete agreement	165,000
Purchase price	$1,545,304

Because the acquisition of Idacomm was consummated on September 16, 2005, there are no results of operations of these companies for the three months ended March 31, 2005 included in the accompanying March 31, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2006 and 2005 and reflects the results of operations of the Company as if the acquisition of Idacomm had been effective January 1, 2005. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACQUISITIONS, continued

	2006	2005
Net sales	$1,457,523	$1,966,844
Gross profit	1,007,734	1,318,833
Selling, general and administrative expenses	762,730	975,330
Net income	$187,682	$271,560
Basic income per share	$0.002	$0.003

NetRover Inc.
Effective January 1, 2006 the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of the acquisition of over 7,000 customers including dial-up and Digital Subscriber Line (DSL) Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, which consists of a down payment of 2,000,000 shares of the Company’s common stock and a non-interest bearing note payable with a balloon payment due on January 6, 2007.

Because the acquisition of NetRover Inc. was consummated on January 1, 2006, there are no results of operations of these companies for the three months ended March 31, 2005 included in the accompanying March 31, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2006 and 2005 and reflects the results of operations of the Company as if the acquisition of NetRover Inc. had been effective January 1, 2005. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACQUISITIONS, continued

	2006	2005
Net sales	$1,457,523	$1,708,845
Gross profit	1,007,734	1,175,883
Selling, general and administrative expenses	762,730	832,528
Net income	$187,682	$180,151
Basic income per share	$0.002	$0.002

Prolynx
Effective March 16, 2006 the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado-based Internet Service Provider. The acquisition further increases the company's dial-up and Digital Subscriber Line (DSL) Internet customer base by 700 in the Rocky Mountain region. The total purchase price was $90,000 representing the fair value of the assets acquired which consisted of the assumption of operating expenses accrued by Prolynx.

Because the acquisition of Prolynx was consummated on March 16, 2006, there are no results of operations of these companies for the three months ended March 31, 2005 included in the accompanying March 31, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2006 and 2005 and reflects the results of operations of the Company as if the acquisition of Prolynx. had been effective January 1, 2005.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2006	2005
Net sales	$1,457,523	$1,478,770
Gross profit	1,007,734	1,028,981
Selling, general and administrative expenses	762,730	790,944
Net income	$187,682	$180,715
Basic income per share	$0.002	$0.002

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINUATION OF THE COMPANY AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,834,593 as of March 31, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. Sitestar Corporation should not have the need to raise any additional material funds for operating expenses. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

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
c)	Continue to cut operating expenses in payroll and related expenses; and
d)	Offering new products to reduce the impairment of intangible assets and expand the Company’s markets

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2005 included in the Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

The Company is a national Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers. The Company serves primarily markets in Mid Atlantic, Northwestern states and Canada.  In November 2003, the Company announced the launch of the national dial-up Internet service that made service available to thousands of cities throughout the United States.  This expanded service was enhanced with the acquisition of the Idacomm customer base and further expanded with the purchase of NetRover Inc. a Canadian corporation, features web acceleration, e-mail acceleration and pop-up ad blocking.  Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net to differentiate national marketing method.  The Company utilizes its own infrastructure as well as affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:

·    Internet access services;
·    Web acceleration services;
·    Web design and programming services;
·    Web hosting services;
·    End-to-end e-commerce solutions;
·    Online marketing consulting;
·    Toner and ink cartridge remanufacturing services; and
·    Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has five sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net,  http://www.valink.com and http://www.exis.net).  These are located in Martinsville, Galax, Virginia Beach, Shenandoah Valley and Lynchburg, Virginia, Mt. Airy, North Carolina, Idaho, Washington, Utah, Nevada, Arizona Canadian areas.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States.

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

RESULTS OF OPERATIONS

The following tables show financial data for the three months ended March 31, 2006 and 2005. Operating results for any period are not necessarily indicative of results for any future period.

	For the three months ended March 31, 2006 (unaudited)
	Corporate	Internet	Retail	Total
Revenue	$-	$1,430,300	$27,223	$1,457,523
Cost of revenue	-	429,181	20,608	449,789

Gross profit	-	1,001,119	6,615	1,007,734

Operating expenses	35,243	707,988	19,499	762,730
Income (loss) from operations	(35,243)	293,131	(12,884)	245,004
Other income (expense)	-	(57,322)	-	(57,322)

Net income (loss)	$(35,243)	$235,809	$(12,884)	$187,682

	For the three months ended March 31, 2005 (unaudited)
	Corporate	Internet	Retail	Total
Revenue	$-	$761,540	$38,849	$800,389
Cost of revenue	-	188,692	20,639	209,331

Gross profit	-	572,848	18,210	591,058

Operating expenses	32,498	422,815	22,114	477,427
Income (loss) from operations	(32,498)	150,033	(3,904)	113,361
Other income (expense)	-	(41,564)	-	(41,564)
Net income (loss)	$(32,498)	$108,469	$(3,904)	$72,067

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2006 and 2005.

	For the three months ended March 31, 2006
	Corporate	Internet	Retail	Total
EBITDA	$(35,243)	$534,567	$(12,413)	$486,911
Interest expense	-	(60,969)	-	(60,969)
Taxes	-	-	-	-
Depreciation	-	(17,360)	(471)	(17,831)
Amortization	-	(220,429)	-	(220,429)
Net income (loss)	$(35,243)	$235,809	$(12,884)	$187,682

	For the three months ended March 31, 2005
	Corporate	Internet	Retail	Total
EBITDA	$(32,498)	$257,951	$(3,195)	$222,258
Interest expense	-	(49,923)	-	(49,923)
Taxes	-	-	-	-
Depreciation	-	(22,656)	(709)	(23,365)
Amortization	-	(76,903)	-	(76,903)
Net income (loss)	$(32,498)	$108,469	$(3,904)	$72,067

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005 (Unaudited)

REVENUE.  Revenue for the three months ended March 31, 2006 increased by $657,134 or 82.1% from $800,389 for the three months ended March 31, 2005 to $1,457,523 for the same period in 2006.  Internet sales increased $668,760 or 87.8% from $761,540 for the three months ended March 31, 2005 to $1,430,300 for the same period in 2006. Internet sales increased due to the addition of Internet customers from the asset acquisitions of Idacomm, NetRover Inc. and Prolynx. These acquisitions, for the three months ended March 31, 2006, yielded approximately $782,000 in additional net revenues.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband Internet connections and more choices for consumers resulting in net a decline in excess of growth for dial-up customers.  To insure continued strength in revenue growth the Company’s strategy is to continue to consummate acquisitions of Internet Service Providers.  Offsetting this increase in Internet sales in part, retail sales decreased $11,626 or 29.9% for the three months ended March 31, 2006 from $38,849 for the three months ended March 31, 2005 to $27,223 for the same period in 2006.  Decreases in retail sales of new equipment reflect competition from large retail establishments and the change in focus of this division.  The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE. Costs of revenue for the three months ended March 31, 2006 increased by $240,458 or 114.9% from $209,331 for the three months ended March 31, 2005 to $449,789 for the same period in 2006. Internet cost of revenue increased $240,489 or 127.5% from $188,692 for the three months ended March 31, 2005 to $429,181 for the same period in 2006.  This increase is primarily due to increases in the number of subscribers representing an increase of $201,257 for the three months ended March 31, 2006.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2006 increased $285,303 or 59.8% from $477,427 for the three months ended March 31, 2005 to $762,730 for the same period in 2006.  Amortization increased $143,526 or 186.6% from $76,903 for the three months ended March 31, 2005 to $220,429 for the same period in 2005.  This increase is due to the amortization of recent customer acquisitions.  Wages increased $85,682 or 70.2% from $121,995 for the three months ended March 31, 2006 to $207,677 for the same period in 2005. This is primarily the results of employees acquired with the purchase of NetRover Inc. Corporate expenses of $35,243 for the three months ended March 31, 2006 consisted primarily of professional fees.  Corporate expenses of $32,498 for the three months ended March 31, 2005 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. from Servatus LLC of $3,393 and $8,359 for the three months ended March 31, 2006 and 2005 respectively.  This represents, per the Definitive Agreement, 20% of the gross revenue of Servatus, LLC for the three months ended March 31, 2006 and 2005 respectively.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2006 increased by $11,045 or 22.1% from $49,923 for the three months ended March 31, 2005 to $60,969 for the same period in 2006.  This increase is a result of financing the acquisitions of additional customers.

MARCH 31, 2006 (Unaudited) COMPARED TO DECEMBER 31, 2005 (Audited)

BALANCE SHEETS.   Net accounts receivable increased $15,113 or 10.5% from $143,917 on December 31, 2005 to $159,030 on March 31, 2006.  This increase is substantially due to the addition of the customer base from Idacomm. Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale which increased by $5,878 or 4.8% from $123,586 on December 31, 2005 and $129,464 on March 31, 2006. Accounts payable increased by $285,509 or 147.4% from $193,748 on December 31, 2005 to $479,257 on March 31, 2006.  Accrued expenses increased by $145,044 or 81.3% from $178,390 on December 31, 2005 to $323,434 on March 31, 2006.  The increase in current liabilities is a reflection of servicing the increased customer base. Deferred revenue increased by $249,326 or 43.7% from $321,555 on December 31, 2005 to $570,881 on March 31, 2006 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable, including notes payable to shareholders, decreased $474,017 or 65.1% from $1,202,068 on December 31, 2005 to $728,051 on March 31, 2006.  This is a primarily result of servicing the debt of the acquisition of Idacomm’s customers. This note, with an initial principal balance of $1,295,304 and with terms of seven months, had a principal balance of $84,963 as of March 31, 2006. This decrease in borrowing was offset in part by increases in long-term notes payable, as well as, long-term notes payable to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $99,160 and $36,047 at March 31, 2006 and at December 31, 2005, respectively. EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) was $486,911 for the three months ended March 31, 2006 as compared to $222,258 for the same period in 2005.

	2006	2005
EBITDA for the three months ended March 31,	$486,911	$222,258
Interest expense	(60,969)	(49,923)
Taxes	-	-
Depreciation	(17,831)	(23,365)
Amortization	(220,429)	(76,903)
Net income for the three months ended March 31,	$187,682	$72,067

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,834,593 as of March 31, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. Sitestar Corporation should not have the need to raise any additional material funds for operating expenses. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

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

The aging of accounts receivable as of March 31, 2006 and December 31, 2005 is as shown:

	2006		2005
Current	$71,444	40%	$89,166	29%
30 < 60	56,578	32%	43,428	56%
60 +	49,164	28%	26,123	15%
Total	$177,186	100%	$158,717	100%

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

Item 3.    Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no significant changes to our internal controls over financial reporting that could significantly affect internal controls during the last fiscal quarter ended March 31, 2006.

Disclosure controls and procedures and internal controls over financial reporting are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SITESTAR CORPORATION

Date: May 15, 2006	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr. President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: May 15, 2006	By:	/s/ Daniel A. Judd.
Chief Financial Officer (Principal Financial Officer)