Form 10KSB/A
period 2005-12-31
SITESTAR CORP
filed 2006-07-24
CIK 1096934

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2005 and 2004.

	For the year ended December 31, 2005
	Corporate	Internet	Development	Retail	Total
EBITDA	$(60,721)	$1,485,833	$-	$(5,795)	$1,419,317
Interest expense	-	(209,056)	-	-	(209,056)
Taxes	-	-	-	-	-
Depreciation	-	(101,985)	-	(2,834)	(104,819)
Amortization	-	(465,328)	-	-	(465,328)
Net income (loss)	$(60,721)	$709,464	$-	$(8,629)	$640,114

	For the year ended December 31, 2004
	Corporate	Internet	Development	Retail	Total
EBITDA	$(90,001)	$786,753	$9,600	$67,296	$773,648
Interest expense	(15,802)	(217,795)	-	-	(233,597)
Taxes	-	-	-	-	-
Depreciation	-	(80,283)	-	(4,300)	(84,583)
Amortization	-	(372,548)	-	-	(372,548)
Net income (loss)	$(105,803)	$116,127	$9,600	$62,996	$82,920

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

	2005	2004
EBITDA for the year ended December 31,	$1,419,317	$773,648
Interest expense	(209,056)	(233,597)
Taxes	-	-
Depreciation	(104,819)	(84,583)
Amortization	(465,328)	(372,548)
Net income for the year ended December 31,	$640,114	$82,920

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,715,797 as of December 31, 2005.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. Sitestar Corporation should not have the need to raise any additional material funds for operating expenses. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is managements’ belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	18

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2005 and 2004	19-20

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004	21

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004	22

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004	23-24

Notes to Consolidated Financial Statements	25-39

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,715,797 as of December 31, 2005.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. Sitestar Corporation should not have the need to raise any additional material funds for operating expenses; however, as stated elsewhere in this filing, growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is the Company’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

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

Inventory
Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in - first out basis) or market. Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale. The retail operations of Sitestar Corporation, Computers by Design, has changed the focus of generating revenue from building new equipment to providing professional services, repairing and maintaining customers’ systems. This shift in direction, precipitated by eroding profit margins resulting from intense competition, has slowed inventory turns of hardware used in building equipment for resale. While inventory maintains a marketable value, it is integrated into sales at a reduced rate as repairs to equipment as opposed to becoming a component in a constructed system. Consumers will reasonably continue to use the technology level of equipment represented by Sitestar Corporation’s inventory and therefore, will continue for the near future to be required components in the repair and maintenance of their systems. It is for these reasons that inventory was reclassified from current assets to other assets held for resale to more properly reflect its use. Inventory was valued on December 31, 2005 and 2004 at $123,586 and $106,388 respectivly.

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
c) Continue to cut operating expenses in payroll and related expenses; and
d) Offering new products to reduce the impairment of intangible assets and expand the Company’s markets

ITEM 8A.  CONTROLS AND PROCEDURES

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no significant changes to our internal controls over financial reporting that could significantly affect internal controls during the last fiscal quarter ended December 31, 2005.

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

(3) Frank and Julie Erhartic, Jr. failed to timely file one Form 4 in reference to the Debt Conversion agreement dated August 19, 2005. The Form 4 was filed on August 26, 2005.

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

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	July 21, 2005
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	July 21, 2005
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	July 21, 2005
Julie Erhartic