Form 10QSB
period 2006-06-30
SITESTAR CORP
filed 2006-08-15
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2006, the issuer had 88,063,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

 SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June
30, 2006 (unaudited) and December 31, 2005 (unaudited)	3

Condensed Consolidated Statements of Income for the
three months ended June 30, 2006 and 2005 (unaudited)	5

Condensed Consolidated Statements of Income for the
six months ended June 30, 2006 and 2005 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the six months ended June 30, 2006 and 2005 (unaudited)	7

Notes to unaudited Condensed Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis	21

Item 3. Controls and Procedures	29

Part II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 2. Unregistered sales of equity securities and use of proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURES	31

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS

	2006	2005
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$141,360	$36,047
Accounts receivable, net of allowance of $16,878 and $13,834 as of June 30, 2006 and December 31, 2005 respectively	159,472	143,917
Prepaid expenses	8,822	-
Total current assets	309,654	179,964

PROPERTY AND EQUIPMENT, net	308,474	311,781
CUSTOMER LIST, net of accumulated amortization of $3,168,754 and $2,765,104 as of June 30, 2006 and December 31, 2005 respectively	1,704,269	1,421,170
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	274,134	289,586

TOTAL ASSETS	$3,885,090	$3,491,060

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
JUNE 30, 2006 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$317,600	$193,748
Accrued expenses	279,205	178,390
Deferred revenue	510,391	321,555
Notes payable	405,007	959,344
Notes payable - stockholders	186,624	242,724

Total current liabilities	1,698,827	1,895,761

NOTES PAYABLE, less current portion	68,980	74,847
NOTES PAYABLE - STOCKHOLDERS, less current portion	681,142	650,520

TOTAL LIABILITIES	2,448,949	2,621,128

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 88,063,305 and 86,013,305 shares issued and outstanding on June 30, 2006 December 31, 2005 respectively	88,063	86,013
Additional paid-in capital	13,651,157	13,450,207
Treasury stock, $.001 par value, 6,218,305 common shares on June 30, 2006 and December 31, 2005	(129,977)	(129,977)
Accumulated deficit	(12,173,102)	(12,536,311)

Total stockholders’ equity	1,436,141	869,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,885,090	$3,491,060

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

REVENUE
Internet service revenue	$1,344,570	$738,736
Retail revenue	20,459	41,882
TOTAL REVENUE	1,365,029	780,618

COST OF REVENUE
Cost of Internet service revenue	315,941	188,127
Cost of retail revenue	19,380	16,984
TOTAL COST OF REVENUE	335,321	205,111

GROSS PROFIT	1,029,708	575,507

OPERATING EXPENSES:
Selling general and administrative expenses	654,935	376,744

INCOME FROM OPERATIONS	374,773	198,763

OTHER INCOME (EXPENSES)	(47,112)	(43,020)

INCOME BEFORE INCOME TAXES	327,661	155,743

INCOME TAXES	-	-

NET INCOME	$327,661	$155,743

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,063,305	82,013,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

REVENUE
Internet service revenue	$2,774,870	$1,500,276
Retail revenue	47,682	80,731
TOTAL REVENUE	2,822,552	1,581,007

COST OF REVENUE
Cost of Internet service revenue	745,122	376,820
Cost of retail revenue	39,988	37,622
TOTAL COST OF REVENUE	785,110	414,442

GROSS PROFIT	2,037,442	1,166,565

OPERATING EXPENSES:
Selling general and administrative expenses	1,417,664	854,171

INCOME FROM OPERATIONS	619,778	312,394

OTHER INCOME (EXPENSES)	(104,435)	(84,584)

INCOME BEFORE INCOME TAXES	515,343	227,810

INCOME TAXES	-	-

NET INCOME	$515,343	$227,810

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,038,443	82,013,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$515,343	$227,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	477,116	201,045
Bad debt expense	3,044	1,220
(Increase) decrease in:
Accounts receivable	(18,598)	39,086
Prepaid expenses	(8,823)	-
Increase (decrease) in:
Accounts payable	123,852	(144,497)
Accrued expenses	100,815	(12,896)
Deferred revenue	188,836	(16,560)

Net cash provided by operating activities	1,381,585	295,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(5,271)	(13,723)
Purchase of property and equipment	(201,571)	(5,969)
Purchase of customer list	(686,748)	-

Net cash (used in) investing activities	(893,590)	(19,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	52,483	200,000
Net proceeds from notes payable	425,223	-
Repayment of notes payable - stockholders	(77,961)	(107,786)
Repayment of notes payable	(985,427)	(125,754)
Repayment of convertible debentures	-	(259,734)
Issuance of common stock	203,000	-

Net cash (used in) financing activities	(382,682)	(293,274)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,313	(17,758)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	36,047	48,533

CASH AND CASH EQUIVALENTS -END OF PERIOD	$141,360	$30,775

 See the accompanying notes to the unaudited condensed consolidated financial statements.

  SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2006 and 2005, the Company paid no income taxes and paid interest of approximately $109,000 and $98,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2006, the Company issued 2,050,000 shares of common stock in connection with the purchase of NetRover Inc. as described in note 7.

Idacomm, a wholly owned subsidiary of Idacorp

Effective September 16, 2005, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Idacomm, an Idaho corporation. The transaction consists of the acquisition of the dial-up customers, the related Internet assets and non-compete agreements from Idacomm. The total purchase price was $1,698,430 representing the fair value of the assets acquired, less $112,735 for deferred revenues and less a 10% discount, for a net purchase price of $1,545,304, which consisted of a down payment of $250,000 with the balance represented by a non-interest bearing note payable by the Company to Idacomm over 7 months.

NetRover Inc.

Effective January 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of the acquisition of over 7,000 customers including dial-up and Digital Subscriber Line (DSL) Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, paid by of a down payment of 2,000,000 shares of the Company’s common stock, with the balance represented by a non-interest bearing note payable by the Company to Isomedia, Inc. with the note due in full, by a balloon payment on January 6, 2007.

Prolynx

Effective March 16, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado-based Internet Service Provider. The acquisition further increases the company's dial-up and Digital Subscriber Line (DSL) Internet customer base in the Rocky Mountain region. The total purchase price was $90,000 representing the fair value of the assets acquired paid in the form of the Company’s the assumption of $90,000 in operating expenses accrued by Prolynx.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.  The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,389,173 as of June 30, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - COMMON STOCK

During the six months ended June 30, 2006, the Company issued 2,050,000 shares of common stock in connection with the purchase of NetRover Inc. as described in note 7.

NOTE 4 - SEGMENT INFORMATION

The Company has three business units that have separate management and reporting infrastructures offering different products and services.  The business units have been aggregated into three reportable segments: Corporate, Internet and Retail.

The Corporate group is the holding company and oversees the operating of the other business units. The Corporate group also arranges financing for the entire organization. The Internet group provides Internet access to customers in the Martinsville, Galax,

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION, continued

Virginia Beach, Shenandoah Valley and Lynchburg, Virginia, Mt. Airy, North Carolina, Idaho, Washington, Utah, Nevada, Colorado, Arizona and Canadian areas. The Retail group operates a retail computer store in Lynchburg, Virginia as well as, providing toner cartridge remanufacturing services in Lynchburg, Virginia (http://www.recharge.net).

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2006 and 2005:

		June 30, 2006
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$1,344,570	$20,459	$1,365,029
Operating Income (loss)	$(19,024)	$410,498	$(16,701)	$374,773
Depreciation and amortization	$-	$238,385	$471	$238,856
Interest expense	$-	$47,620	$-	$47,620
Intangible assets	$-	$3,138,105	$-	$3,138,105
Total assets	$-	$3,776,613	$108,477	$3,885,090

			June 30, 2005
	Corporate		Internet	Retail	Consolidated
Revenue		$-	$738,736	$41,882	$780,618
Operating Income (loss)		$(10,626)	$203,188	$6,201	$198,763
Depreciation and amortization	$		$100,068	$708	$100,776
Interest expense		$-	$48,191	$-	$48,191
Intangible assets		$-	$1,593,201	$-	$1,593,201
Total assets		$-	$2,113,997	$100,150	$2,214,147

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2006 and 2005:

		June 30, 2006
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$2,774,870	$47,682	$2,822,552
Operating Income (loss)	$(54,267)	$703,629	$(29,585)	$619,778
Depreciation and amortization	$-	$476,174	$941	$477,116
Interest expense	$-	$108,589	$-	$108,589
Intangible assets	$-	$3,138,105	$-	$3,138,105
Total assets	$-	$3,776,613	$108,477	$3,885,090

			June 30, 2005
	Corporate		Internet	Retail	Consolidated
Revenue		$-	$1,500,276	$80,731	$1,581,007
Operating Income (loss)		$(43,124)	$353,220	$2,298	$312,394
Depreciation and amortization	$		$$199,628	$1,417	$201,045
Interest expense		$-	$98,114	$-	$98,114
Intangible assets		$-	$1,593,201	$-	$1,593,201
Total assets		$-	$2,113,997	$100,150	$2,214,147

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.

 SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

 SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

NOTE 6 - ACQUISITIONS

Idacomm, a wholly owned subsidiary of Idacorp

Effective September 16, 2005, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Idacomm, an Idaho corporation. The transaction consists of the acquisition of the dial-up customers, the related Internet assets and non-compete agreements from Idacomm. The total purchase price was $1,698,430 representing the fair value of the assets acquired, less $112,735 for deferred revenues and less a 10% discount, for a net purchase price of $1,545,304, paid by a down payment of $250,000 with the balance represented by a non-interest bearing note payable by the Company to Idacomm over 7 months.

The fair value of assets acquired is summarized as follows:

Equipment	$50,000
Accounts receivable	13,990
Customer list	1,316,314
Non-compete agreement	165,000
Purchase price	$1,545,304

 SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

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

Because the acquisition of Idacomm was consummated on September 16, 2005, there are no results of operations of these companies for the six months ended June 30, 2005 included in the accompanying June 30, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2006 and 2005 and reflects the results of operations of the Company as if the acquisition of Idacomm had been effective January 1, 2005. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2006		2005
Net sales	$	,882,552	$2,528,451
Gross profit	$	,037,442	$1,824,844
Selling, general and administrative expenses		$1,417,664	$1,282,438
Net income		$515,343	$442,469
Basic income per share		$0.01	$0.01

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

NetRover Inc.

Effective January 1, 2006 the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of the acquisition of over 7,000 customers including dial-up and Digital Subscriber Line (DSL) Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, paid by a down payment of 2,000,000 shares of the Company’s common stock, with the balance represented by a non-interest bearing note payable by the Company to Idacomm, Inc. with the note due in full by a balloon payment on January 6, 2007.

The fair value of assets acquired is summarized as follows:

Customer list	594,535
Non-compete agreement	10,000
Purchase price	$604,535

Because the acquisition of NetRover Inc. was consummated on January 1, 2006, there are no results of operations of these companies for the six months ended June 30, 2005 included in the accompanying June 30, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2006 and 2005 and reflects the results of operations of the Company as if the acquisition of NetRover Inc. had been effective January 1, 2005. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

	2006	2005
Net sales	$2,882,552	$2,078,321
Gross profit	$2,037,442	$1,464,456
Selling, general and administrative expenses	$1,417,664	$1,170,611
Net income	$515,343	$191,172
Basic income per share	$0.01	$0.00

Prolynx

Effective March 16, 2006 the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado-based Internet Service Provider. The acquisition further increases the company's dial-up and Digital Subscriber Line (DSL) Internet customer base by 700 in the Rocky Mountain region. The total purchase price was $90,000 representing the fair value of the net assets acquired paid in the form of the Company’s assumption of $90,000 in operating expenses accrued by Prolynx.

The fair value of assets acquired is summarized as follows:

Accounts receivable	$4,310
Fixed assets	5,500
Customer list	92,029
Non-compete agreement	5,000
Deferred revenue	(16,839)
Purchase price	$90,000

Because the acquisition of Prolynx was consummated on March 16, 2006, there are no results of operations of these companies for the six months ended June 30, 2005 included in the accompanying June 30, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2006 and 2005 and reflects the results of operations of the Company as if the acquisition of Prolynx had been effective March 16, 2005.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

	2006	2005
Net sales	$2,882,552	$1,647,272
Gross profit	$2,037,442	$1,230,751
Selling, general and administrative expenses	$1,417,664	$892,196
Net income	$515,343	$253,951
Basic income per share	$0.01	$0.00

NOTE 7 - SUBSEQUENT EVENTS

First Net

Effective July 1, 2006 the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of First USA, Inc., an Ohio-based Internet Service Provider. The acquisition further increases the company's dial-up Internet customer base by 6,200 in the Ohio Valley region. The total purchase price was $725,000 representing the fair value of the assets acquired which consisted of a $250,000 cash payment at closing with the balance to be paid in six equal monthly payments beginning August 2006.

In the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. Because the acquisition of First Net was consummated on July 1, 2006, there are no results of operations of these companies for the six months ended June 30, 2006 or June 30, 2005 included in the accompanying June 30, 2006 and 2005 consolidated financial statements.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar is in the process of assessing the valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Domain name	$200,000
Accounts receivable	57,535
Customer list	718,332
Non-compete agreement	10,000
Deferred revenue	(260,867)
Purchase price	$725,000

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINUATION OF THE COMPANY AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,389,173 as of June 30, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period.

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

Overview

The Company is a national Internet Service Provider and Computer Services company offering a broad range of services to business and residential customers. The Company serves primarily markets in the Mid Atlantic and Northwestern states in America and in Canada.  In November 2003, the Company announced the launch of the national dial-up Internet service that made service available to thousands of cities throughout the United States.  This expanded service features web acceleration, e-mail acceleration and pop-up ad blocking. Spam and virus filtering are also included.  The Company’s national Internet service is marketed under the brand name SurfWithUs.net to differentiate the Company’s national Internet service from its local Internet service. The Company utilizes its own infrastructure as well as affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:
·	Internet access services;
·	Web acceleration services;
·	Web design and programming services;
·	Web hosting services;
·	End-to-end e-commerce solutions;
·	Online marketing consulting;
·	Toner and ink cartridge remanufacturing services; and
·	Computer programming and consulting services.

The Company’s Internet Service Provider (ISP) division has five primary sites of operation (http://www.sitestar.net, http://www.lynchburg.net, http://www.advi.net, http://www.valink.com and http://www.exis.net).  These are located in Martinsville, Galax, Virginia Beach, Shenandoah Valley and Lynchburg, Virginia, Mt. Airy, North Carolina, Idaho, Washington, Utah, Nevada, Arizona and in Canadian areas.  The Company provides both narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless) utilizing its own infrastructure and affiliations to provide services to thousands of service locations throughout the United States.

The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Through its computer sales and service division (http://www.computersbydesign.com), the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the office locations noted above.  The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service (http://www.recharge.net) utilizes empty toner cartridges and remanufactures them to provide savings to customers over buying brand new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 while retaining the rights to the new product that automates certain functions of crisis centers throughout the nation.

RESULTS OF OPERATIONS

The following tables show financial data for the six months ended June 30, 2006 and 2005. Operating results for any period are not necessarily indicative of results for any future period.

	For the six months ended June 30, 2006 (unaudited)
	Corporate	Internet	Retail	Total
Revenue	$-	$2,774,870	$47,682	$2,822,552
Cost of revenue	-	745,122	39,988	785,110

Gross profit	-	2,029,748	7,694	2,037,442

Operating expenses	54,267	1,326,119	37,278	1,417,664
Income (loss) from operations	(54,267)	703,629	(29,584)	619,778
Other income (expense)	-	(108,435)	-	(104,435)

Net income (loss)	$(54,267)	$599,194	$(29,584)	$515,343

	For the six months ended June 30, 2005 (unaudited)
	Corporate	Internet	Retail	Total
Revenue	$-	$1,500,276	$80,731	$1,581,007
Cost of revenue	-	376,820	37,622	414,442

Gross profit	-	1,123,456	43,109	1,166,565

Operating expenses	43,124	770,236	40,811	854,171
Income (loss) from operations	(43,124)	353,220	2,298	312,394
Other income (expense)	-	(84,584)	-	(84,584)
Net income (loss)	$(43,124)	$268,636	$2,298	$227,810

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2006 and 2005.

	For the six months ended June 30, 2006
	Corporate	Internet	Retail	Total
EBITDA	$(54,267)	$1,183,958	$(28,643)	$1,101,048
Interest expense	-	(108,589)	-	(108,589)
Taxes	-	-	-	-
Depreciation	-	(36,803)	(941)	(37,744)
Amortization	-	(439,372)	-	(439,372)
Net income (loss)	$(54,267)	$599,194	$(29,584)	$515,343

	For the six months ended June 30, 2005
	Corporate	Internet	Retail	Total
EBITDA	$(43,124)	$566,378	$3,715	$526,969
Interest expense	-	(98,114)	-	(98,114)
Taxes	-	-	-	-
Depreciation	-	(45,821)	(1,417)	(47,238)
Amortization	-	(153,807)	-	(153,807)
Net income (loss)	$(43,124)	$268,636	$2,298	$227,810

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005 (Unaudited)

REVENUE.  Revenue for the six months ended June 30, 2006 increased by $1,241,545 or 78.5% from $1,581,007 for the six months ended June 30, 2005 to $2,822,552 for the same period in 2006.  Internet sales increased $1,274,594 or 85.0% from $1,500,276 for the six months ended June 30, 2005 to $2,774,870 for the same period in 2006. Internet sales increased due to the addition of Internet customers from the asset acquisitions of Idacomm, NetRover Inc. and Prolynx. These acquisitions, for the six months ended June 30, 2006, yielded approximately $1,511,000 in additional net revenues.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband Internet connections and more choices for consumers, resulting in a net decline in excess of growth for dial-up customers.  To insure continued strength in revenue growth the Company’s strategy is to continue to consummate acquisitions of Internet Service Providers.  Offsetting this increase in Internet sales in part, retail sales decreased $33,049 or 41.0% for the six months ended June 30, 2006 from $80,731 for the six months ended June 30, 2005 to $47,682 for the same period in 2006.  Decreases in retail sales of new equipment reflect competition from large retail establishments and the change in focus of this division.  The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE. Costs of revenue for the six months ended June 30, 2006 increased by $370,668 or 89.4% from $414,442 for the six months ended June 30, 2005 to $785,110 for the same period in 2006. Internet cost of revenue increased $368,302 or 97.7% from $376,820 for the six months ended June 30, 2005 to $745,122 for the same period in 2006.  This increase is primarily due to increases in the number of subscribers representing an increase of $490,668 for the six months ended June 30, 2006.

OPERATING EXPENSES. Operating expenses for the six months ended June 30, 2006 increased $563,493 or 66.0% from $854,171 for the six months ended June 30, 2005 to $1,417,664 for the same period in 2006.  Amortization increased $285,565 or 185.7% from $153,807 for the six months ended June 30, 2005 to $439,372 for the same period in 2006.  This increase is due to the amortization of recent customer acquisitions.  Wages increased $202,904 or 113.0% from $179,482 for the six months ended June 30, 2005 to $382,386 for the same period in 2006. This is primarily the results of employees acquired with the purchase of NetRover Inc. Corporate expenses of $54,267 for the six months ended June 30, 2006 consisted primarily of professional fees.  Corporate expenses of $43,124 for the six months ended June 30, 2005 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. from Servatus LLC of $7,779 and $13,529 for the six months ended June 30, 2006 and 2005 respectively.  This represents, per the Definitive Agreement, 20% of the gross revenue of Servatus, LLC for the six months ended June 30, 2006 and 2005 respectively.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2006 increased by $10,475 or 10.7% from $98,114 for the six months ended June 30, 2005 to $108,589 for the same period in 2006.  This increase is a result of financing the acquisitions of additional customers.

JUNE 30, 2006 (Unaudited) COMPARED TO DECEMBER 31, 2005 (Audited)

BALANCE SHEETS.   Net accounts receivable increased $15,555 or 10.8% from $143,917 on December 31, 2005 to $159,472 on June 30, 2006.  This increase is substantially due to the addition of the customer base from acquisitions. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which increased by $5,270 or 4.3% from $123,586 on December 31, 2005 and $128,858 on June 30, 2006. Accounts payable increased by $123,852 or 63.9% from $193,748 on December 31, 2005 to $317,600 on June 30, 2006.  Accrued expenses increased by $100,815 or 56.5% from $178,390 on December 31, 2005 to $279,205 on June 30, 2006.  The increase in current liabilities is a reflection of servicing the increased customer base. Deferred revenue increased by $188,836 or 58.7% from $321,555 on December 31, 2005 to $510,391 on June 30, 2006 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable, including notes payable to shareholders, decreased $610,437 or 50.8% from $1,202,068 on December 31, 2005 to $591,631 on June 30, 2006.  This is primarily a result of servicing the debt of the acquisition of Idacomm’s customers. This note, with an initial principal balance of $1,295,304 and with a term of seven months, was paid off as of June 30, 2006. This decrease in borrowing was offset in part by increases in long-term notes payable to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $141,360 and $36,047 at June 30, 2006 and at December 31, 2005, respectively. EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) was $1,101,048 for the six months ended June 30, 2006 as compared to $526,969 for the same period in 2005.

	2006	2005
EBITDA for the six months ended June 30,	$1,101,048	$526,969
Interest expense	(108,589)	(98,114)
Taxes	-	-
Depreciation	(37,744)	(47,238)
Amortization	(439,372)	(153,807)
Net income for the six months ended June 30,	$515,343	$227,810

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,389,173 as of June 30, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed. New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

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

The aging of accounts receivable as of June 30, 2006 and December 31, 2005 is as shown:

	2006		2005
Current	$58,417	37%	$89,166	29%
30 < 60	59,617	37%	43,428	56%
60 +	41,438	26%	26,123	15%
Total	$159,472	100%	$158,717	100%

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

Item 3.    Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

SITESTAR CORPORATION

Date: August 15, 2006	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: August 15, 2006	By:	/s/ Daniel A. Judd
Daniel A. Judd
Chief Financial Officer (Principal Financial Officer)