Form 10QSB
period 2006-09-30
SITESTAR CORP
filed 2006-11-14
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2006, the issuer had 88,063,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

 SITESTAR CORPORATION

Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September
	30, 2006 (unaudited) and December 31, 2005 (audited)	3

	Condensed Consolidated Statements of Income for the
	three months ended September 30, 2006 and 2005 (unaudited)	5

	Condensed Consolidated Statements of Income for the
	nine months ended September 30, 2006 and 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for
	the nine months ended September 30, 2006 and 2005 (unaudited)	7

	Notes to unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis	22

Item 3.	Controls and Procedures	30

Part II.	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31

Item 2.	Unregistered sales of equity securities and use of proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$137,152	$36,047
Accounts receivable, net of allowance of $17,531 and $13,834 as of September 30, 2006 and December 31, 2005 respectively	171,378	143,917
Prepaid expenses	9,103	-
Total current assets	317,633	179,964

PROPERTY AND EQUIPMENT, net	291,371	311,781
CUSTOMER LIST, net of accumulated amortization of $3,416,732 and $2,765,104 as of September 30, 2006 and December 31, 2005 respectively	2,020,715	1,421,170
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	465,761	289,586

TOTAL ASSETS	$4,384,039	$3,491,060

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$272,836	$193,748
Accrued expenses	293,677	178,390
Deferred revenue	666,479	321,555
Notes payable	528,638	959,344
Notes payable - stockholders	142,804	242,724

Total current liabilities	1,904,434	1,895,761

NOTES PAYABLE, less current portion	66,026	74,847
NOTES PAYABLE - STOCKHOLDERS, less current portion	694,970	650,520

TOTAL LIABILITIES	2,665,430	2,621,128

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 88,063,305 and 86,013,305 shares issued and outstanding on September 30, 2006 December 31, 2005 respectively	88,063	86,013
Additional paid-in capital	13,499,023	13,450,207
Treasury stock, $.001 par value, 6,218,305 common shares on September 30, 2006 and December 31, 2005	(129,977)	(129,977)
Accumulated deficit	(11,738,500)	(12,536,311)

Total stockholders’ equity	1,718,609	869,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,384,039	$3,491,060

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

REVENUE
Internet service revenue	$1,444,772	$780,793
Retail revenue	19,113	37,615
TOTAL REVENUE	1,463,885	818,408

COST OF REVENUE
Cost of Internet service revenue	404,314	198,594
Cost of retail revenue	22,900	30,481
TOTAL COST OF REVENUE	427,214	229,075

GROSS PROFIT	1,036,671	589,333

OPERATING EXPENSES:
Selling general and administrative expenses	701,400	427,704

INCOME FROM OPERATIONS	335,271	161,629

OTHER INCOME (EXPENSES)	(52,803)	(45,105)

INCOME BEFORE INCOME TAXES	282,468	116,524

INCOME TAXES	-	-

NET INCOME	$282,468	$116,524

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,063,305	83,839,392

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

REVENUE
Internet service revenue	$4,219,642	$2,281,068
Retail revenue	66,795	118,346
TOTAL REVENUE	4,286,437	2,399,414

COST OF REVENUE
Cost of Internet service revenue	1,149,436	575,413
Cost of retail revenue	62,888	68,103
TOTAL COST OF REVENUE	1,212,324	643,516

GROSS PROFIT	3,074,113	1,755,898

OPERATING EXPENSES:
Selling general and administrative expenses	2,119,064	1,281,875

INCOME FROM OPERATIONS	955,049	474,023

OTHER INCOME (EXPENSES)	(157,238)	(129,690)

INCOME BEFORE INCOME TAXES	797,811	344,333

INCOME TAXES	-	-

NET INCOME	$797,811	$344,333

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,046,821	82,628,690

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$797,811	$344,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	760,768	349,099
Bad debt expense	3,697	348
(Increase) decrease in:
Accounts receivable	(31,158)	3,729
Accounts receivable, other	-	52,891
Prepaid expenses	(9,104)	-
Increase (decrease) in:
Accounts payable	79,088	(101,562)
Accrued expenses	100,523	(10,403)
Deferred revenue	344,924	(118,863)

Net cash provided by operating activities	2,046,549	519,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(5,271)	(10,204)
Purchase of property and equipment	(197,003)	(7,315)
Purchase of domain name for resale	(200,000)	-
Purchase of customer list	(1,251,173)	(250,000)

Net cash (used in) investing activities	(1,653,447)	(267,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	66,310	335,000
Net proceeds from notes payable	756,804	-
Repayment of notes payable - stockholders	(121,781)	(154,953)
Repayment of notes payable	(1,196,330)	(186,693)
Repayment of convertible debentures	-	(259,734)
Issuance of common stock	203,000	-

Net cash (used in) financing activities	(291,997)	(266,380)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,105	(14,327)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	36,047	48,533

CASH AND CASH EQUIVALENTS -END OF PERIOD	$137,152	$34,206

 See the accompanying notes to the unaudited condensed consolidated financial statements.

  SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2006 and 2005, the Company paid no income taxes and paid interest of approximately $163,000 and $148,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2006, the Company issued 2,050,000 shares of common stock in connection with the purchase of NetRover Inc. as described in note 6.

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.  The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,586,801 as of September 30, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future.

In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)	Increase revenue by acquiring customers in target markets at competitive prices;
b)	Up sell value-added products and services to existing customer base to maximize average revenue per customer (ARPU).
c)	Leverage economies of scale to reduce overall operating expenses;
d)	Maximize operational efficiency through the deployment of technology;
e)	Reduce supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods;

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

NOTE 3 - COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 2,050,000 shares of common stock in connection with the purchase of NetRover Inc. as described in note 6.

NOTE 4 - SEGMENT INFORMATION

The Company has three business units that have separate management and reporting infrastructures offering different products and services.  The business units have been aggregated into three reportable segments: Corporate, Internet and Retail.

The Corporate group is the holding company and oversees the operating of the other business units. The Corporate group also arranges financing for the entire organization. The Internet group provides Internet access to customers in Virginia, North Carolina,

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION, continued

Idaho, Washington, Utah, Nevada, Colorado, Arizona and Canadian areas. The Retail group operates a retail computer store in Lynchburg, Virginia, as well as, providing toner cartridge remanufacturing services in Lynchburg, Virginia.

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2006 and 2005:

	September 30, 2006
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$1,444,772	$19,113	$1,463,885
Operating Income (loss)	$(17,240)	$371,707	$(19,196)	$335,271
Depreciation and amortization	$-	$283,182	$471	$283,653
Interest expense	$-	$54,416	$-	$54,416
Intangible assets	$-	$3,445,718	$-	$3,445,718
Total assets	$-	$4,275,747	$108,565	$4,384,039

	September 30, 2005
	Corporate		Internet	Retail	Consolidated
Revenue		$-	$780,793	$37,615	$818,408
Operating Income (loss)		$(8,399)	$182,804	$(12,776)	$161,629
Depreciation and amortization	$		$147,346	$709	$148,055
Interest expense		$-	$49,471	$-	$49,471
Intangible assets		$-	$3,066,068	$-	$3,066,068
Total assets		$-	$3,596,700	$98,039	$3,694,739

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2006 and 2005:

	September 30, 2006
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$4,219,642	$66,795	$4,286,437
Operating Income (loss)	$(71,507)	$1,075,336	$(48,780)	$955,049
Depreciation and amortization	$-	$759,356	$1,412	$760,768
Interest expense	$-	$163,004	$-	$163,004
Intangible assets	$-	$3,445,718	$-	$3,445,718
Total assets	$-	$4,275,474	$108,565	$4,384,039

	September 30, 2005
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$2,281,068	$118,346	$2,399,414
Operating Income (loss)	$(51,523)	$536,024	$(10,478)	$474,023
Depreciation and amortization		$$346,973	$2,126	$349,099
Interest expense	$-	$147,585	$-	$147,585
Intangible assets	$-	$3,066,068	$-	$3,066,068
Total assets	$-	$3,596,700	$98,039	$3,694,739

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

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.

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

 SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156, but believes it will not have a material impact on its financial position or on the results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for the financial statements issued for the fiscal years beginning after November 15, 2007 and the interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for the fiscal years ending after December 15, 2008. The Company is currently evaluating the effect the adoption of SFAS No. 158, but believes it will not have a material impact on its financial position or on the results of operations.

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

Because the acquisition of Idacomm was consummated on September 16, 2005, there are no results of operations for these companies for the six months ended June 30, 2005 included in the accompanying September 30, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2005 and reflects the results of operations of the Company as if the acquisition of Idacomm had been effective January 1, 2005. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

2005
Net sales	$3,744,274
Gross profit	$2,727,404
Selling, general and administrative expenses	$1,895,428
Net income	$686,934
Basic income per share	$0.01

NetRover Inc.
Effective January 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of the acquisition of over 7,000 customers including dial-up and DSL Internet subscribers, web hosting and other business accounts. The total purchase price was $604,535 representing the fair value of the company, paid by a down payment of 2,000,000 shares of the Company’s common stock, with the balance represented by a non-interest bearing note payable by the Company to Idacomm, Inc. with the note due in full by a balloon payment on January 6, 2007.

The fair value of assets acquired is summarized as follows:

Customer list	$594,535
Non-compete agreement	10,000
Purchase price	$604,535

Because the acquisition of NetRover Inc. was consummated on January 1, 2006, there are no results of operations of these companies for the nine months ended September 30, 2005 included in the accompanying September 30, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2005 and reflects the results of operations of the Company as if the acquisition of NetRover Inc. had been effective January 1, 2005. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

2005
Net sales	$3,119,124
Gross profit	$2,205,218
Selling, general and administrative expenses	$1,690,661
Net income	$357,601
Basic income per share	$0.00

Prolynx
Effective March 16, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado-based Internet Service Provider. The acquisition further increases the company's dial-up and DSL Internet customer base by 700 in the Rocky Mountain region. The total purchase price was $90,000 representing the fair value of the net assets acquired paid in the form of the Company’s assumption of $90,000 in operating expenses accrued by Prolynx.

The fair value of assets acquired is summarized as follows:

Accounts receivable	$4,310
Fixed assets	5,500
Customer list	92,029
Non-compete agreement	5,000
Deferred revenue	(16,839)
Purchase price	$90,000

Because the acquisition of Prolynx was consummated on March 16, 2006, there are no results of operations of these companies for the nine months ended September 30, 2005 included in the accompanying September 30, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2005 and reflects the results of operations of the Company as if the acquisition of Prolynx had been effective January 1, 2005.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

2005
Net sales	$2,502,223
Gross profit	$1,853,307
Selling, general and administrative expenses	$1,334,582
Net income	$389,015
Basic income per share	$0.00

First Net

Effective July 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of First USA, Inc., an Ohio-based Internet Service Provider. The acquisition further increases the company's dial-up Internet customer base by 6,200 in the Ohio Valley region. The total purchase price was $725,000 representing the fair value of the assets acquired which consisted of a $250,000 cash payment at closing with the balance to be paid in six equal monthly payments beginning August 2006.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $590,810 as of September 30, 2006. Because the acquisition of First Net was consummated on July 1, 2006, there are no results of operations of these companies for the nine months ended September 30, 2005 included in the accompanying September 30, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2005 and reflects the results of operations of the Company as if the acquisition of First Net had been effective January 1, 2005.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2005
Net sales	$2,629,870
Gross profit	$1,930,546
Selling, general and administrative expenses	$1,363,114
Net income	$425,391
Basic income per share	$0.00

SITESTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - ACQUISITIONS, continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Domain name	$200,000
Accounts receivable	31,732
Customer list	564,425
Non-compete agreement	10,000
Deferred revenue	(231,815)
Purchase price	$574,342

NOTE 7 -- PROVISION FOR INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled. The difference between the basis of assets and liabilities for financial and income tax reporting are not material therefore, the provision for income taxes from operations consist of income taxes currently payable.

The nature of the timing difference generating the deferred tax asset, are the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset as of September 30, 2006 and September 30, 2005. The Company’s operations have generated federal, state income taxes payable which have been offset by the operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable profits to-date.

	2006	2005

Deferred tax assets	$3,521,550	$3,760,893
Less: valuation allowance	3,521,550	3,760,893
Totals	$-	$-

At September 30, 2006 and September 30, 2005, the Company had accumulated deficits of $11,738,500 and $12,536,311, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

There was no provision for income taxes for the nine months ended September 30, 2006 and September 30, 2005.

NOTE 8 - INTANGIBLE ASSETS

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

The Company's customer lists are being amortized over three and five years. Amortization expense for the customer lists was $706,183 and $274,989 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 7 - CONTINUATION OF THE COMPANY AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,586,801 as of September 30, 2006. That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period.

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

In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)	Increase revenue by acquiring customers in target markets at competitive prices;
b)	Up sell value-added products and services to existing customer base to maximize average revenue per customer (ARPU).
c)	Leverage economies of scale to reduce overall operating expenses;
d)	Maximize operational efficiency through the deployment of technology;
e)	Reduce supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods;

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

The Company’s ISP division consists of multiple sites of operation and services customers throughout the U.S. and Canada, with concentrations in customers in the Mid-Atlantic and Rocky Mountain regions in the U.S. and in Ontario, Canada. Sitestar products include narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless), and supports these products utilizing its own infrastructure and affiliations. Value-added services include web acceleration, spam and virus filtering as well as spyware protection.

The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Through its computer sales and service division, the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the Lynchburg, Virginia location.  The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service utilizes empty toner cartridges and remanufactures them to provide savings to customers over buying brand new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 while retaining the rights to the new product that automates certain functions of crisis centers throughout the nation.

Results of operations

The following tables show financial data for the nine months ended September 30, 2006 and 2005. Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2006 (unaudited)
	Corporate	Internet	Retail	Total
Revenue	$-	$4,219,642	$66,795	$4,286,437
Cost of revenue	-	1,149,436	62,888	1,212,324

Gross profit	-	3,070,206	3,907	3,074,113

Operating expenses	71,507	1,994,870	52,687	2,119,064
Income (loss) from operations	(71,507)	1,075,336	(48,780)	955,049
Other income (expense)	-	(157,238)	-	(157,238)

Net income (loss)	$(71,507)	$918,098	$(48,780)	$797,811

	For the nine months ended September 30, 2005 (unaudited)
	Corporate	Internet	Retail	Total
Revenue	$-	$2,281,068	$118,346	$2,399,414
Cost of revenue	-	575,413	68,103	643,516

Gross profit	-	1,705,655	50,243	1,755,898

Operating expenses	51,523	1,169,631	60,721	1,281,875
Income (loss) from operations	(51,523)	536,024	(10,478)	474,023
Other income (expense)	-	(129,690)	-	(129,690)
Net income (loss)	$(51,523)	$406,334	$(10,478)	$344,333

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2006 and 2005.

	For the nine months ended September 30, 2006
	Corporate	Internet	Retail	Total
EBITDA	$(71,507)	$1,840,458	$(47,368)	$1,721,583
Interest expense	-	(163,004)	-	(163,004)
Taxes	-	-	-	-
Depreciation	-	(53,173)	(1,412)	(54,585)
Amortization	-	(706,183)	-	(706,183)
Net income (loss)	$(71,507)	$918,098	$(48,780)	$797,811

	For the nine months ended September 30, 2005
	Corporate	Internet	Retail	Total
EBITDA	$(51,523)	$900,892	$(8,352)	$841,017
Interest expense	-	(147,585)	-	(147,585)
Taxes	-	-	-	-
Depreciation	-	(71,984)	(2,126)	(74,110)
Amortization	-	(274,989)	-	(274,989)
Net income (loss)	$(51,523)	$406,334	$(10,478)	$344,333

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005 (Unaudited)

REVENUE.  Revenue for the nine months ended September 30, 2006 increased by $1,887,023 or 78.7% from $2,399,414 for the nine months ended September 30, 2005 to $4,286,437 for the same period in 2006.  Internet sales increased $1,938,574 or 85.0% from $2,281,068 for the nine months ended September 30, 2005 to $4,219,642 for the same period in 2006. Internet sales increased due to the addition of Internet customers from the asset acquisitions of Idacomm, NetRover Inc., Prolynx and First Net. These acquisitions, for the nine months ended September 30, 2006, yielded approximately $2,398,000 in additional net revenues. Sitestar focuses on marketing and selling Internet access to second-tier markets where broadband is not prevalent. The Company’s strategy is to leverage operational economies of scale to provide dial-up service in these markets where it will continue to be the core method for connecting to the Internet. While Sitestar is currently adding customers through promotional marketing campaigns, this method for strong and sustainable growth is threatened by competition from nationally-known ISPs and discount dial-up providers as well as from the future introduction of broadband services. To increase the expansion of its dial-up base the Company is and plans to continue to acquire ISPs in these target markets. Offsetting this increase in Internet sales in part, retail sales decreased $51,551 or 43.6% for the nine months ended September 30, 2006 from $118,346 for the nine months ended September 30, 2005 to $66,795 for the same period in 2006.  Decreases in retail sales of new equipment reflect competition from on line and discount retail establishments and the change in focus of this division.  The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE. Costs of revenue for the nine months ended September 30, 2006 increased by $568,808 or 88.4% from $643,516 for the nine months ended September 30, 2005 to $1,212,324 for the same period in 2006. Internet cost of revenue increased $574,023 or 99.8% from $575,413 for the nine months ended September 30, 2005 to $1,149,436 for the same period in 2006.  This increase is primarily due to increases in the number of subscribers representing an increase of $704,953 for the nine months ended September 30, 2006.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 2006 increased $837,189 or 65.3% from $1,281,875 for the nine months ended September 30, 2005 to $2,119,064 for the same period in 2006.  Amortization increased $431,194 or 156.8% from $274,989 for the nine months ended September 30, 2005 to $706,183 for the same period in 2006.  This increase is due to the amortization of recent customer acquisitions.  Wages increased $279,929 or 106.3% from $263,293 for the nine months ended September 30, 2005 to $543,222 for the same period in 2006. This is primarily the results of employees acquired with the purchase of NetRover Inc. Corporate expenses of $70,602 for the nine months ended September 30, 2006 consisted primarily of professional fees.

Corporate expenses of $51,523 for the nine months ended September 30, 2005 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. from Servatus Development, LLC of $11,287 and $17,895 for the nine months ended September 30, 2006 and 2005 respectively.  This represents, per the Definitive Agreement, 20% of the gross revenue of Servatus Development, LLC for the nine months ended September 30, 2006 and 2005 respectively.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2006 increased by $15,419 or 10.5% from $147,585 for the nine months ended September 30, 2005 to $163,004 for the same period in 2006.  This increase is a result of financing the acquisitions of additional customers.

SEPTEMBER 30, 2006 (Unaudited) COMPARED TO DECEMBER 31, 2005 (Audited)

BALANCE SHEETS.   Net accounts receivable increased $27,461 or 19.1% from $143,917 on December 31, 2005 to $171,378 on September 30, 2006.  This increase is substantially due to the addition of the customer base from acquisitions. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which increased by $5,465 or 4.4% from $123,586 on December 31, 2005 to $129,317 on September 30, 2006. Accounts payable increased by $79,088 or 40.8% from $193,748 on December 31, 2005 to $272,836 on September 30, 2006.  Accrued expenses increased by $115,287 or 64.6% from $178,390 on December 31, 2005 to $293,677 on September 30, 2006.  The increase in current liabilities is a reflection of servicing the increased customer base. Deferred revenue increased by $344,924 or 107.3% from $321,555 on December 31, 2005 to $666,479 on September 30, 2006 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable, including notes payable to shareholders, decreased $530,626 or 44.1% from $1,202,068 on December 31, 2005 to $671,442 on September 30, 2006.  This is primarily a result of servicing the debt of the acquisitions of customers. This decrease in borrowing was offset in part by increases in long-term notes payable to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $137,152 and $36,047 at September 30, 2006 and at December 31, 2005, respectively. EBITDA was $1,721,583 for the nine months ended September 30, 2006 as compared to $841,017 for the same period in 2005.

	2006	2005
EBITDA for the nine months ended September 30,	$1,721,583	$841,017
Interest expense	(163,004)	(147,585)
Taxes	-	-
Depreciation	(54,585)	(74,110)
Amortization	(706,183)	(274,989)
Net income for the nine months ended September 30	$797,811	$344,333

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,586,801 as of September 30, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed. New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)	Increase revenue by acquiring customers in target markets at competitive prices;
b)	Up sell value-added products and services to existing customer base to maximize average revenue per customer (ARPU).
c)	Leverage economies of scale to reduce overall operating expenses;
d)	Maximize operational efficiency through the deployment of technology;
e)	Reduce supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods;

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

The aging of accounts receivable as of September 30, 2006 and December 31, 2005 is as shown:

	2006		2005
Current	$68,170	40%	$89,166	29%
30 < 60	54,499	32%	43,428	56%
60 +	48,709	28%	26,123	15%
Total	$171,378	100%	$158,717	100%

OFF BALANCE SHEET TRANSACTIONS

The Company is not a party to any off balance sheet transactions.

Forward-looking statements

This report contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. The Company assumes no obligation except as required by law to update the forward-looking statements contained in this report as a result of new information or future events or developments. These forward-looking statements generally can be identified by words such as “believes,” “expects,” “projects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “should” or other words or phrases of similar import. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including and without limitation, as found in the Company's reports filed with the Securities and Exchange Commission.

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

Item 3.    Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

SITESTAR CORPORATION

Date: November 14, 2006	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr. President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2006	By:	/s/ Daniel A. Judd
Daniel A. Judd Chief Financial Officer (Principal Financial Officer)