Form 10KSB
period 2006-12-31
SITESTAR CORP
filed 2007-04-02
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Revenue for the year ended December 31, 2006:  $5,597,330

The aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) is approximately $7,617,519 (based on the March 26, 2007 trade price of $0.12 per share).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

None

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development and acceptance of the Company’s business strategy and new applications for Sitestar Corporation's existing products. Readers are cautioned that, although the Company believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10-KSB.

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

The Company’s ISP division consists of multiple sites of operation and services customers throughout the U.S. and Canada, with concentrations in customers in the Mid-Atlantic, Ohio Valley and Rocky Mountain regions in the U.S. and in Ontario, Canada. Sitestar products include narrow band and broadband services, and supports these products utilizing its own infrastructure and affiliations. Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

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

Neocom is an ISP and web development company based in Martinsville, Virginia.  Neocom provides Internet access and other Internet services to its customers in the Southern Virginia area.  Neocom has since changed its name to Sitestar.net, Inc.

Effective November 22, 2000, the Company consummated the acquisition of FRE Enterprises, Inc., a Virginia corporation (doing business as “Lynchburg.net” and “Computers by Design”) in exchange for 16,583,980 shares of its common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, the Company issued 12,437,985 shares of its common stock and reserved 4,145,995 shares of its common stock that the Company had agreed to issue on the third anniversary of the acquisition based on certain contingencies related to potential unrecorded and unknown liabilities.  On the third anniversary, November 22, 2003, there were no contingencies that had not been satisfied and the shares were issued on that date. The Company used the market price of its common stock at the acquisition date to determine the acquisition price of $2,487,597.

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

On June 30, 2004 the Company acquired 100% of the Internet-related assets of Virginia Link Internet and Network Management, Inc., a Virginia corporation and ISP located in Galax, Virginia and Mt. Airy Networks, LLC, a North Carolina limited liability company, an ISP located in Mount Airy, North Carolina. The total purchase price was $226,314, representing the fair value of the assets acquired, less $50,000 for deferred revenues and less a 10% discount, for a purchase price of $176,314 which consisted of a non-interest bearing note payable over 30 months.

Effective August 31, 2004 the Company entered into a Definitive Agreement to sell the assets of Sitestar Applied Technologies (SAT), the software development division of the Company. Thomas Albanese, the former manager of the SAT division, purchased the assets. The new company is subsequently doing business as Servatus Development, LLC. (Servatus). The agreement consisted of Albanese surrendering 1,460,796 shares of the Company’s common stock and the Company receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management software system that was shortly thereafter completed. The Company provided office space, occupancy costs and Internet services for one year. The Company has recognized a gain from this transaction of $54,198 through the fourth quarter of 2006, representing the excess of the value of the common stock received and the shared revenue over the recorded basis of the assets sold.

Effective November 22, 2004, the Company entered into a Definitive Agreement acquiring the Internet related assets of Exchange Computers, Inc. and Exis.net, Inc. Both are Virginia corporations. The deal consisted of the acquisition of the dial-up customers, the related internet assets and non-compete agreements from the principal officers of the companies. The total purchase was $150,000, representing the fair value of the assets acquired, which consisted of $30,000 in cash at closing and a non-interest bearing promissory note of $120,000 that was paid over twelve months.

Effective September 16, 2005, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Idacomm, an Idaho corporation. The transaction consisted of the acquisition of the dial-up customers, the related Internet assets and non-compete agreements from company. The total purchase price was $1,698,430 representing the fair value of the assets acquired, less $112,735 for deferred revenues and less a 10% discount, for a net purchase price of $1,545,304 which consisted of a down payment of $250,000 with the balance was paid by a non-interest bearing note payable over 7 months. The transaction was accounted for by the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of tangible assets acquired was attributed to the customer list and non-compete agreement, which are being amortized over the estimated three-year life and contractual three-year life, respectively.  The value of the customer list was determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

Effective January 1, 2006, with a closing date of January 6, 2006, the Company entered into a Definitive Agreement acquiring the Common Stock of NetRover, Inc. a Canadian corporation. The Definitive Agreement consisted of the acquisition of all of the issued and outstanding shares of , Inc.’s stock and a non-compete agreement of the company. The total purchase price was $604,535 which represented the fair value of the stock acquired. The transaction also consisted of a non-interest bearing promissory note of $403,551 payable over twelve months, amortized over twenty four months with a balloon payment in the twelfth month and a down payment consisting of 2,000,000 shares of the Registrant’s common stock at Closing.

Effective March 16, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado-based Internet Service Provider. The acquisition further increases the Company's dial-up and DSL Internet customer base in the Rocky Mountain region. The total purchase price was $90,000 representing the fair value of the net assets acquired paid in the form of the Company’s assumption of $90,000 in operating expenses accrued by Prolynx.

Effective July 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of First USA, Inc., an Ohio-based Internet Service Provider. The acquisition establishes the company's dial-up Internet customer presence in the Ohio Valley region. The total purchase price was $725,000 representing the fair value of the assets acquired which consisted of a $250,000 cash payment at closing with the balance paid in six equal monthly payments beginning August 2006.

Effective January 31, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Magnolia Internet Services, an Arkansas-based Internet Service Provider. The acquisition establishes the Company's Internet the presence in Arkansas. The total purchase price was $113,812 representing the fair value of the assets acquired which consisted of a $12,000 cash payment at closing with the balance to be paid in twelve equal monthly payments beginning March 2007.

Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., a Wyoming-based Internet Service Provider. The acquisition further increases the company's dial-up Internet presence in the Rocky Mountain region. The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing with the balance to be paid in ninety days with a bank loan that is currently in place.

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

Increasing the Broadband Customer Base. The Company offers broadband within its regional and national footprint. The Company shall continue to expand its market footprint through partnerships. The Company markets Broadband Internet Access through its DSLNOW.COM website and through traditional sales channels.

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

Marketing Channels

The Company deploys a variety of marketing strategies and tactics to promote its products and services, including print, radio, TV, billboard, Web advertisement, direct mail, affiliate and referral programs. The Company’s portfolio of websites generates new business on a consistent and daily basis. In addition, the Company sells its products to customers who visit its retail store locations.  The Company’s indirect sales channel strategy consists of affiliates such as sales agents, as well as, companies that market and sell the Company’s services under their own brand. To date, the Company’s most effective sales lead generation has been through its customer referral program. To capture greater market share, the Company has utilizes the position of Vice President of Marketing and Business Development. Key initiatives include increasing affiliate relationships, partnering with leading national retailers and strategic acquisitions.

Competition

The Internet services market is extremely competitive and highly fragmented.  The Company faces competition from numerous types of ISPs, including other national ISPs, and anticipates that competition will only intensify in the future as the ISP industry consolidates and the market becomes further commoditized. The Company believes that the primary competitive factors in the Internet services market include:
☐ Pricing;
☐ Quality and breadth of products and services;
☐ Ease of use;
☐ Personal customer support and service; and
☐ Brand awareness.

The Company believes that it competes favorably based on these factors, particularly due to:
☐ National brand name;
☐ Highly responsive customer support and service;
☐ High reliability; and
☐ Competitive pricing.

The Company currently competes, or expects to compete, with the following types of companies:

☐	Local and regional ISPs and Computer Companies;
☐	National Internet Service Providers, such as, AOL Time Warner, MSN (Microsoft Network) and EarthLink;

☐	Local, regional and national broadband cable providers, such as Comcast Roadrunners and Cox Communications;
☐	Providers of Web hosting, co-location and other Internet-based business services;

☐	Computer hardware and other technology companies that provide Internet connectivity with their own or other products, including IBM and Microsoft;
☐	National telecommunication providers, such as Verizon, AT&T and Qwest;

☐	Regional Bell Operating Companies and local telephone companies;
☐	Providers of free or discount Internet service, including United Online;

☐	Terrestrial wireless and satellite providers, such as Hughes DIRECWAY; and
☐	Non-profit or educational ISPs.

The Company’s primary competitors include large companies that have substantially greater market presence, brand-name recognition and financial resources than the Company presently enjoys. Secondary competitors include local or regional ISPs that may benefit from relationships within a particular community.

The residential broadband Internet access market is fast-becoming dominated by cable companies, telecommunications companies and CLECs who respectively offer Internet connectivity through the use of cable modems or Digital Subscriber Line (DSL) programs that provide high speed Internet access using the existing copper wire telephone infrastructure. Other alternative service companies provide Internet connectivity via wirelesses terrestrial and satellite-based service technologies. These competitors enjoy the advantage of being able to leverage their existing relationships with customers to promote high-speed Internet services. In addition, they provide incentives for customers to purchase Internet access by offering discounts for bundled service offerings. While the Company is a reseller of DSL services, its profit margin is influenced by the aforementioned threats. Thus, should the Company be unable to provide technologically competitive service in the marketplace or compete with companies bundling Internet service with their products, its revenues and profit margins may decline.

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

Employees

As of March 26, 2006, the Company employed twenty four full-time individuals.  Of these, the Company has three in management, one in sales and marketing, five in administration, and fifteen technicians.  The Company also employed three part-time individuals.  Of these, the Company has two technicians and one in management. The Company’s employees are not unionized, and it considers its relations with its employees to be favorable.

Available Information

Sitestar Corporation files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act.  The public may read and copy any materials that Sitestar files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Sitestar, that file electronically with the SEC.  The public can obtain any documents that Sitestar files with the SEC at http://www.sec.gov.

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

The Company leases a 7,200 square feet office facility in Lynchburg, Virginia which serves as its corporate office.  Here the Company handles the executive, marketing, corporate accounting functions, customer service, technical support, and billing and houses Internet equipment. In addition, the Company markets local Internet service under the Lynchburg.net and SurfWithUs.net, sells computer hardware and services under the name Computers by Design and remanufactures toner and ink cartridges under the name CBD Toner Recharge at this location. This facility has an annual rent of $46,200. The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Frank R. Erhartic, Jr. a Company Director and Officer and this lease expires on November 1, 2008.

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

The Company leases a 950 square foot office facility in Virginia Beach, Virginia where it sells computer hardware and services and sells Internet services under the name of Sitestar Exis.net. The Company also houses Internet equipment there to serve its customers in the Virginia Beach, Virginia area. This facility has an annual rent of $7,600 and is located at 333 Office Square Lane, Suite 103, Virginia Beach, VA 23462 and is leased from Kempsville Commons on a month-to-month lease.

The Company leases a 2,000 square foot office facility in Chatham, Ontario where it sells Internet services under the name of NetRover. The Company also houses Internet equipment there to serve its customers in Canada. This facility has an annual rent of $18,000 Canadian or approximately $15,500 in US dollars. The facility is located at 48 Fifth Street, Chatham, Ontario N7M 4V8 and is leased from Duff Enterprises on a two year lease.

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

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing March 31, 2005:

	High	Low
2005
For the quarter ended March 31, 2005	$0.04	$0.03
For the quarter ended June 30, 2005	$0.03	$0.03
For the quarter ended September 30, 2005	$0.06	$0.05
For the quarter ended December 31, 2005	$0.06	$0.06
2006
For the quarter ended March 31, 2006	$0.11	$0.10
For the quarter ended June 30, 2006	$0.07	$0.06
For the quarter ended September 30, 2006	$0.07	$0.07
For the quarter ended December 31, 2006	$0.07	$0.07

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.12 on March 26, 2007.  As of March 26, 2006 the Company had 120 shareholders of record.  Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued 2,050,000 shares of its common stock in connection with the purchase of NetRover Inc. effective January 1, 2006 as reflected in the Form 8-K filed with the Securities and Exchange Commission dated January 6, 2006. The Company is currently reacquiring 2,000,000 of these shares to be placed in treasury.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

The following chart provides information regarding purchases of Company equities by the Company and affiliated purchasers over the last year:

PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 31, 2006	2,000,000	$0.10

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2006 and December 31, 2005 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The Company’s ISP division consists of multiple sites of operation and services customers throughout the U.S. and Canada, with concentrations in customers in the Mid-Atlantic, Ohio Valley and Rocky Mountain regions in the U.S. and in Ontario, Canada. Sitestar products include narrow-band and broadband services, and supports these products utilizing its own infrastructure and affiliations. Value-added services include web acceleration, spam and virus filtering as well as spyware protection.

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

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2006 and 2005.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2006
	Corporate	Internet	Retail	Total
Revenue	$—	$5,510,324	$87,006	$5,597,330
Cost of revenue	—	1,504,519	97,661	1,602,180
Gross profit	—	4,005,805	(10,655)	3,995,150
Operating expenses	77,616	2,669,189	68,668	2,815,473
Income (loss) from operations	(77,616)	1,336,616	(79,323)	1,179,677
Other income (expense)	—	(187,292)	—	(187,292)
Net income (loss)	$(77,616)	$1,149,324	$(79,323)	$992,385

	For the year ended December 31, 2005
	Corporate	Internet	Retail	Total
Revenue	$—	$3,527,148	$152,834	$3,679,982
Cost of revenue	—	974,547	77,911	1,052,458
Gross profit	—	2,552,601	74,923	2,627,524
Operating expenses	60,721	1,655,859	83,552	1,800,132
Income (loss) from operations	(60,721)	896,742	(8,629)	827,392
Other income (expense)	—	(187,278)	—	(187,278)
Net income (loss)	$(60,721)	$709,464	$(8,629)	$640,114

EBITDA (earnings before interest, taxes, depreciation and amortization) consists of revenue less cost of revenue and operating expense.  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of the Company’s operating results and is not intended to represent cash flows or results of operations in accordance with Generally Accepted Accounting Principals (GAAP) for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. See the Liquidity and Capital Resource section for further discussion of cash generated from operations.

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2006 and 2005.

	For the year ended December 31, 2006
	Corporate	Internet	Retail	Total
EBITDA	$(77,616)	$2,398,977	$(77,440)	$2,243,921
Interest expense	-	(206,854)	-	(206,854)
Taxes	-	-	-	-
Depreciation	-	(69,804)	(1,883)	(71,687)
Amortization	-	(972,995)	-	(972,995)
Net income (loss)	$(77,616)	$1,149,324	$(79,323)	$992,385

	For the year ended December 31, 2005
	Corporate	Internet	Retail	Total
EBITDA	$(60,721)	$1,485,833	$(5,795)	$1,419,317
Interest expense	-	(209,056)	-	(209,056)
Taxes	-	-	-	-
Depreciation	-	(101,985)	(2,834)	(104,819)
Amortization	-	(465,328)	-	(465,328)
Net income (loss)	$(60,721)	$709,464	$(8,629)	$640,114

YEAR ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

REVENUE. Revenue for the year ended December 31, 2006 increased by $1,917,348 or 52.1% from $3,679,982 for the year ended December 31, 2005 to $5,597,330 for the same period in 2006.  Internet sales increased $1,983,173 or 56.2% from $3,527,148 for the year ended December 31, 2005 to $5,510,324 for the same period in 2006.  Internet sales increased due to the acquisition of dial—up customers.  While the Company continues to sign up new customers, the trend is moving towards growth in broadband internet connections resulting in the impairment of dial-up customers.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of Internet Service Providers, folding them into operations to provide future revenues. These new acquisitions, for the year ended December 31, 2006, yielded approximately $1,477,000 in additional net revenues. The Company also plans to market more aggressively on a national level utilizing scalable tactics and targeting a much larger Internet customer base. Retail sales decreased by $65,828 or 43.1% from $152,834 for the year ended December 31, 2005 to $87,006 for the same period ended in 2006. Decreases in retail sales of new hardware reflect competition from large retail establishments and the change in focus of this division. The Company is focusing more on providing professional computer service and repair which carries lower volume of revenue but a higher profit margin.

COST OF REVENUE. Costs of revenue for the year ended December 31, 2006 increased by $549,722 or 52.2% from $1,052,458 for the year ended December 31, 2005 to $1,602,180 for the same period in 2006. Internet cost of revenue increased $529,972 or 54.4% from $974,547 for the year ended December 31, 2005 to $1,504,519 for the same period in 2006.  The increase is due primarily to providing services to recent customers acquired. Telecommunication expenses increased by $580,725 or 80.0% from $725,563 for the year ended December 31, 2005 to $1,306,287 for the same period in 2006. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies.   Retail cost of revenue increased $19,750 or 25.3% from $77,911 for the year ended December 31, 2005 to $97,661 for the same period in 2006.  The primary reason for the increase is a lower level of retail sales of new hardware and the liquidation of slower moving inventory.

OPERATING EXPENSES.    Selling, general and administrative expenses increased $1,015,341 or 56.4% from $1,800,132 for the year ended December 31, 2005 to $2,815,473 for the same period in 2006.  This is due primarily to an increase in amortization expense and wages. Amortization expense increased $507,667 or 109.1% from $465,328 for the year ended December 31, 2005 to $972,995 for the same period in 2006. Wages increased $357,656 or 106.0% from $337,484 for the year ended December 31, 2005 to $695,140 for the same period in 2006.  These increases are directly related to servicing recently acquired customers. Operating expenses for the year ended December 31, 2006 increased by $1,066,845 or 59.3% from $1,800,132 for the year ended December 31, 2005 to $2,866,977 for the same period in 2006. The difference in selling, general and administrative expenses is due to the write down of intangible assets for the year ended December 31, 2006 of $51,504 related to customer list impairment.

Corporate expenses of $77,616 for the year ended December 31, 2006 consisted of professional fees of $70,779 and other expenses of $6,837. Corporate expenses of $60,721 for the year ended December 31, 2005 consisted of professional fees of $56,039 and other expenses of $4,682.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2006 decreased by $2,202 or 1.1% from $209,056 for the year ended December 31, 2005 to $206,854 for the same period in 2006.  This decrease was a result of an average lower level of borrowing and more favorable interest rates.

BALANCE SHEET.   Net accounts receivable increased $26,709 or 18.6% from $143,917 on December 31, 2005 to $170,626 on the same date in 2006.  This increase is substantially due to the addition of the customer base from recent acquisitions. Inventory decreased $4,000 or 3.2% from $123,586 on December 31, 2005 to $119,586 on December 31 2006.  This decrease is primarily a result of consuming inventory used in repairs services and the liquidation of slower moving items. The retail sales are focusing more on providing technical and repair services to customers as opposed to selling new hardware with lower profit margins.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale. Accounts payable decreased by $87,934 or 45.4% from $193,748 on December 31, 2005 to $105,814 for the same period in 2006. Accrued expenses increased by $247,826 or 138.9% from $178,390 on December 31, 2005 to $426,216 on December 31, 2006.  This net increase of $247,826 or 138.9% is primarily the result of the purchase of treasury shares of $125,000.  Deferred revenue increased by $267,211 or 83.1% from $321,555 on December 31, 2005 to $588,766 on December 31, 2006 representing primarily new customers that have prepaid for services on December 31, 2006. Total notes payable, including notes payable to shareholders, decreased $716,401 or 37.2% from $1,927,435 on December 31, 2005 to $1,211,034 on December 31, 2006.  This is a primarily result of servicing debt associated with financing acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $129,453 and $36,047 at December 31, 2006 and at December 31, 2005, respectively. EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) was $2,243,921 for the year ended December 31, 2006 as compared to $1,419,317 for the year ended December 31, 2005.

	2006	2005
EBITDA for the year ended December 31,	$2,243,921	$1,419,317
Interest expense	(206,854)	(209,056)
Taxes	-	-
Depreciation	(71,687)	(104,819)
Amortization	(972,995)	(465,328)
Net income for the year ended December 31,	$992,385	$640,114

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,130,016 as of December 31, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. Sitestar Corporation should not have the need to raise any additional material funds for working capital. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable, though not exclusive method of financing for similar acquisitions in the near future.

In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:
a)	Increase revenue by acquiring customers in target markets at competitive prices;
b)	Up sell value-added products and services to existing customer base to maximize average revenue per customer (ARPU).
c)	Leverage economies of scale to reduce overall operating expenses;
d)	Maximize operational efficiency through the deployment of technology;
e)	Reduce supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods.

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

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the company’s highest exposure to collection risk. To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to speed up the collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The balance in the Current category increased from 43.2% to 51.2% of total accounts receivable from December 31, 2005 to December 31, 2006.  The balance in the 30+ day category decreased from 33.1% to 26.1% of total accounts receivable from December 31, 2005 to December 31, 2006.  The balance in the 60+ day category decreased from 23.7% to 22.7% of total accounts receivable from December 31, 2005 to December 31, 2006.

The aging of accounts receivable as of December 31, 2006 and 2005 is as shown:

	2006		2005
Current	$87,399	51.2%	$62,096	43.2%
30 +	44,574	26.1%	47,670	33.1%
60 +	38,653	22.7%	34,151	23.7%
90 +	-	-%	-	-%
Total	$170,626	100.0%	$143,917	100.0%

Forward-looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company’s ability to expand its customer base, make strategic acquisitions, general market conditions, competition and pricing.  Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

ITEM 7.  FINANCIAL STATEMENTS

INDEX
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	20

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2006 and 2005	21-22

Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005	23

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006 and 2005	24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	25

Notes to Consolidated Financial Statements	26-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SiteStar Corporation
7109 Timberlake Road, Suite 201
Lynchburg, VA 24502

We have audited the accompanying consolidated balance sheets of SiteStar Corporation, (the “Company”) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SiteStar Corporation, as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had negative net working capital of $1,130,016. Unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

March 24, 2007

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

ASSETS

CURRENT ASSETS	2006	2005
Cash and cash equivalents	$129,453	$36,047
Accounts receivable, net of allowance of $15,695 and $13,834 as of December 31, 2006 and December 31, 2005 respectively	170,626	143,917
Prepaid expenses	23,676	-
Total current assets	323,755	179,964
PROPERTY AND EQUIPMENT, net	274,269	311,781
CUSTOMER LIST, net of accumulated amortization of $3,716,215 and $2,765,104 as of December 31, 2006 and December 31, 2005 respectively	1,721,233	1,421,170
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	437,197	289,586

TOTAL ASSETS	$4,045,013	$3,491,060

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2006	2005
Accounts payable	$105,814	$193,748
Accrued expenses	426,216	178,390
Deferred revenue	588,766	321,555
Notes payable, current portion	286,114	959,344
Note payable - stockholders, current portion	46,861	242,724
Total current liabilities	1,453,771	1,895,761

NOTES PAYABLE, less current portion	63,113	74,847
NOTES PAYABLE - STOCKHOLDERS, less current portion	814,946	650,520

TOTAL LIABILITIES	2,331,830	2,621,128

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares authorized, 86,063,305 and 86,013,305 shares issued and outstanding on December 31, 2006 and December 31, 2005 respectively	88,063	86,013
Additional paid-in capital	13,651,157	13,450,207
Treasury Stock, $0.001 par value, 8,218,305 and 6,218,305 common shares on December 31, 2006 and December 31, 2005 respectively	(329,977)	(129,977)
Accumulated deficit	(11,696,060)	(12,536,311)
Total stockholders' equity	1,713,183	869,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,045,013	$3,491,060

 The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUE
Internet service revenue	$5,510,324	$3,527,148
Retail revenue	87,006	152,834
TOTAL REVENUE	5,597,330	3,679,982

COST OF REVENUE
Cost of Internet service revenue	1,504,519	974,547
Cost of retail revenue	97,661	77,911
TOTAL COST OF REVENUE	1,602,180	1,052,458

GROSS PROFIT	3,995,150	2,627,524

OPERATING EXPENSES
Selling, general and administrative expenses	2,763,969	1,800,132
Write-down of customer list	51,504	-
TOTAL OPERATING EXPENSES	2,815,473	1,800,132

INCOME FROM OPERATIONS	1,179,677	827,392

OTHER INCOME (EXPENSES)
Gain on disposal of assets	19,562	21,778
Interest expense	(206,854)	(209,056)
TOTAL OTHER INCOME (EXPENSES)	(187,292)	(187,278)

INCOME BEFORE INCOME TAXES	992,385	640,114

INCOME TAXES	-	-

NET INCOME	$992,385	$640,114

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	88,050,778	83,481,798

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balances at December 31, 2004	82,013,305	$82,013	$13,334,207	$(129,977)	$(13,176,425)	$109,818)
Issuance of shares per Debt Conversion Agreement	4,000,000	4,000	116,000	-	-	120,000
Net income	-	-	-	-	640,114	640,114
Balance at December 31, 2005	86,013,305	86,013	13,450,207	(129,977)	(12,536,311)	869,932)
Issuance of shares for acquisition	2,050,000	2,050	200,950	-	-	203,000
Repurchase shares issued for acquisition	-	-	-	(200,000)	-	(200,000)
Purchase of	-	-	-	-	(152,134)	(152,134)
Net income	-	-	-	-	992,385	992,385
Balance at December 31, 2006	88,063,305	$88,063	$13,651,157	$(329,977)	$(11,696,060)	$1,713,183

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$992,385	$640,114
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization expense	1,096,186	570,147
Bad debt expense	1,860	1,842
(Increase) decrease in accounts receivable	(28,569)	60,581
(Increase) decrease in prepaid expenses	(23,676)	-
Increase (decrease) in accounts payable	25,630	(69,489
Increase (decrease) in accrued expenses	134,262	42,076
Increase (decrease) in deferred revenue	267,211	95,245
Net cash provided by operating activities	2,465,289	1,340,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,175)	(7,315)
Purchase of customer list	(1,251,173)	(250,000)
(Purchase) sale of assets held for resale	4,000	(17,198)
Purchase of subsidiary	(152,134)	-
Purchase of domain name for resale	(200,000)	-
Purchase of non-competition agreements	(25,000)	-
Net cash used in investing activities	(1,655,482)	(274,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	136,287	385,000
Net proceeds from notes payable	887,488	-
Repayment of convertible debentures	-	(259,734)
Repayment of notes payable	(1,572,452)	(1,006,029)
Repayment of notes payable - stockholders	(167,724)	(197,726)
Net cash used in financing activities	(716,401)	(1,078,489)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,406	(12,486)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	36,047	48,533
CASH AND CASH EQUIVALENTS - END OF YEAR	$129,453	$36,047

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2006 and 2005, the Company paid no income taxes and paid interest of approximately $207,000 and $209,000, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2005 the Company issued 4,000,000 shares of common stock in accordance with a Debt Conversion Agreement. During the year ended December 31, 2006 the Company issued 2,050,000 shares of common stock in connection with the acquisition of Inc. and subsequently repurchased 2,000,000 shares and placed them in treasury.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
Sitestar Corporation (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., and prior to that, was formerly known as Holland American International Specialties (“HAIS”)), (the “Company”), began operations on June 1, 1997, under a partnership agreement, and was incorporated in California on November 4, 1997.  On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.” The Company was in the international specialty foods distribution business.  In 1999, through the acquisition of two Internet Service Providers, the Company changed its focus from a food distribution company to an Internet holding company.  The operations of the Company's Internet subsidiaries are located primarily in Mid-Atlantic, Ohio Valley and Rocky Mountain regions in the U.S. and in Ontario, Canada, and the corporate office is located in Lynchburg, Virginia.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,130,016 as of December 31, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. Sitestar Corporation should not have the need to raise any additional material funds for operating expenses; however, as stated elsewhere in this filing, growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is the Company’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)	Increase revenue by acquiring customers in target markets at competitive prices;
b)	Up sell value-added products and services to existing customer base to maximize average revenue per customer (ARPU);
   c)  Leverage economies of scale to reduce overall operating expenses;
   d)  Maximize operational efficiency through the deployment of technology;
   e)  Reduce supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including:  Sitestar.net, Inc. (formerly know as Neocom Microspecialists, Inc.), FRE Enterprises, Inc., Advanced Internet Services, Inc. and NetRover Inc.  All intercompany accounts and transactions have been eliminated.

Use of Estimates
The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations

section discusses its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this report.

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

For the years ended December 31, 2006 and 2005, bad debt expense was $435,506 and $465,996 respectively. As of December 31, 2006 and 2005, accounts receivable consists of the following:

	2006	2005
Gross accounts receivable	$186,321	$157,751
Less allowance for doubtful accounts	(15,695)	(13,834)
	$170,626	$143,917

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

The Company's customer lists are being amortized over three years.  Amortization expense for the customer lists was $951,111 and $429,538 for the years ended December 31, 2006 and 2005, respectively. Amortization of customer lists for the years ended December 31, 2007, 2008 and 2009 is expected to be $938,929, $716,762 and $65,542, respectively.  In accordance with SFAS No. 142, amortization of goodwill ceased effective January 1, 2002.  For the year ended December 31, 2006 there was no impairment of goodwill.

The changes in goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Goodwill, at beginning of year	$1,288,559	$1,122,719
Goodwill recognized with issuance of shares of stock	-	165,840
Goodwill, at end of year	$1,288,559	$1,288,559

Inventory
Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in - first out basis) or market. Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale. The retail operations of Sitestar Corporation, Computers by Design, has changed the focus of generating revenue from building new equipment to providing professional services, repairing and maintaining customers’ systems. This shift in direction, precipitated by eroding profit margins resulting from intense competition, has slowed inventory turns of hardware used in building equipment for resale. While inventory maintains a marketable value, it is integrated into sales at a reduced rate as repairs to equipment as opposed to becoming a component in a constructed system. Consumers will reasonably continue to use the technology level of equipment represented by Sitestar Corporation’s inventory and therefore, will continue for the near future to be required components in the repair and maintenance of their systems. It is for these reasons that inventory was reclassified from current assets to other assets held for resale to more properly reflect its use. Inventory was valued on December 31, 2006 and 2005 at $119,586 and $123,586 respectively.

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

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2006 and 2005 were approximately $76,000 and $90,000, respectively.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. EITF Issue No. 06-2 is effective for the Company for all financial statements after December 31, 2006. The Company is currently assessing the impact of the adoption of EITF Issue No. 06-2 on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which provides a definition of fair value establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for the financial statements issued for the fiscal years beginning after
November 15, 2007 and the interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the over funded or under funded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for the fiscal years ending after December 15, 2008. The Company is currently evaluating the effect the adoption of FAS No. 158, but believes it will not have a material impact on its financial position or on the results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard.

NOTE 2 - ACQUISITIONS

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

Because the acquisition of Idacomm was consummated on September 16, 2005, there are no results of operations for these companies for the six months ended June 30, 2005 included in the accompanying December 31, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2005 and reflects the results of operations of the Company as if the acquisition of Idacomm had been effective January 1, 2005. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2005
Net sales	$3,744,274
Gross profit	$2,727,404
Selling, general and administrative expenses	$1,895,428
Net income	$686,934
Basic income per share	$0.01

NetRover Inc.
Effective January 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of the acquisition of customers including dial-up and DSL Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, paid by a down payment of 2,000,000 shares of the Company’s common stock, with the balance represented by a non-interest bearing note payable by the Company to Isomedia, Inc. with the note paid in full by a balloon payment on January 6, 2007.

The fair value of assets acquired is summarized as follows:

Customer list	$594,535
Non-compete agreement	10,000
Purchase price	$604,535

Because the acquisition of NetRover Inc. was consummated on January 1, 2006, there are no results of operations of this company for the year ended December 31, 2005 included in the accompanying December 31, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2005 and reflects the results of operations of the Company as if the acquisition of NetRover Inc. had been effective January 1, 2005. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2005
Net sales	$4,581,354
Gross profit	$3,157,000
Selling, general and administrative expenses	$2,325,277
Net income	$621,374
Basic income per share	$0.01

Prolynx
Effective March 16, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado-based Internet Service Provider. The acquisition further increases the company's dial-up and DSL Internet customer base in the Rocky Mountain region. The total purchase price was $90,000 representing the fair value of the net assets acquired paid in the form of the Company’s assumption of $90,000 in operating expenses accrued by Prolynx.

The fair value of assets acquired is summarized as follows:

Accounts receivable	$4,310
Fixed assets	5,500
Customer list	92,029
Non-compete agreement	5,000
Deferred revenue	(16,839)
Purchase price	$90,000

Because the acquisition of Prolynx was consummated on March 16, 2006, there are no results of operations of this company for the year ended December 31, 2005 included in the accompanying December 31, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2005 and reflects the results of operations of the Company as if the acquisition of Prolynx had been effective January 1, 2005.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2005
Net sales	$3,815,049
Gross profit	$2,757,191
Selling, general and administrative expenses	$1,871,485
Net income	$698,408
Basic income per share	$0.01

First Net
Effective July 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of First Net, an Ohio-based Internet Service Provider. The acquisition establishes the Company's Internet presence in the Ohio Valley region. The total purchase price was $725,000 representing the fair value of the assets acquired which consisted of a $250,000 cash payment at closing with the balance to be paid in six equal monthly payments beginning August 2006.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $590,810 as of September 30, 2006. Because the acquisition of First Net was consummated on July 1, 2006, there are no results of operations of these companies for the year ended December 31, 2005 included in the accompanying December 31, 2006 and 2005 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2005 and reflects the results of operations of the Company as if the acquisition of First Net had been effective January 1, 2005.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2005
Net sales	$4,120,083
Gross profit	$2,961,816
Selling, general and administrative expenses	$1,972,355
Net income	$781,635
Basic income per share	$0.01

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Domain name	$200,000
Accounts receivable	31,732
Customer list	564,425
Non-compete agreement	10,000
Deferred revenue	(231,815)
Purchase price	$574,342

Magnolia Internet Services
Effective February 1, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Magnolia Internet Services, Inc., an Arkansas-based Internet Service Provider. The acquisition establishes the Company's Internet presence in Arkansas. The total purchase price was $113,812 representing the fair value of the assets acquired which consisted of a $12,000 cash payment at closing with the balance to be paid in eleven equal monthly payments beginning March 2007.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $108,470 as of March 30, 2007. Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are no results of operations of this company for the years ended December 31, 2005 and December 31, 2006 included in the accompanying December 31, 2006 and 2005 consolidated financial statements.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	93,992
Non-compete agreement	10,000
Equipment	10,000
Deferred revenue	(5,522)
Purchase price	$108,470

OW Holdings, Inc.
Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., a Wyoming-based Internet Service Provider. The acquisition further increases the Company's Internet presence in the Rocky Mountain region. The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing with the balance to be paid in ninety days.

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are no results of operations of this company for the years ended December 31, 2005 and December 31, 2006 included in the accompanying December 31, 2006 and 2005 consolidated financial statements. Because the consummation of the Internet assets of OW Holdings was on February 28, 2007, the valuation allocations of the purchase price are pending continuing due diligence to establish the respective values.

NOTE 3 - SALE OF ASSETS

Sitestar Applied Technologies, Inc.
Effective August 31, 2004, the Company entered into a Definitive Agreement selling the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar.  Thomas Albanese, the former manager of the SAT division, purchased the assets.  The new company is now doing business as Servatus Development, LLC (Servatus).  The agreement consists of Albanese surrendering 1,460,796 shares of Sitestar stock and Sitestar receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management system.  Sitestar provided office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $14,714 in the current reporting period, representing the excess of the shared revenue received over the recorded basis of the assets sold.

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2006 and December 31, 2005 consisted of the following:

	2006	2005
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	9,500	9,500
Computer equipment	1,108,028	633,753
Furniture and fixtures	59,862	42,909
	1,400,756	909,528
Less accumulated depreciation	(1,126,487)	(597,747)
	$274,269	$311,781

Depreciation expense was $71,687 and $104,819 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 consist of the following:
	2006	2005
Bank note payable in monthly interest and principal payments of $2,215 and due on August 6, 2005. Interest is payable at an annual rate of 6.25%. The note is secured by inventory, equipment and accounts receivable of Advanced Internet Services, Inc. This note was refinanced March 18, 2004 with monthly principal payments of $2,952 plus interest at prime plus .5% (8.75% and 6.75% as of December 31, 2005).	$-	$8,855

Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% and 12.75% as of December 31, 2006 and 2005 respectively). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	74,573	86,007

Bank note payable in monthly interest and principal payments of $2,400 and due November 2008.  Interest is payable at an annual rate of prime plus 1.5% (6.75% as of December 31, 2004).  The note was secured by a deed of trust against personal residences of three stockholders and the Company’s building.  Also, the bank has a blanket lien against all other current and future assets of Sitestar.net. This note was refinanced on February 9, 2004 into a line of credit due on February 1, 2005 with a principal limit of $165,000 and daily deposit account sweeps. On February 1, 2005, February 1, 2006 the note was renewed for another year. Interest is payable at an annual rate of prime plus .75% (9.0% and 8.0% as of December 31, 2006 and 2005 respectively). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company.
	57,362	43,158

Non-interest bearing amount due on acquisition of Virginia Link Internet and Network Management, Inc. and Mount Airy Networks, LLC payable in thirty monthly installments of $6,667.	-	75,830

Non-interest bearing amount due on acquisition of NetRover Inc. payable in eleven monthly installments of $16,856 with a balloon payment paid in January 2007 of $217,292.	217,292	-

Non-interest bearing note due on acquisition of Idacomm’s customer base payable in seven monthly installments of $250,000.	-	820,341

	349,227	1,034,191

Less current portion	(286,114)	(959,344)

Long-term portion	$63,113	$74,847

The future principal maturities of these notes are as follows:

Year ending December 31, 2007	$286,114
Year ending December 31, 2008	11,460
Year ending December 31, 2009	11,460
Year ending December 31, 2010	11,460
Year ending December 31, 2011	11,460
Thereafter	17,273
Total	$349,227

NOTE 6 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2006 and 2005 consist of the following:

	2006	2005
Note payable to officer and stockholder on a line of credit of $750,000 at 10% interest. The accrued interest and principal are due on December 31, 2008.	$663,242	$603,659

Note payable to stockholder assumed in connection with the acquisition of Sitestar.net. The note was payable upon demand and bore interest at 9.0% per annum. In February 2004 the terms were changed to 36 monthly installments at 5.5%.	-	15,909

Note payable to stockholders issued as part of the Purchase price of Advanced Internet Services, Inc. The note is to be repaid in 24 quarterly installments of $51,078 beginning in September 2001 and is non-interest bearing. The imputed interest rate for this note is 36%.	46,861	198,676

Note payable to stockholder. The note is payable on October 13, 2008 and bears interest at 8.0%.	96,720	25,000

Note payable to stockholder. The note is payable on October 13, 2008 and bears interest at 8.0%.	54,984	50,000
	861,807	893,244

Less current portion	(46,861)	(242,724)

Long-term portion	$814,946	$650,520

The future principal maturities of these notes are as follows:

Year ending December 31, 2007	$46,861
Year ending December 31, 2008	814,946
Year ending December 31, 2009	-
Year ending December 31, 2010	-
Year ending December 31, 2011	-
Total	$861,807

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2006 and 2005 was $97,775 and $74,277, respectively.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2007	$73,449
2008	15,444
Total	$88,893

Litigation

None

NOTE 8 - STOCKHOLDERS' EQUITY

Classes of Shares
The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock
Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2006, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock
During the year ended December 31, 2005 the Company issued 4,000,000 shares of common stock in accordance with a Debt Conversion Agreement. During the year ended December 31, 2006 the Company issued 2,050,000 shares of common stock in connection with the acquisition of Inc. and subsequently repurchased 2,000,000 shares and placed them in treasury.

NOTE 9 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2006 and 2004 is as follows:

	2006	2005
Federal income tax rate	34.0%	34.0%
Effect of net operating loss	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2006 and 2004 are as follows:

	2006	2005
Accounts receivable	$4,000	$4,000
Intangible assets	1,747,000	1,747,000
Loss carry forwards	1,298,000	1,298,000
Less valuation allowance	(3,049,000)	(3,049,000)
	$-	$-

At December 31, 2006, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards of approximately $1,300,000 expire starting in 2012.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2008.  For the years ended December 31, 2006 and 2005, the Company paid this stockholder $46,200 and $46,200, respectively, for rent on this office building.

NOTE 11 - SEGMENT INFORMATION

The Company has three business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into three reportable segments: Corporate, Internet and Retail.  The Corporate group is the holding company and oversees the operating of the other business units.  The Corporate group also arranges financing for the entire organization.  The Internet group provides Internet access to customers throughout the U.S. and Canada, with concentrations in customers in the Mid-Atlantic, Ohio Valley and Rocky Mountain regions in the U.S. and in Ontario, Canada.  The Retail group operates a retail computer store in Lynchburg, Virginia, as well as, providing toner cartridge remanufacturing services in Lynchburg, Virginia.

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2006 and 2005:

	December 31, 2006
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$5,510,324	$87,006	$5,597,330
Operating income (loss)	$(77,616)	$1,336,616	$(79,323)	$1,179,677
Depreciation and amortization	$-	$1,042,799	$1,883	$1,044,682
Interest expense	$-	$(206,854)	$-	$(206,854)
Goodwill	$-	$1,288,559	$-	$1,288,559
Identifiable assets	$-	$4,284,998	$99,041	$4,384,039

	December 31, 2005
	Corporate	Internet	Retail	Consolidated
Revenue	$-	$3,527,148	$152,834	$3,679,982
Operating income (loss)	$(60,721)	$896,742	$(8,629)	$827,392
Depreciation and amortization	$-	$567,313	$2,834	$570,147
Interest expense	$-	$(209,056)	$-	$(209,056)
Goodwill	$-	$1,288,559	$-	$1,288,559
Identifiable assets	$-	$3,381,529	$109,531	$3,491,060

NOTE 12 - SUBSEQUENT EVENTS

Effective February 1, 2007, the Company entered into a Definitive Agreement acquiring the Internet based assets of Magnolia Internet Services an Arkansas corporation. The Definitive Agreement consisted of the acquisition of the Internet related assets and a non-compete agreement of the company. Effective February 28, 2007, the Company entered into a Definitive Agreement acquiring the Internet based assets of OW Holdings, Inc. a Wyoming corporation. The Definitive Agreement consisted of the acquisition of the Internet related assets and a non-compete agreement of the company.

NOTE 13 - CONTINUATION OF THE COMPANY AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,130,016 as of December 31, 2006.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)  Increase revenue through mergers and acquisitions and aggressive marketing of Internet services in a nationwide campaign;
b) Continue to cut costs by securing more favorable telecommunications rates;
c) Continue to cut operating expenses in payroll and related expenses; and
d) Offering new products to reduce the impairment of intangible assets and expand the Company’s markets

ITEM 8A.  CONTROLS AND PROCEDURES

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no significant changes to our internal controls over financial reporting that could significantly affect internal controls during the last fiscal quarter ended December 31, 2006.

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

ITEM 8B.  CONTROLS AND PROCEDURES OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	38	President, CEO, Director	October 2001
Julie E. Erhartic	39	Secretary, Director	October 2001
Daniel Judd	50	CFO, Director	June 2004

Frank Erhartic, Jr., 38, Mr. Erhartic guides Sitestar’s long-term market strategies and investments, oversees all product research and development, and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a Sitestar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner remanufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by Sitestar in 2000.  He was named President and CEO in 2002, and has led the growth of the Company’s customer base through as series of acquisitions.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications, and is a graduate of Virginia Tech with degrees in both Management and Finance.

Julie Erhartic, 39, Ms. Erhartic graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and then shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Dan Judd, 50, with over twenty years of experience in accounting and management, Mr. Judd oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions at several manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

TERM OF DIRECTORS:

Director	Expiration of term
Frank R. Erhartic, Jr.	December 31, 2007
Julie Erhartic	December 31, 2007
Dan Judd	December 31, 2007

Section 16(a) Beneficial Ownership Reporting Compliance Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ownership and changes in ownership of common stock and other equity securities of the Company.  Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2006 all of our executive officers and directors complied with the requirements of Section 16 (a).

The Company has adopted a code of ethics and is available on the Company’s website www.sitestar.com under Investor Relations.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Frank R, Erhartic, Jr., Principal Executive Officer (PEO)	2006	72,500							72,500
	2005	67,885							67,885
Daniel Judd, Principal Financial Officer (PFO)	2006	40,000							40,000
	2005	38,846							38,846
Julie E. Erhartic, (Officer)	2006	13,000							13,000
	2005	13,000							13,000

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $72,500 and $67,885 for the years ended December 31, 2006 and 2005, respectively. He received no other compensation. Daniel Judd, CFO and Director earned a salary of $40,000 and $38,846 for the years ended December 31, 2006 and 2005, respectively. He received no other compensation. Julie E. Erhartic, Secretary and Director, earned a salary of $13,000 and $13,000 for the years ended December 31, 2006 and 2005, respectively. She received no other compensation.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares Of Stock or Units (#)	All other Option Awards: Number of Securities Under-Lying Options (#)	Exercise of Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum (#)
PEO	N/A
PFO	N/A
Officer	N/A

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2006 and 2005.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights that have not vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units of other rights that have not vested ($)
PEO	N/A
PFO	N/A
Officer	N/A

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2006 and 2005.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00
Daniel Judd, Director							$0.00
Julie E. Erhartic, Director							$0.00

There were no Director compensation other than salary for the years ended December 31, 2006 and 2005.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 26, 2007 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

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

(2) Percent of class is based on 88,063,305 shares of common stock outstanding as of March 26, 2007.

(3) Frank and Julie Erhartic, Jr. failed to timely file one Form 4 in reference to the Debt Conversion agreement dated August 19, 2005. The Form 4 was filed on August 26, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters located at 7109 Timberlake Road, Suite 201, Lynchburg, VA 24502 from Frank R. Erhartic, Jr., a stockholder of the Company pursuant to a lease agreement entered into on November 23, 2003. Pursuant to the lease agreement, the Company pays Mr. Erhartic rent in the amount of $46,200 per year. The lease agreement expires on November 1, 2008.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1) The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

Exhibit	Description	Filed
3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992)	a
3.1(ii)	Amended Articles of Incorporation (July 29, 1998)	a
3.1(iii)	Amended Articles of Incorporation (October 26, 1998)	a
3.1(iv)	Amended Articles of Incorporation (July 14, 1999)	a
3.1(v)	Amended Articles of Incorporation (July 28, 1999)	a
3.2(i)	By-laws of the Registrant (December 17, 1992)	a
4.2	Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the investors named therein and the Registrant	c
4.3	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New Millenium Capital Partners II, L.L.C.	c
4.4	12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW Partners, L.L.C.	c
4.5	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New Millenium Capital Partners, L.L.C.	c
4.6	Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW Partners, L.L.C	c
4.7	Registration Rights Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	c
10.1	Lease for Corporate Office	b
10.13	Statement of changes in beneficial ownership of securities.	k
10.14	Definitive Purchase Agreement to acquire certain assets of Idacomm, Inc, effective September 16, 2005.	l
10.15	Definitive Purchase Agreement to acquire Inc, effective January 1, 2006	m
10.16	Amendment to report audited financial statements for Definitive Purchase Agreement to acquire Inc.	n
10.17	Definitive Purchase Agreement to acquire certain assets of First USA, Inc, effective July 1, 2006.	o
10.18	Definitive Purchase Agreement to acquire certain assets of OW Holdings, Inc, effective February 28, 2007.	p
31.1	Certification of Chief Executice Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	q
32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	q

a	Filed as an exhibit to the Registrant's Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999 and incorporated herein by reference.

b	Filed as an exhibit to the Registrant's Form-10SB filed with the Securities and Exchange Commission on October 28, 2006 and incorporated herein by reference.

c	Filed as an exhibit to the Registrant's SB-2 Registration Statement, File No. 333-39660, filed on June 20, 2000 and incorporated herein by reference.

k	Filed as an exhibit to Registrant’s Form SC 13G/A filed with the Securities and Exchange Commission on February 9, 2005

l	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2005

m	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 1, 2006

n	Filed as an exhibit to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on March 22, 2006

o	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 6, 2006

p	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2007

q	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

On March 22, 2007, the Company retained Bagell, Josephs, Levine & Company, L.L.C. as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ending December 31, 2006. Bagell, Josephs, Levine & Company, L.L.C. performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2005.

Audit Fees

Bagell, Josephs, Levine & Company, L.L.C. will be paid aggregate fees of approximately $30,000 for the fiscal year ended December 31, 2006 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2007.

Audit Related Fees

Bagell, Josephs, Levine & Company, L.L.C. is engaged for aggregate fees of approximately $30,000 for the fiscal year ended December 31, 2006 and for the first three quarters of 2007 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

All Other Fees

Bagell, Josephs, Levine & Company, L.L.C. was not paid any other fees for professional services during the fiscal years ended December 31, 2006 and December 31, 2005.

AUDIT COMMITTEE

The Company does not have an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2007

SITESTAR CORPORATION

By: /s/ Frank Erhartic, Jr.
Frank Erhartic, Jr. President, Chief Executive Officer

By: /s/ Daniel A. Judd
Daniel A. Judd Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive Officer, Director	April 2, 2007
Frank Erhartic, Jr.	(Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	April 2, 2007
Daniel A. Judd	(Principal Financial Officer,
Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	April 2, 2007
Julie Erhartic