Form 10QSB
period 2007-03-31
SITESTAR CORP
filed 2007-05-15
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2007, the issuer had 88,063,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$231,988	$129,453
Accounts receivable, net of allowance of $18,228 and $15,695 as of March 31, 2007 and December 31, 2006 respectively	187,356	170,626
Prepaid expenses	18,727	23,676
Total current assets	438,071	323,755

PROPERTY AND EQUIPMENT, net	280,552	274,269
CUSTOMER LIST, net of accumulated amortization of $3,987,236 and $3,716,215 as of March 31, 2007 and December 31, 2006 respectively	2,416,355	1,721,233
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	440,505	437,197
TOTAL ASSETS	$4,864,042	$4,045,013

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
MARCH 31, 2007 AND DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$53,483	$105,814
Accrued expenses	273,772	426,216
Deferred revenue	679,105	588,766
Notes payable	613,080	286,114
Notes payable - stockholders	-	46,861
Total current liabilities	1,619,440	1,453,771

NOTES PAYABLE, less current portion	407,904	63,113
NOTES PAYABLE - STOCKHOLDERS, less current portion	814,946	814,946
TOTAL LIABILITIES	2,842,290	2,331,830

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 88,063,305 and 88,063,305 shares issued and outstanding on March 31, 2007 December 31, 2006 respectively	88,063	88,063
Additional paid-in capital	13,651,157	13,651,157
Treasury stock, $.001 par value, 8,218,305 common shares on March 31, 2007 and December 31, 2006	(329,977)	(329,977)
Accumulated deficit	(11,387,491)	(11,696,060)
Total stockholders’ equity	2,021,752	1,713,183
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,864,042	$4,045,013

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

REVENUE	$1,439,981	$1,457,523

COST OF REVENUE	391,026	449,789

GROSS PROFIT	1,048,955	1,007,734

OPERATING EXPENSES:
Selling general and administrative expenses	708,395	762,730

INCOME FROM OPERATIONS	340,560	245,004

OTHER INCOME (EXPENSES)	(31,992)	(57,322)

INCOME BEFORE INCOME TAXES	308,568	187,682

INCOME TAXES	-	-

NET INCOME	$308,568	$187,682

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,013,305	88,013,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$308,568	$187,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	305,855	238,260
Bad debt expense	2,534	4,322
(Increase) decrease in:
Accounts receivable	(19,264)	(19,435)
Prepaid expenses	4,949	(8,840)
Increase (decrease) in:
Accounts payable	(52,331)	285,509
Accrued expenses	(152,444)	145,044
Deferred revenue	90,340	249,326
Net cash provided by operating activities	488,207	1,081,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	11,609	(5,271)
Purchase of property and equipment	(21,033)	(200,963)
Purchase of non-compete	(35,000)	-
Purchase of customer list	(966,143)	(686,748)
Net cash (used in) investing activities	(1,010,567)	(892,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	-	52,483
Net proceeds from notes payable	976,196	452,069
Repayment of notes payable - stockholders	(46,861)	(37,457)
Repayment of notes payable	(304,440)	(792,868)
Issuance of common stock	-	200,000
Net cash (used in) financing activities	624,895	(125,773)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,535	63,113

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	129,453	36,047
CASH AND CASH EQUIVALENTS -END OF PERIOD	$231,988	$99,160

 See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2007 and 2006, the Company paid no income taxes and paid interest of approximately $35,000 and $61,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2007, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.  The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,181,369 as of March 31, 2007.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future.

In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a)	Increase revenue by acquiring customers in target markets at competitive prices;
b)	Up sell value-added products and services to existing customer base to maximize average revenue per user (ARPU);
c)	Leverage economies of scale to reduce overall operating expenses;
d)	Maximize operational efficiency through the deployment of technology;
e)	Reduce supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods.

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

NOTE 3 - COMMON STOCK

During the three months ended March 31, 2007, the Company issued no shares of common stock.

NOTE 4 - SEGMENT INFORMATION

The Company has two business units that have separate management and reporting infrastructures offering different products and services.  The business units have been aggregated into two reportable segments: Corporate and Internet.

The Corporate group is the holding company and oversees the operating of the other business units. The Corporate group also arranges financing for the entire organization. The Company’s Internet group consists of multiple sites of operation and services customers throughout the U.S. and Canada, with concentrations in customers in the Mid-Atlantic, Ohio Valley and Rocky Mountain regions in the U.S. and in Ontario, Canada.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION, continued

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2007 and 2006:

March 31, 2007
	Corporate	Internet	Consolidated
Revenue	$-	$1,439,981	$1,439,981
Operating Income (loss)	$(3,479)	$344,039	$340,560
Depreciation and amortization	$-	$305,855	$305,855
Interest expense	$-	$35,469	$35,469
Intangible assets	$-	$3,837,442	$3,837,442
Total assets	$-	$4,864,042	$4,864,042

 March 31, 2006

	Corporate		Internet	Consolidated
Revenue		$-	$1,457,523	$1,457,523
Operating Income (loss)		$(35,243)	$280,247	$245,004
Depreciation and amortization	$		$238,260	$238,260
Interest expense		$-	$60,969	$60,969
Intangible assets		$-	$3,357,048	$3,357,048
Total assets		$-	$4,080,714	$4,080,714

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

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

Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company believes it will not have a material impact on its financial position or on the results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. EITF Issue No. 06-2 is effective for the Company for all financial statements after December 31, 2006. The Company believes it will not have a material impact on its financial position or on the results of operations.

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

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for the financial statements issued for the fiscal years beginning after November 15, 2007 and the interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the over-funded or under-funded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for the fiscal years ending after December 15, 2008. The Company is currently evaluating the effect the adoption of FAS No. 158, but believes it will not have a material impact on its financial position or on the results of operations.

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS

NetRover Inc.
Effective January 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of the acquisition of over 7,000 customers including dial-up and DSL Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, paid by a down payment of 2,000,000 shares of the Company’s common stock, with the balance represented by a non-interest bearing note paid by the Company to Isomedia, Inc. with the note paid in full by a balloon payment on January 6, 2007.

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

Because the acquisition of Prolynx was consummated on March 16, 2006, there are limited results of operations of this company for the three months ended March 31, 2006 included in the accompanying March 31, 2007 and 2006 consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2006 and reflects the results of operations of the Company as if the acquisition of Prolynx had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$1,465,370
Gross profit	$1,015,581
Selling, general and administrative expenses	$762,730
Net income	$195,529
Basic income per share	$0.00

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

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $590,810. Because the acquisition of First Net was consummated on July 1, 2006, there are no results of operations of these companies for the three months ended March 31, 2006 included in the accompanying March 31, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2006 and reflects the results of operations of the Company as if the acquisition of First Net had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - ACQUISITIONS, continued

2006
Net sales	$1,652,347
Gross profit	$1,157,558
Selling, general and administrative expenses	$847,151
Net income	$253,085
Basic income per share	$0.00

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Domain name	$200,000
Accounts receivable	31,732
Customer list	564,425
Non-compete agreement	10,000
Deferred revenue	(231,815)
Purchase price	$574,342

Magnolia Internet Services
Effective February 1, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Magnolia Internet Services, Inc., an Arkansas-based Internet Service Provider. The acquisition establishes the Company's Internet presence in Arkansas. The total purchase price was $119,333 representing the fair value of the assets acquired which consisted of a $12,000 cash payment at closing with the balance to be paid in eleven equal monthly payments beginning March 2007.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $95,744 as of March 31, 2007. Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are limited results of operations of this company for the three months ended March 31, 2006 included in the accompanying March 31, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2006 and reflects the results of operations of the Company as if the acquisition of Magnolia Internet Services had been effective January

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$1,491,852
Gross profit	$1,042,063
Selling, general and administrative expenses	$776,072
Net income	$207,908
Basic income per share	$0.00

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	95,463
Non-compete agreement	10,000
Equipment	10,000
Deferred revenue	(19,719)
Purchase price	$95,744

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

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are no results of operations of this company for the three months ended March 31, 2006 included in the accompanying March 31, 2007 and 2006 consolidated financial statements. Because the consummation of the Internet assets of OW Holdings was on February 28, 2007 and the period of due diligence had not expired on March 31, 2007, the valuation allocations of the purchase price were pending continuing due diligence to establish the final respective values on March 31, 2007.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2006 and reflects the results of operations of the Company as if the acquisition of OW Holdings had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$1,580,739
Gross profit	$1,129,950
Selling, general and administrative expenses	$807,141
Net income	$257,249
Basic income per share	$0.00

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

The nature of the timing difference generating the deferred tax asset, are the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset as of March 31, 2007 and March 31, 2006. The Company’s operations have generated federal, state income taxes payable which have been offset by the operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable profits to date.

At March 31, 2007 and March 31, 2006, the Company had accumulated deficits of $11,387,491 and $11,696,060, respectively, available to offset future taxable income through 2006. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

Following is the Company’s approximated schedule of net operating loss carry forwards:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROVISION FOR INCOME TAXES, continued

December 31, 2003	$134,000
December 31, 2004	$1,871,433
June 30, 2005	$4,071,163
June 30, 2006	$24,988,912
September 30, 2006	$10,611,258

There was no provision for income taxes for the three months ended March 31, 2007 and March 31, 2006.

NOTE 8 - INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three and five years. Amortization expense was $291,105 and $220,429 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 9 - CONTINUATION OF THE COMPANY AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,181,369 as of March 31, 2007. That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period.

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

In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)	Increase revenue by acquiring customers in target markets at competitive prices;
b)	Up sell value-added products and services to existing customer base to maximize average revenue per user (ARPU);
c)	Leverage economies of scale to reduce overall operating expenses;
d)	Maximize operational efficiency through the deployment of technology;
e)	Reduce supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2006 included in the Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Through its ISP division, the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the Lynchburg, Virginia location.  The Company is a factory authorized service center for many national-brand computer equipment companies. The Company’s toner and ink cartridge remanufacturing service utilizes empty toner cartridges and remanufactures them to provide savings to customers over buying brand new cartridges. This service is available locally and nationwide.

The Company’s computer programming and consulting services help companies automate their businesses.  The Company sold the assets of the programming division on August 31, 2004 while retaining the rights to the new product that automates certain functions of crisis centers throughout the nation.

Results of operations

The following tables show financial data for the three months ended March 31, 2007 and 2006. Operating results for any period are not necessarily indicative of results for any future period.

	For the three months ended March 31, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$1,439,981	$1,439,981
Cost of revenue	-	391,026	391,026
Gross profit	-	1,048,955	1,048,955

Operating expenses	3,479	704,916	708,395
Income (loss) from operations	(3,479)	344,039	340,560
Other income (expense)	-	(31,992)	(31,992)
Net income (loss)	$(3,479)	$312,047	$308,568

	For the three months ended March 31, 2006 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$1,457,523	$1,457,523
Cost of revenue	-	449,789	449,789
Gross profit	-	1,007,734	1,007,734

Operating expenses	35,243	727,487	762,730
Income (loss) from operations	(35,243)	280,247	245,004
Other income (expense)	-	(57,322)	(57,322)
Net income (loss)	$(35,243)	$222,925	$187,682

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2007 and 2006.

For the three months ended March 31, 2007

	Corporate	Internet	Total
EBITDA	$(3,479)	$653,361	$649,882
Interest expense	-	(35,469)	(35,469)
Taxes	-	-	-
Depreciation	-	(14,740)	(14,740)
Amortization	-	(291,105)	(291,105)
Net income (loss)	$(3,479)	$312,047	$308,568

 For the three months ended March 31, 2006

	Corporate	Internet	Total
EBITDA	$(35,243)	$522,154	$486,911
Interest expense	-	(60,969)	(60,969)
Taxes	-	-	-
Depreciation	-	(17,831)	(17,831)
Amortization	-	(220,429)	(220,429)
Net income (loss)	$(35,243)	$222,925	$187,682

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006 (Unaudited)

REVENUE.  Revenue for the three months ended March 31, 2007 decreased by $17,542 or 1.2% from $1,457,523 for the three months ended March 31, 2006 to $1,439,981 for the same period in 2007. Internet sales increased due to the addition of Internet customers from the asset acquisitions of Magnolia Internet Services and One West Holding. These acquisitions, for the three months ended March 31, 2007, yielded approximately $157,545 in additional net revenues. These increases from acquisitions were offset by additional attrition to broadband service. Sitestar focuses on marketing and selling Internet access to second-tier markets where broadband is not prevalent. The Company’s strategy is to leverage operational economies of scale to provide dial-up service in these markets where it will continue to be the core method for connecting to the Internet. While Sitestar is currently adding customers through promotional marketing campaigns, this method for strong and sustainable growth is threatened by competition from nationally-known ISPs and discount dial-up providers as well as from the future introduction of broadband services. To increase the expansion of its dial-up base the Company is and plans to continue to acquire ISPs in these target markets

COST OF REVENUE. Costs of revenue for the three months ended March 31, 2007 decreased by $58,763 or 13.1% from $449,789 for the three months ended March 31, 2006 to $391,026 for the same period in 2007.  This decrease is primarily due to the realization of economies of scale in telecommunication expenses for the three months ended March 31, 2007.

OPERATING EXPENSES. Operating expenses for the three months ended March 31, 2007 decreased $54,335 or 7.1% from $762,730 for the three months ended March 31, 2006 to $708,395 for the same period in 2007.  Wages decreased $48,259 or 23.2% from $207,677 for the three months ended March 31, 2006 to $159,418 for the same period in 2007.  This decrease is due to streamlining duties and efficient use of personnel. Rent decreased $10,813 or 36.5% from $29,585 for the three months ended March 31, 2006 to $18,772 for the same period in 2006. This is primarily the result of negotiating lower occupancy rates. Corporate expenses of $3,479 for the three months ended March 31, 2007 consisted primarily of professional fees. Corporate expenses of $35,243 for the three months ended March 31, 2006 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. to Servatus Development, LLC of $4,189 and $3,393 for the three months ended March 31, 2007 and 2006 respectively.  This represents, per the Definitive Purchase Agreement between the parties, 20% of the gross revenue of Servatus Development, LLC for the three months ended March 31, 2007 and 2006 respectively.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2007 decreased by $25,500 or 41.8% from $60,969 for the three months ended March 31, 2006 to $35,469 for the same period in 2007.  This decrease is a result of retiring debt that carried a high rate of imputed interest.

MARCH 31, 2007 (Unaudited) COMPARED TO DECEMBER 31, 2006 (Audited)

BALANCE SHEETS.   Net accounts receivable increased $16,730 or 9.8% from $170,626 on December 31, 2006 to $187,356 on March 31, 2007.  This increase is substantially due to the addition of the customer base from acquisitions. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $21,487 or 16.6% from $129,464 on December 31, 2006 to $107,977 on March 31, 2007. Accounts payable decreased by $52,331 or 49.5% from $105,814 on December 31, 2006 to $53,483 on March 31, 2007.  Accrued expenses decreased by $152,444 or 35.8% from $426,216 on December 31, 2006 to $273,772 on March 31, 2007.  These decreases are a reflection of increased cash flows from recent acquisitions. Deferred revenue increased by $90,339 or 15.3% from $588,766 on December 31, 2006 to $679,105 on March 31, 2007 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable increased $326,966 or 144.3% from $286,114 on December 31, 2006 to $13,080 on March 31, 2007. Long-term notes payable increased $344,791 or 546.3% from $63,113 on December 31, 2006 to $407,904 on March 31, 2007.  These increases are primarily a result of financing recent acquisitions of customers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $231,988 and $129,453 at March 31, 2007 and at December 31, 2006, respectively. EBITDA was $649,882 for the three months ended March 31, 2007 as compared to $486,911 for the same period in 2006.

	2007	2006
EBITDA for the three months ended March 31,	$649,882	$486,911
Interest expense	(35,469)	(60,969)
Taxes	-	-
Depreciation	(14,740)	(17,831)
Amortization	(291,105)	(220,429)
Net income for the three months ended March 31,	$308,568	$187,682

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $1,181,369 as of March 31, 2007.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth.

Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future. In October 2002, new management was installed. New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)	Increase revenue by acquiring customers in target markets at competitive prices;
b)	Up sell value-added products and services to existing customer base to maximize average revenue per user (ARPU);
c)	Leverage economies of scale to reduce overall operating expenses;
d)	Maximize operational efficiency through the deployment of technology;
e)	Reduce supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods.

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

The aging of accounts receivable as of March 31, 2007 and December 31, 2006 is as shown:

	2007		2006
Current	$86,250	46%	$87,399	51%
30 < 60	54,768	29%	44,574	26%
60 +	46,338	25%	38,653	23%
Total	$187,356	100%	$170,626	100%

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

Item 3.    Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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
Date: May 15, 2007

By:  /s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: May 15, 2007

By:  /s/ Daniel A. Judd

Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)