Form 10QSB
period 2007-06-30
SITESTAR CORP
filed 2007-08-14
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2007, the issuer had 88,063,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SITESTAR CORPORATION

 PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$232,988	$129,453
Accounts receivable, net of allowance of $19,418 and $15,695 as of June 30, 2007 and December 31, 2006 respectively	213,018	170,626
Prepaid expenses	19,487	23,676
Total current assets	465,493	323,755

PROPERTY AND EQUIPMENT, net	265,178	274,269
CUSTOMER LIST, net of accumulated amortization of $4,302,795 and $3,716,215 as of June 30, 2007 and December 31, 2006 respectively	2,122,238	1,721,233
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	410,391	437,197

TOTAL ASSETS	$4,551,859	$4,045,013

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
JUNE 30, 2007 AND DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$29,713	$105,814
Accrued expenses	220,610	426,216
Deferred revenue	640,585	588,766
Notes payable	483,908	286,114
Notes payable - stockholders	-	46,861
Total current liabilities	1,374,816	1,453,771

NOTES PAYABLE, less current portion	215,155	63,113
NOTES PAYABLE - STOCKHOLDERS, less current portion	850,617	814,946
TOTAL LIABILITIES	2,440,588	2,331,830

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 88,063,305 and 88,063,305 shares issued and outstanding on June 30, 2007 December 31, 2006 respectively	88,063	88,063
Additional paid-in capital	13,651,157	13,651,157
Treasury stock, $.001 par value, 8,218,305 common shares on June 30, 2007 and December 31, 2006	(329,977)	(329,977)
Accumulated deficit	(11,297,972)	(11,696,060)
Total stockholders’ equity	2,111,271	1,713,183
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,551,859	$4,045,013

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

REVENUE	$1,528,733	$1,365,029

COST OF REVENUE	539,981	335,321

GROSS PROFIT	988,752	1,029,708

OPERATING EXPENSES:
Selling general and administrative expenses	845,150	654,935

INCOME FROM OPERATIONS	143,602	374,773

OTHER INCOME (EXPENSES)	(54,082)	(47,112)

INCOME BEFORE INCOME TAXES	89,520	327,661

INCOME TAXES	-	-

NET INCOME	$89,520	$327,661

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,063,305	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

REVENUE	$2,968,714	$2,822,552

COST OF REVENUE	931,006	785,110

GROSS PROFIT	2,037,708	2,037,442

OPERATING EXPENSES:
Selling general and administrative expenses	1,553,545	1,417,664

INCOME FROM OPERATIONS	484,163	619,778

OTHER INCOME (EXPENSES)	(86,075)	(104,435)

INCOME BEFORE INCOME TAXES	398,088	515,343

INCOME TAXES	-	-

NET INCOME	$398,088	$515,343

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,063,305	88,038,443

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$398,088	$515,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	658,676	477,116
Bad debt expense	3,723	3,044
(Increase) decrease in:
Accounts receivable	(46,115)	(18,598)
Prepaid expenses	4,189	(8,823)
Increase (decrease) in:
Accounts payable	(76,101)	123,852
Accrued expenses	(205,606)	100,815
Deferred revenue	51,819	188,836
Net cash provided by operating activities	788,673	1,381,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	24,834	(5,271)
Purchase of property and equipment	(21,033)	(201,571)
Purchase of non-compete	(40,000)	-
Purchase of customer list	(987,585)	(686,748)
Net cash (used in) investing activities	(1,023,784)	(893,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	-	52,483
Net proceeds from notes payable	675,043	425,223
Repayment of notes payable - stockholders	(55,753)	(77,961)
Repayment of notes payable	(280,644)	(985,427)
Issuance of common stock	-	203,000
Net cash (used in) financing activities	338,646	(382,682)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,535	105,313

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	129,453	36,047
CASH AND CASH EQUIVALENTS -END OF PERIOD	$232,988	$141,360

 See the accompanying notes to the unaudited condensed consolidated financial statements.

  SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2007 and 2006, the Company paid no income taxes and paid interest of approximately $85,000 and $109,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2007, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.  The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $909,323 as of June 30, 2007.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future.

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

NOTE 3 - COMMON STOCK

During the six months ended June 30, 2007, the Company issued no shares of common stock.

NOTE 4 - SEGMENT INFORMATION

The Company has two business units that have been aggregated into two reportable segments: Corporate and Internet.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2007 and 2006:

June 30, 2007

	Corporate	Internet	Consolidated
Revenue	$-	$1,528,733	$1,528,733
Operating Income (loss)	$(40,247)	$183,850	$143,603
Depreciation and amortization	$-	$353,438	$353,438
Interest expense	$-	$49,713	$49,713
Intangible assets	$-	$3,526,436	$3,526,436
Total assets	$-	$4,551,859	$4,551,859

 June 30, 2006

	Corporate	Internet	Consolidated
Revenue	$-	$1,365,029	$1,365,029
Operating Income (loss)	$(19,024)	$393,797	$374,773
Depreciation and amortization	$-	$238,856	$238,856
Interest expense	$-	$47,620	$47,620
Intangible assets	$-	$3,138,105	$3,138,105
Total assets	$-	$3,885,090	$3,885,090

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2007 and 2006:

 June 30, 2007

	Corporate	Internet	Consolidated
Revenue	$-	$2,968,714	$2,968,714
Operating Income (loss)	$(43,726)	$527,889	$484,163
Depreciation and amortization	$-	$658,676	$658,676
Interest expense	$-	$85,182	$85,182
Intangible assets	$-	$3,526,436	$3,526,436
Total assets	$-	$4,551,859	$4,551,859

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION, continued

 June 30, 2006

	Corporate	Internet	Consolidated
Revenue	$-	$2,822,552	$2,822,552
Operating Income (loss)	$(54,267)	$674,045	$619,778
Depreciation and amortization	$-	$477,116	$477,116
Interest expense	$-	$108,589	$108,589
Intangible assets	$-	$3,138,105	$3,138,105
Total assets	$-	$3,885,090	$3,885,090

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

 In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 as of January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

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

In June 2006, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. EITF Issue No. 06-2 is effective for the Company for all financial statements after December 31, 2006. The Company believes it will not have a material impact on its financial position or on the results of operations.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employer’s Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the over-funded or under-funded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for the fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of the adoption of FAS No. 158, but believes it will not have a material impact on its financial position or on the results of operations.

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS

NetRover Inc.
Effective January 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of customers including dial-up and DSL Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, paid by a down payment of 2,000,000 shares of the Company’s common stock, with the balance represented by a non-interest bearing note paid by the Company to Isomedia, Inc. with the note paid in full by a balloon payment on January 6, 2007.

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

Because the acquisition of Prolynx was consummated on March 16, 2006, there are limited results of operations of this company for the six months ended June 30, 2006 included in the accompanying June 30, 2007 and 2006 consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2006 and reflects the results of operations of the Company as if the acquisition of Prolynx had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$2,877,562
Gross profit	$2,092,452
Selling, general and administrative expenses	$1,444,898
Net income	$543,119
Basic income per share	$0.01

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

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $590,810. Because the acquisition of First Net was consummated on July 1, 2006, there are no results of operations of these companies for the six months ended June 30, 2006 included in the accompanying June 30, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2006 and reflects the results of operations of the Company as if the acquisition of First Net had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

2006
Net sales	$3,177,674
Gross profit	$2,319,564
Selling, general and administrative expenses	$1,594,405
Net income	$620,724
Basic income per share	$0.01

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

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $95,744 as of June 30, 2007. Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are no results of operations of this company for the six months ended June 30, 2006 included in the accompanying June 30, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2006 and reflects the results of operations of the

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

Company as if the acquisition of Magnolia Internet Services had been effective January
1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$2,900,079
Gross profit	$2,119,330
Selling, general and administrative expenses	$1,451,524
Net income	$560,800
Basic income per share	$0.01

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	95,463
Non-compete agreement	10,000
Equipment	10,000
Deferred revenue	(19,719)
Purchase price	$95,744

OW Holdings, Inc.
Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., a Wyoming-based Internet Service Provider. The acquisition further increases the Company's Internet presence in the Rocky Mountain region. The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing and the balance was paid in ninety days. The purchase price has been adjusted down to $802,452 as of June 30, 2007. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Accounts receivable	(2,098)
Customer list	870,680
Non-compete agreement	25,000
Equipment	10,000
Deferred revenue	(101,130)
Purchase price	$802,452

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are no results of operations of this company for the six months ended June 30, 2006 included in the accompanying June 30, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2006 and reflects the results of operations of the Company as if the acquisition of OW Holdings had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$3,327,613
Gross profit	$2,420,821
Selling, general and administrative expenses	$1,599,284
Net income	$682,058
Basic income per share	$0.01

AlaNet Internet Services
Effective June 21, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of AlaNet Internet Services, Inc., an Alabama-based Internet Service Provider. The acquisition augments the Company's Internet presence in the deep-south region. The total purchase price was $51,306 representing the fair value of the assets acquired which consisted of a $4,275 cash payment at closing with the balance to be paid in eleven monthly installments beginning July 2007.

Because the acquisition of AlaNet Internet Services was consummated on June 21, 2007, there are no results of operations of this company for the six months ended June 30, 2006 and limited results of operations for the six months ended June 23, 2007 included in the accompanying June 30, 2007 and 2006 consolidated financial statements.

NOTE 7 -- PROVISION FOR INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled. The difference between the basis of assets and liabilities for financial and income tax

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROVISION FOR INCOME TAXES, continued

reporting are not material therefore, the provision for income taxes from operations consist of income taxes currently payable. The nature of the timing difference generating the deferred tax asset, are the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset as of June 30, 2007 and June 30, 2006. The Company’s operations have generated federal, state income taxes payable which have been offset by the operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable income to date.

At June 30, 2007 and December 31, 2006, the Company had accumulated deficits of $11,297,972 and $11,696,060, respectively, available to offset future taxable income through 2006. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

Following is the Company’s approximated schedule of net operating loss carry forwards:

December 31, 2003	$134,000
December 31, 2004	$1,871,433
December 31, 2005	$4,071,163
December 31, 2006	$24,988,912
December 31, 2006	$10,611,258

There was no provision for income taxes for the six months ended June 30, 2007 and June 30, 2006.

NOTE 8 - INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three and five years. Amortization expense was $628,552 and $439,372 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 9 - CONTINUATION OF THE COMPANY AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $909,323 as of June 30, 2007. That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period.

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

The Company’s Internet division consists of multiple sites of operation and services customers throughout the U.S. and Canada, with concentrations in customers in the Mid-Atlantic, Ohio Valley and Rocky Mountain regions in the U.S. and in Ontario, Canada. Sitestar products include narrow-band (dial-up) services and broadband services (ISDN, DSL, satellite, cable and wireless), and supports these products utilizing its own infrastructure and affiliations. Value-added services include web acceleration, spam and virus filtering as well as spyware protection.

The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Through its Internet division, the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the Lynchburg, Virginia location.

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

Results of operations

The following tables show financial data for the six months ended June 30, 2007 and 2006. Operating results for any period are not necessarily indicative of results for any future period.

	For the six months ended June 30, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,968,714	$2,968,714
Cost of revenue	-	931,006	931,006

Gross profit	-	2,037,708	2,037,708

Operating expenses	43,726	1,509,819	1,553,545
Income (loss) from operations	(43,726)	527,889	484,163
Other income (expense)	-	(86,075)	(86,075)

Net income (loss)	$(43,726)	$441,814	$398,088

	For the six months ended June 30, 2006 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,822,552	$2,822,552
Cost of revenue	-	785,110	785,110

Gross profit	-	2,037,442	2,037,442

Operating expenses	54,267	1,363,397	1,417,664
Income (loss) from operations	(54,267)	674,045	619,778
Other income (expense)	-	(104,435)	(104,435)

Net income (loss)	$(54,267)	$569,610	$515,343

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2007 and 2006.

	For the six months ended June 30, 2007
	Corporate	Internet	Total
EBITDA	$(43,726)	$1,186,279	$1,142,553
Interest expense	-	(85,182)	(85,182)
Taxes	-	-	-
Depreciation	-	(30,731)	(30,731)
Amortization	-	(628,552)	(628,552)
Net income (loss)	$(43,726)	$441,814	$398,088

	For the six months ended June 30, 2006
	Corporate	Internet	Total
EBITDA	$(54,267)	$1,155,315	$1,101,048
Interest expense	-	(108,589)	(108,589)
Taxes	-	-	-
Depreciation	-	(37,744)	(37,744)
Amortization	-	(439,372)	(439,372)
Net income (loss)	$(54,267)	$569,610	$515,343

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006 (Unaudited)

REVENUE.  Revenue for the six months ended June 30, 2007 increased by $146,162 or 5.2% from $2,822,552 for the six months ended June 30, 2006 to $2,968,714 for the same period in 2007. Internet sales increased due to the addition of Internet customers from the asset acquisitions of Magnolia Internet Services, OW Holding (One West) and AlaNet. These acquisitions, for the six months ended June 30, 2007, yielded approximately $586,000 in additional net revenues. These increases from acquisitions were offset by additional attrition to broadband service and the termination of an affiliate relationship. Sitestar focuses on marketing and selling Internet access to second-tier markets where broadband is not prevalent. The Company’s strategy is to leverage operational economies of scale to provide dial-up service in these markets where it will continue to be the core method for connecting to the Internet. While Sitestar is currently adding customers through promotional marketing campaigns, this method for strong and sustainable growth is threatened by competition from nationally-known ISPs and discount dial-up providers as well as from the future introduction of broadband services. To increase its dial-up base, the Company plans to continue to acquire ISPs in these target markets

COST OF REVENUE. Costs of revenue for the six months ended June 30, 2007 increased by $145,896 or 18.6% from $785,110 for the six months ended June 30, 2006 to $931,006 for the same period in 2007.  This increase is due telecommunications expenses associated with the acquisitions of customers which accounted for approximately $190,000 in additional direct expenses.

OPERATING EXPENSES. Operating expenses for the six months ended June 30, 2007 increased $135,881 or 9.6% from $1,417,664 for the six months ended June 30, 2006 to $1,553,545 for the same period in 2007.  Amortization expense increased $189,180 or 43.1% from $439,372 for the six months ended June 30, 2006 to $628,552 for the same period in 2007.  This increase is due to the acquisition of customer bases. This increase was offset in part by decreases in wages of $21,655 or 5.7% from 382,386 for the six months ended June 30, 2006 to $360,731 for the same time period in 2007. Professional fees decreased by $12,500 or 27.8% from 45,000 for the six months ended June 30, 2006 to $32,500 for the same time period in 2007. Corporate expenses of $43,726 for the six months ended June 30, 2007 consisted primarily of professional fees. Corporate expenses of $54,267 for the six months ended June 30, 2006 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. to Servatus Development, LLC of $7,959 and $7,779 for the six months ended June 30, 2007 and 2006 respectively.  This represents, per the Definitive Purchase Agreement between the parties, 20% of the gross revenue of Servatus Development, LLC for the six months ended June 30, 2007 and 2006 respectively.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2007 decreased by $23,407 or 21.6% from $108,589 for the six months ended June 30, 2006 to $85,182 for the same period in 2007.  This decrease is a result of retiring debt that carried a high rate of imputed interest.

JUNE 30, 2007 (Unaudited) COMPARED TO DECEMBER 31, 2006 (Audited)

FINANCIAL CONDITION.  Net accounts receivable increased $43,392 or 24.8% from $170,626 on December 31, 2006 to $213,018 on June 30, 2007.  This increase is substantially due to the addition of the customer base from acquisitions. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $34,711 or 26.8% from $129,464 on December 31, 2006 to $94,753 on June 30, 2007. Accounts payable decreased by $76,101 or 71.9% from $105,814 on December 31, 2006 to $29,713 on June 30, 2007.  Accrued expenses decreased by $205,606 or 48.2% from $426,216 on December 31, 2006 to $220,610 on June 30, 2007.  These decreases are a reflection of increased cash flows from recent acquisitions. Deferred revenue increased by $51,819 or 8.8% from $588,766 on December 31, 2006 to $640,585 on June 30, 2007 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable increased $197,794 or 69.1% from $286,114 on December 31, 2006 to $483,908 on June 30, 2007. Long-term notes payable increased $152,042 or 240.9% from $63,113 on December 31, 2006 to $215,155 on June 30, 2007.  These increases are primarily a result of financing recent acquisitions of customers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $232,988 and $129,453 at June 30, 2007 and at December 31, 2006, respectively. EBITDA was $1,142,553 for the six months ended June 30, 2007 as compared to $1,101,048 for the same period in 2006.

	2007	2006
EBITDA for the six months ended June 30,	$1,142,553	$1,101,048
Interest expense	(85,182)	(108,589)
Taxes	-	-
Depreciation	(30,731)	(37,744)
Amortization	(628,552)	(439,372)
Net income for the six months ended June 30,	$398,088	$515,343

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $909,323 as of June 30, 2007.   That condition raises substantial doubt about the Company's ability to continue as a going concern.

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

The aging of accounts receivable as of June 30, 2007 and December 31, 2006 is as shown:

	2007		2006
Current	$100,016	47%	$87,399	51%
30 < 60	68,231	32%	44,574	26%
60 +	44,771	21%	38,653	23%
Total	$213,018	100%	$170,626	100%

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

Item 3.    Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

Date: August 14, 2007
By:  /s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2007
By:  /s/ Daniel A. Judd

Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)