Form 10QSB
period 2007-09-30
SITESTAR CORP
filed 2007-11-14
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2007, the issuer had 88,063,305 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

 SITESTAR CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$310,442	$129,453
Accounts receivable, net of allowance of $23,682 and $15,695 as of September 30, 2007 and December 31, 2006 respectively	250,238	170,626
Prepaid expenses	31,512	23,676
Total current assets	592,192	323,755

PROPERTY AND EQUIPMENT, net	249,804	274,269
CUSTOMER LIST, net of accumulated amortization of $4,619,589 and $3,716,215 as of September 30, 2007 and December 31, 2006 respectively	1,805,444	1,721,233
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	378,520	437,197

TOTAL ASSETS	$4,314,519	$4,045,013

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$45,618	$105,814
Accrued expenses	169,652	426,216
Deferred revenue	548,465	588,766
Notes payable	394,726	286,114
Notes payable - stockholders	-	46,861

Total current liabilities	1,158,461	1,453,771

NOTES PAYABLE, less current portion	196,742	63,113
NOTES PAYABLE - STOCKHOLDERS, less current portion	663,301	814,946

TOTAL LIABILITIES	2,018,504	2,331,830

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 88,063,305 and 88,063,305 shares issued and outstanding on September 30, 2007 December 31, 2006 respectively	88,063	88,063
Additional paid-in capital	13,651,157	13,651,157
Treasury stock, $.001 par value, 8,218,305 common shares on September 30, 2007 and December 31, 2006	(329,977)	(329,977)
Accumulated deficit	(11,113,228)	(11,696,060)

Total stockholders’ equity	2,296,015	1,713,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,314,519	$4,045,013

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

REVENUE	$1,481,886	$1,463,885

COST OF REVENUE	472,842	427,214

GROSS PROFIT	1,009,044	1,036,671

OPERATING EXPENSES:
Selling general and administrative expenses	782,606	701,400

INCOME FROM OPERATIONS	226,438	335,271

OTHER INCOME (EXPENSES)	(41,694)	(52,803)

INCOME BEFORE INCOME TAXES	184,744	282,468

INCOME TAXES	-	-

NET INCOME	$184,744	$282,468

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,063,305	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

REVENUE	$4,450,600	$4,286,437

COST OF REVENUE	1,403,848	1,212,324

GROSS PROFIT	3,046,752	3,074,113

OPERATING EXPENSES:
Selling general and administrative expenses	2,336,151	2,119,064

INCOME FROM OPERATIONS	710,601	955,049

OTHER INCOME (EXPENSES)	(127,769)	(157,238)

INCOME BEFORE INCOME TAXES	582,832	797,811

INCOME TAXES	-	-

NET INCOME	$582,832	$797,811

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	88,063,305	88,046,821

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$582,832	$797,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,011,012	760,768
Bad debt expense	7,987	3,697
(Increase) decrease in:
Accounts receivable	(87,599)	(31,158)
Prepaid expenses	(7,836)	(9,104)
Increase (decrease) in:
Accounts payable	(60,196)	79,088
Accrued expenses	(256,564)	100,523
Deferred revenue	(40,301)	344,924

Net cash provided by operating activities	1,149,335	2,046,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	36,538	(5,271)
Purchase of property and equipment	(21,033)	(197,003)
Purchase of domain name for resale	-	(200,000)
Purchase of non-compete	(40,000)	-
Purchase of customer list	(987,585)	(1,251,173)

Net cash (used in) investing activities	(1,012,080)	(1,653,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	-	66,310
Net proceeds from notes payable	818,337	756,804
Repayment of notes payable - stockholders	(198,506)	(121,781)
Repayment of notes payable	(576,097)	(1,196,330)
Issuance of common stock	-	203,000

Net cash provided by (used in) financing activities	43,734	(291,997)

NET INCREASE IN CASH AND CASH EQUIVALENTS	180,989	101,105

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	129,453	36,047

CASH AND CASH EQUIVALENTS -END OF PERIOD	$310,442	$137,152

 See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2007 and 2006, the Company paid no income taxes and paid interest of approximately $119,000 and $163,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2007, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.  The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which contemplate continuation of the Company as a going concern.  As shown in the consolidated financial statements, the Company had a working capital deficiency of $566,269 as of September 30, 2007.  That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future.

In October 2002, new management was installed.  New management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence and mitigate the concerns:

a)	Increase revenue by acquiring customers in target markets at competitive prices;

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, continued

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

NOTE 3 - COMMON STOCK

During the nine months ended September 30, 2007, the Company issued no shares of common stock.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2007 and 2006:

 September 30, 2007

	Corporate	Internet	Consolidated
Revenue	$-	$1,481,886	$1,481,886
Operating Income (loss)	$(9,593)	$236,031	$226,438
Depreciation and amortization	$-	$351,742	$351,742
Interest expense	$-	$33,768	$33,768
Intangible assets	$-	$3,389,475	$3,389,475
Total assets	$-	$4,314,519	$4,314,519

 September 30, 2006

	Corporate	Internet	Consolidated
Revenue	$-	$1,463,885	$1,463,885
Operating Income (loss)	$(17,240)	$352,511	$335,271
Depreciation and amortization	$-	$283,653	$283,653
Interest expense	$-	$54,416	$54,416
Intangible assets	$-	$3,445,718	$3,445,718
Total assets	$-	$4,384,039	$4,384,039

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2007 and 2006:

 September 30, 2007

	Corporate	Internet	Consolidated
Revenue	$-	$4,450,600	$4,450,600
Operating Income (loss)	$(53,320)	$763,921	$710,601
Depreciation and amortization	$-	$1,011,025	$1,011,025
Interest expense	$-	$118,950	$118,950
Intangible assets	$-	$3,389,475	$3,389,475
Total assets	$-	$4,314,519	$4,314,519

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION, continued

 September 30, 2006

	Corporate	Internet	Consolidated
Revenue	$-	$4,286,437	$4,286,437
Operating Income (loss)	$(71,507)	$1,026,556	$955,049
Depreciation and amortization	$-	$760,768	$760,768
Interest expense	$-	$163,004	$163,004
Intangible assets	$-	$3,445,718	$3,445,718
Total assets	$-	$4,384,039	$4,384,039

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS

NetRover Inc.

Effective January 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian corporation. The transaction consists of customers including dial-up and DSL Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, paid by a down payment of 2,000,000 shares of the Company’s common stock, with the balance represented by a non-interest bearing note paid by the Company to Isomedia, Inc. which was paid in full by a balloon payment on January 6, 2007.

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

Because the acquisition of Prolynx was consummated on March 16, 2006, there are limited results of operations of this company for the nine months ended September 30, 2006 included in the accompanying September 30, 2007 and 2006 consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2006 and reflects the results of operations of the Company as if the acquisition of Prolynx had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$4,366,614
Gross profit	$3,154,290
Selling, general and administrative expenses	$2,160,157
Net income	$836,895
Basic income per share	$0.01

First Net

Effective July 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of First USA, Inc., an Ohio-based Internet Service Provider. The acquisition establishes the Company's Internet presence in the Ohio Valley region. The total purchase price was $725,000 representing the fair value of the assets acquired which consisted of a $250,000 cash payment at closing with the balance which was paid in six equal monthly payments beginning August 2006.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $590,810. Because the acquisition of First Net was consummated on July 1, 2006, there are limited results of operations of these companies for the nine months ended September 30, 2006 included in the accompanying September 30, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2006 and reflects the results of operations of the Company as if the acquisition of First Net had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

2006
Net sales	$4,781,507
Gross profit	$3,466,183
Selling, general and administrative expenses	$2,384,070
Net income	$924,875
Basic income per share	$0.01

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

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $95,744 as of September 30, 2007. Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are no results of operations of this company for the nine months ended September 30, 2006 included in the accompanying September 30, 2007 and 2006 consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2006 and reflects the results of operations of the Company as if the acquisition of Magnolia Internet Services had been effective January 1, 2006. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$4,401,970
Gross profit	$3,193,836
Selling, general and administrative expenses	$2,172,742
Net income	$860,188
Basic income per share	$0.01

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	95,463
Non-compete agreement	10,000
Equipment	10,000
Deferred revenue	(19,719)
Purchase price	$95,744

OW Holdings, Inc.

Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., a Wyoming-based Internet Service Provider. The acquisition further increases the Company's Internet presence in the Rocky Mountain region. The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing and the balance was paid in ninety days. The purchase price has been adjusted down to $802,452 as of September 30, 2007. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

Accounts receivable	(2,098)
Customer list	870,680
Non-compete agreement	25,000
Equipment	10,000
Deferred revenue	(101,130)
Purchase price	$802,452

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are no results of operations of this company for the nine months ended September 30, 2006 included in the accompanying September 30, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2006 and reflects the results of operations of the Company as if the acquisition of OW Holdings had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$5,158,827
Gross profit	$3,653,669
Selling, general and administrative expenses	$2,445,268
Net income	$1,004,262
Basic income per share	$0.01

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

Because the acquisition of AlaNet Internet Services was consummated on June 21, 2007, there are no results of operations of this company for the nine months ended September 30, 2006 included in the accompanying September 30, 2007 and 2006 consolidated financial statements.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2006 and reflects the results of operations of the Company as if the acquisition of AlaNet had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$4,322,513
Gross profit	$3,108,024
Selling, general and administrative expenses	$2,138,986
Net income	$810,691
Basic income per share	$0.01

UNITED SYSTEMS ACCESS, Inc.

Effective October 31, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of United Systems Access, Inc.(USA), a Main-based Internet Service Provider. The total purchase price was $3,750,000 representing the fair value of the assets acquired which consisted of a $1,000,000 cash payment at closing with a second $1,000,000 in 30 days with the remaining balance due in 36 monthly installments beginning January 2008.

Because the acquisition of USA was consummated effective October 31, 2007, there are no results of operations of this company for periods ended September 30, 2007 and September 30, 2006 included in the accompanying September 30, 2007 and 2006 consolidated financial statements. Because the consummation of the Internet assets of USA was on October 31, 2007, the valuation allocations of the purchase price are pending continuing due diligence to establish the respective values.

NOTE 7 — PROVISION FOR INCOME TAXES

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

NOTE 7 — PROVISION FOR INCOME TAXES, continued

The nature of the timing difference generating the deferred tax asset, are the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset as of September 30, 2007 and December 31, 2006. The Company’s operations have generated federal, state income taxes payable which have been offset by the operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable income to date.

At September 30, 2007 and December 31, 2006, the Company had accumulated deficits of $11,113,228 and $11,696,060, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

There was no provision for income taxes for the nine months ended September 30, 2007 and September 30, 2006.

NOTE 8 - INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $965,513 and $706,183 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 9 - CONTINUATION OF THE COMPANY AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company had a working capital deficiency of $566,269 as of September 30, 2007. That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period.

Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future.

NOTE 9 - CONTINUATION OF THE COMPANY AS A GOING CONCERN, continued

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

Results of operations

The following tables show financial data for the nine months ended September 30, 2007 and 2006. Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$4,450,600	$4,450,600
Cost of revenue	-	1,403,848	1,403,848

Gross profit	-	3,046,752	3,046,752

Operating expenses	53,320	2,282,831	2,336,151
Income (loss) from operations	(53,320)	763,921	710,601
Other income (expense)	-	(127,769)	(127,769)

Net income (loss)	$(53,320)	$636,152	$582,832

	For the nine months ended September 30, 2006 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$4,286,437	$4,286,437
Cost of revenue	-	1,212,324	1,212,324

Gross profit	-	3,074,113	3,074,113

Operating expenses	71,507	2,047,557	2,119,064
Income (loss) from operations	(71,507)	1,026,556	955,049
Other income (expense)	-	(157,238)	(157,238)

Net income (loss)	$(71,507)	$869,318	$797,811

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2007 and 2006.

	For the nine months ended September 30, 2007
	Corporate	Internet	Total
EBITDA	$(53,320)	$1,766,127	$1,712,807
Interest expense	-	(118,950)	(118,950)
Taxes	-	-	-
Depreciation	-	(45,512)	(45,512)
Amortization	-	(965,513)	(965,513)
Net income (loss)	$(53,320)	$636,152	$582,832

	For the nine months ended September 30, 2006
	Corporate	Internet	Total
EBITDA	$(71,507)	$1,793,090	$1,721,583
Interest expense	-	(163,004)	(163,004)
Taxes	-	-	-
Depreciation	-	(54,585)	(54,585)
Amortization	-	(706,183)	(706,183)
Net income (loss)	$(71,507)	$869,318	$797,811

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006 (Unaudited)

REVENUE.  Revenue for the nine months ended September 30, 2007 increased by $164,163 or 3.8% from $4,286,437 for the nine months ended September 30, 2006 to $4,450,600 for the same period in 2007. Internet sales increased primarily due to the addition of Internet customers from the asset acquisitions of Magnolia Internet Services, OW Holding (One West) and AlaNet. These acquisitions, for the nine months ended September 30, 2007, yielded approximately $1,024,000 in additional net revenues. These increases from acquisitions were offset by additional attrition to broadband service and the termination of an affiliate relationship. Sitestar focuses on marketing and selling Internet access to second-tier markets where broadband is not prevalent. The Company’s strategy is to leverage operational economies of scale to provide dial-up service in these markets where it will continue to be the core method for connecting to the Internet. While Sitestar is currently adding customers through promotional marketing campaigns, this method for strong and sustainable growth is threatened by competition from nationally-known ISPs and discount dial-up providers as well as from the future introduction of broadband services. To increase its dial-up base, the Company plans to continue to acquire ISPs in these target markets

COST OF REVENUE. Costs of revenue for the nine months ended September 30, 2007 increased by $191,524 or 15.8% from $1,212,324 for the nine months ended September 30, 2006 to $1,403,848 for the same period in 2007.  This increase is due telecommunications expenses associated with the acquisitions of customers which accounted for approximately $291,000 in additional direct expenses.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 2007 increased $217,105 or 10.2% from $2,119,046 for the nine months ended September 30, 2006 to $2,336,151 for the same period in 2007.  Amortization expense increased $259,330 or 36.7% from $706,183 for the nine months ended September 30, 2006 to $965,513 for the same period in 2007.  This increase is due to the acquisition of customer bases. Bad debts increased $20,992 or 5.9% from $354,970 for the nine months ended September 30, 2006 to $375,962 for the same period in 2007. These increases were offset in part by decreases in rent of $20,227 or 25.7% from $78,791 for the nine months ended September 30, 2006 to $58,534 for the same time period in 2007. Professional fees decreased by $23,514 or 34.1% from 69,001 for the nine months ended September 30, 2006 to $45,487 for the same time period in 2007. Corporate expenses of $53,320 for the nine months ended September 30, 2007 consisted primarily of professional fees. Corporate expenses of $70,602 for the nine months ended September 30, 2006 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.  A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. to Servatus Development, LLC of $10,761 and $11,287 for the nine months ended September 30, 2007 and 2006 respectively.  This represents, per the Definitive Purchase Agreement between the parties, 20% of the gross revenue of Servatus Development, LLC for the nine months ended September 30, 2007 and 2006 respectively.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2007 decreased by $44,054 or 27.0% from $163,004 for the nine months ended September 30, 2006 to $118,950 for the same period in 2007.  This decrease is a result of retiring debt that carried a high rate of imputed interest.

SEPTEMBER 30, 2007 (Unaudited) COMPARED TO DECEMBER 31, 2006 (Audited)

FINANCIAL CONDITION.  Net accounts receivable increased $79,612 or 46.7% from $170,626 on December 31, 2006 to $250,238 on September 30, 2007.  This increase is substantially due to the addition of customers from acquisitions. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $46,416 or 35.8% from $129,464 on December 31, 2006 to $83,048 on September 30, 2007. Accounts payable decreased by $60,196 or 56.9% from $105,814 on December 31, 2006 to $45,618 on September 30, 2007.  Accrued expenses decreased by $256,564 or 60.0% from $426,216 on December 31, 2006 to $169,652 on September 30, 2007.  These decreases are a reflection of increased cash flows from recent acquisitions. Deferred revenue decreased by $40,301 or 6.8% from $588,766 on December 31, 2006 to $548,465 on September 30, 2007 representing decreased volume of customer accounts that have been prepaid. The current portion of notes payable increased $108,612 or 38.0% from $286,114 on December 31, 2006 to $394,726 on September 30, 2007. Long-term notes payable increased $113,629 or 211.7% from $63,113 on December 31, 2006 to $196,742 on September 30, 2007. These increases are the result of financing recent acquisitions of customers. Long-term notes payable to stockholders decreased $151,645 or 18.6% from $814,946 on December 31, 2006 to $663,301 on September 30, 2007. Subsequent to the quarter ending September 30, 2007, the Company paid off the outstanding principal balance of a term note payable of $96,254. This application represents six months of payments and was paid from cash generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $310,442 and $129,453 at September 30, 2007 and at December 31, 2006, respectively. EBITDA was $1,712,807 for the nine months ended September 30, 2007 as compared to $1,721,583 for the same period in 2006.

	2007	2006
EBITDA for the nine months ended September 30,	$1,712,807	$1,721,583
Interest expense	(118,950)	(163,004)
Taxes	-	-
Depreciation	(45,512)	(54,585)
Amortization	(965,513)	(706,183)
Net income for the nine months ended September 30,	$582,832	$797,811

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplate continuation of the Company as a going concern.

As shown in the consolidated financial statements, the Company had a working capital deficiency of $566,269 as of September 30, 2007.   That condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, the Company believes that existing cash, cash equivalents and cash flow from operations and the Company’s ability to obtain favorable financing will be sufficient to meet the Company’s working capital and capital expenditure requirements for the next twelve months. If the foregoing assumptions are true, Sitestar should not have the need to raise any additional material funds for operating expenses during that 12 month period. Growth in revenues is expected to be derived from acquisitions of customers and financing is one of the tools to accomplish this growth. Acquisitions of additional customers in the past few years have been accomplished primarily with seller financing and it is management’s belief that this is a repeatable method of financing for similar acquisitions in the near future.

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

The aging of accounts receivable as of September 30, 2007 and December 31, 2006 is as shown:

	2007		2006
Current	$94,900	38%	$68,170	40%
30 < 60	81,222	32%	54,499	32%
60 +	74,116	30%	48,709	28%
Total	$250,238	100%	$171,378	100%

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

Item 3.    Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

SITESTAR CORPORATION

Date: November 14, 2007	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2007	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer (Principal Financial Officer)