Form 10KSB
period 2007-12-31
SITESTAR CORP
filed 2008-05-16
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Revenue for the year ended December 31, 2007:  $6,567,264

The aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) is approximately $6,660,862 (based on the April 18, 2008 trade price of $0.10 per share).

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

The products and services that the Company provides include:
·    Internet access services;
·    Web acceleration services;
·    Web hosting services;
·    End-to-end e-commerce solutions;
·    Internet phone service;

The Company’s Internet division consists of multiple sites of operation and services customers throughout the United States and Canada. Sitestar products include narrow-band (dial-up) and broadband services (ISDN, DSL and wireless), and supports these products utilizing its own infrastructure and affiliations. Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

The Company’s web hosting and related services provide a way to help businesses market their products and services over the Internet.

The Company also sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the Lynchburg, Virginia location.

Corporate History

The Company was incorporated under the name White Dove Systems, Inc. in December 1992 under the laws of the State of Nevada.

Effective December 15, 1999, the Company consummated the acquisition of Neocom Microspecialists, Inc. (Neocom) by exchanging 6,782,353 shares of the Company’s common stock for 100% of the outstanding shares of Neocom. Effective upon the closing of the acquisition, the Company issued 4,782,353 shares of its common stock and reserved 2,000,000 shares of common stock to issue on the second anniversary of the acquisition based on certain contingencies related to potential unrecorded liabilities.  As of January 2002, the remaining 2,000,000 shares were issued to the former shareholders of Neocom.

Neocom is an ISP and web development company based in Martinsville, Virginia.  Neocom provides Internet access and other Internet services to its customers in the Southern Virginia area.  Neocom has since changed its name to Sitestar.net, Inc.

Effective November 22, 2000, the Company consummated the acquisition of FRE Enterprises, Inc., a Virginia corporation (doing business as “Lynchburg.net” and “Computers by Design”) by exchanging 16,583,980 shares of its common stock for 100% of the outstanding shares of Lynchburg.net. Effective upon the closing of the acquisition, the Company issued 12,437,985 shares of its common stock and reserved 4,145,995 shares of its common stock that the Company had agreed to issue on the third anniversary of the acquisition based on certain contingencies related to potential unrecorded and unknown liabilities.  On the third anniversary, November 22, 2003, there were no contingencies that had not been satisfied and the shares were issued on that date. The Company used the market price of its common stock at the acquisition date to determine the acquisition price of $2,487,597.

Lynchburg.net is an ISP and web services company.  Computers by Design is a computer sales and service company. In addition, Computers by Design has a division that remanufactures ink and toner cartridges under the name of CBD Toner Recharge. This company is based in Lynchburg, Virginia and provides products and services to its customers in the central and southwestern part of Virginia, as well as, nationwide.

On July 1, 2001, the Company acquired 100% of the equity and voting interest of Advanced Internet Services, Inc., a North Carolina corporation (ADVI).  ADVI is an Internet and computer Service Provider located in Mt. Airy, North Carolina.  The purchase price was $965,980, which consisted of $150,000 in cash, transaction costs of $30,000, 6,021,818 of the Company’s common shares valued at $301,091 and a non-interest bearing promissory note for $1,199,990 (the present value was $484,889) payable in 24 quarterly installments of $51,078.  Due to the non-interest bearing nature of the note, the Company imputed a discount rate of 36% to calculate the present value of the note.  This discount rate was an estimate of the Company’s current cost of capital.  This acquisition included goodwill of $702,642 that was the premium the Company paid to have the opportunity to generate revenues and earnings in this market.

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

Effective August 31, 2004 the Company entered into a Definitive Agreement to sell the assets of Sitestar Applied Technologies (SAT), the software development division of the Company. Thomas Albanese, the former manager of the SAT division, purchased the assets. The new company is subsequently doing business as Servatus Development, LLC (Servatus). The agreement consisted of Albanese surrendering 1,460,796 shares of the Company’s common stock and the Company receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management software system that was shortly thereafter completed. The Company provided office space, occupancy costs and Internet services for one year. The Company has recognized a gain from this transaction of $54,773 through the fourth quarter of 2007, representing the excess of the value of the common stock received and the shared revenue over the recorded basis of the assets sold.

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

Effective January 1, 2006, with a closing date of January 6, 2006, the Company entered into a Definitive Agreement acquiring the Common Stock of NetRover Inc. a Canadian ISP and web services corporation. The Definitive Agreement consisted of the acquisition of all of the issued and outstanding shares of NetRover Inc.’s stock and a non-compete agreement of the company. The total purchase price was $604,535 which represented the fair value of the stock acquired. The transaction also consisted of a non-interest bearing promissory note of $403,551 payable over twelve months, amortized over twenty four months with a balloon payment in the twelfth month and a down payment consisting of 2,000,000 shares of the Registrant’s common stock at Closing.

Effective March 16, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado ISP. The total purchase price was $90,000 representing the fair value of the net assets acquired paid in the form of the Company’s assumption of $90,000 in operating expenses accrued by Prolynx.

Effective July 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of First USA, Inc., an Ohio ISP. The total purchase price was $725,000 representing the fair value of the assets acquired which consisted of a $250,000 cash payment at closing with the balance paid in six equal monthly payments beginning August 2006.

Effective February 1, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Magnolia Internet Services, an Arkansas ISP. The total purchase price was $113,812 representing the fair value of the assets acquired which consisted of a $12,000 cash payment at closing with the balance paid in twelve equal monthly payments beginning March 2007. The purchase price has subsequently been adjusted down to $108,470.

Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., an ISP having customers throughout the Rocky Mountain region. The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing and the balance was paid in ninety days. The purchase price has been adjusted down to $802,452

Effective June 21, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of AlaNet Internet Services, Inc., an Alabama Internet Service Provider. The adjusted purchase price was $45,629 representing the fair value of the assets acquired which consisted of a $4,275 cash payment at closing with the balance to be paid in eleven monthly installments beginning July 2007.

Effective November 1, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of United Systems Access, Inc. (d/b/a USA Telephone), a corporation with headquarters in Maine. The total purchase price was $3,750,000 representing the fair value of the assets acquired which consisted of a $1,000,000 cash payment at closing with a second $1,000,000 due in 30 days with the remaining balance due in 36 monthly installments beginning January 2008. The remaining installment balance due on the purchase price to $1,574,341 as of December 31, 2007.

Effective March 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Comcation, Inc. a Pennsylvania Internet Service Provider. The total purchase price was $38,500 representing the fair value of the assets acquired which consisted of a $9,135 cash payment at closing with the remaining balance due in 5 monthly installments beginning April 2008. The purchase price has been subsequently adjusted down to $36,818.

Effective April 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of N2 the Net, LLC, a Tennessee Internet Service Provider. The total purchase price was $48,156 representing the fair value of the assets acquired which consisted of a $3,650 cash payment at closing with the remaining balance due in 11 monthly installments beginning May 2008. The purchase price has been subsequently adjusted down to $45,821.

Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Dial Assurance, Inc., a Georgia-based wholesale managed modem solution provider. The total purchase price was $229,900 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance due in 6 monthly installments beginning June 2008.

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

Key elements of Sitestar’s strategy include:

Increasing the Dial-up Customer Base. The Company intends to retain its large regional customer base plus continue to expand its services to a broader geographic market. The Company attempts to maintain its existing customers by offering them a high quality service at a reasonable price and value-added services such as free anti-virus and spam filtering. To address the broader market potential, the Company has expanded its local coverage areas and has leased infrastructure from its partners which enables the Company to provide service to nearly 100% of the people in the United States and Canada.

Increasing the Broadband Customer Base. The Company offers broadband within its regional and national footprint. The Company anticipates that it will enter into additional partnerships to continue to expand its market footprint. The Company markets Broadband Internet Access through traditional sales channels.

Increasing the Product Offerings. The Company anticipates that is will continue to offer new products and services, as they become available, through its retail stores and to its existing Internet customer base. The Company views Voice over Internet Protocol (VoIP), services that allow accepting and originating phone calls through an Internet connection, to be value-added service for both business and residential customers, and is one of the primary new product offerings the Company is currently exploring.

Strategic Relationships and Acquisitions. The Company has many strategic relationships that allow it to expand its products and services to a wider range of customers. The Company has historically acquired companies, assets and customer bases and intends to continue to consider and execute similar opportunities to help grow its business.

Increasing the Economies of Scale. As the Company expands, it is committed to managing costs and maximizing efficiencies. To optimize its operations, the Company has leveraged the services offered by wholesale managed modem providers to reduce costs and consolidate its network infrastructure. Similarly, the Company has integrated its offices by deploying VoIP services to better utilize its human resources and provide more efficient customer service.

Marketing Channels

The Company deploys a variety of marketing strategies and tactics to promote its products and services, including Web advertisement, affiliate and referral programs. The Company’s portfolio of websites generates new business on a consistent and daily basis. In addition, the Company sells its products to customers who visit its retail store locations.  The Company’s indirect sales channel strategy consists of affiliates such as sales agents, as well as, companies that market and sell the Company’s services under their own brand. To date, the Company’s most effective sales lead generation has been through its customer referral program. To capture greater market share, the Company utilizes the position of Vice President of Marketing and Business Development. Key initiatives include increasing affiliate relationships and strategic acquisitions.

Competition

The Internet services market is extremely competitive and highly fragmented.  The Company faces competition from numerous types of ISPs, including other national ISPs, telecommunications providers and cable companies, and anticipates that competition will only intensify in the future as the ISP industry consolidates and the market becomes further commoditized. The Company believes that the primary competitive factors in the Internet services market include:
☐ Pricing;
☐ Quality and breadth of products and services;
☐ Ease of use;
☐ Personal customer support and service; and
☐ Brand awareness.

The Company believes that it competes favorably based on these factors, particularly due to:
☐ National brand name;
☐ Highly responsive customer support and service;
☐ High reliability; and
☐ Competitive pricing.

The Company currently competes, or expects to compete, with the following types of companies:

☐	Local and regional ISPs and Computer Companies;
☐	National Internet Service Providers, such as, AOL Time Warner, MSN (Microsoft Network) and EarthLink;
☐	Local, regional and national broadband cable providers, such as Comcast and Cox Communications;
☐	Providers of Web hosting, co-location and other Internet-based business services;
☐	Computer hardware and other technology companies that provide Internet connectivity with their own or other products, including IBM and Microsoft;
☐	National telecommunication providers, such as Verizon, AT&T and Qwest;
☐	Regional Bell Operating Companies and local telephone companies;
☐	Providers of free or discount Internet service, including United Online;
☐	Terrestrial wireless and satellite providers, such as Hughes DIRECTWAY; and
☐	Non-profit or educational ISPs.

The Company’s primary competitors include large companies that have substantially greater market presence, brand-name recognition and financial resources than the Company presently enjoys. Secondary competitors include local or regional ISPs that may benefit from relationships within a particular community.

The residential broadband Internet access market is dominated by cable companies, telecommunications companies and CLECs who respectively offer Internet connectivity through the use of cable modems or Digital Subscriber Line (DSL) programs that provide high speed Internet access using the existing copper wire telephone infrastructure. Other alternative service companies provide Internet connectivity via wirelesses terrestrial and satellite-based service technologies. These competitors enjoy the advantage of being able to leverage their existing relationships with customers to promote high-speed Internet services. In addition, they provide incentives for customers to purchase Internet access by offering discounts for bundled service offerings (i.e., phone, video, Internet). While the Company is a reseller of DSL services, its profit margin is influenced by the aforementioned threats. Thus, should the Company be unable to provide technologically competitive service in the marketplace or compete with companies bundling Internet service with their products, its revenues and profit margins may decline.

Additionally, a new dial-up Internet access market segment has been created similar to the discount or “no frills” airlines. These ISPs deliver dial-up Internet access at substantially discounted rates with complimentary spam and virus protection, but charge their customers for technical support. Many ISPs have responded in turn by creating similar service and pricing plans and or reducing the cost of their traditional service plans to remain competitively viable. Similarly, a second dial-up market segment has emerged where value-added services including web acceleration, spyware and pop-up ad protection are delivered at a premium price. Thus, the Company believes that if it is unable to compete with lower-cost and premium service providers, its revenues and profit margins may decline.

To address these competitive challenges, the Company will continue to distinguish itself by offering competitively priced and packaged products, value-added services and proven customer support. The Company also believes that its ability to respond quickly and adroitly in providing solutions to its customers’ Internet needs will be a key advantage.

Government Regulations

There is currently only a small body of laws and regulations directly applicable to access or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined.

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

The Company provides its services through data transmissions over public telephone lines and other facilities provided by telecommunications companies.  These transmissions are subject to regulation by the Federal Communications Commission (FCC), state public utility commissions and foreign governmental authorities. However, the Company is not subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, as Internet services and telecommunications services converge or the services the Company offers expand, there may be increased regulation of its business, including regulation by agencies having jurisdiction over telecommunications services.  Additionally, existing telecommunications regulations affect the Company’s business through regulation of the prices it pays for transmission services and through regulation of competition in the telecommunications industry.

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

Employees

As of April 18, 2008, the Company employed nineteen full-time individuals.  Of these, the Company has three in management, one in sales and marketing, three in administration, and eleven technicians.  The Company also employed six part-time individuals.  Of these, the Company has five technicians and one in management. The Company’s employees are not unionized and it considers its relations with its employees to be favorable.

Available Information

Sitestar Corporation files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act.  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.  The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

The Company also has available though EDGAR its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 12,000 square feet office building in Martinsville, Virginia located at 29 West Main Street, Martinsville, VA 24112, which was acquired along with the acquisition of Neocom.  This facility houses a portion of the Company’s customer service and technical support functions.  Also located here is equipment needed to service many of its customers.  Neocom's principal note holders had a senior lien on the property, which has been lifted. This bank note was payable in monthly principal and interest installments of approximately $6,400 or $76,800 per annum with the balance due September 2003. This note has been refinanced into a term loan and has subsequently been paid in full and converted to a line of credit, which was paid in full and not renewed when it matured in 2007. The Company leases a 7,200 square feet office facility in Lynchburg, Virginia which serves as its corporate office.  Here the Company handles the executive, marketing, corporate accounting functions, customer service, technical support, and billing and houses Internet equipment. In addition, the Company markets local Internet service under the Lynchburg.net and SurfWithUs.net, sells computer hardware and services under the name Computers by Design and remanufactures toner and ink cartridges under the name CBD Toner Recharge at this location. This facility has an annual rent of $48,000. The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Frank R. Erhartic, Jr. a Company Director and Officer and this lease expires on November 1, 2010.

The Company cancelled the lease of a 2,500 square foot office facility in Mt. Airy, North Carolina effective October 31, 2005 where it sold computer hardware and services under the name of Computers by Design and sold Internet services under the name of Sitestar Advanced Internet Services. The Company also housed Internet equipment there to serve its customers in the Mt. Airy, North Carolina area. This facility had an annual rent of $6,000. The facility is located at 327 West Lebanon Street, Mt. Airy, NC 27030. It was leased from Nick Epperson on a month-to-month lease. The Company now out-sources the services to provide service for the customers in this area and the Company’s other offices provide technical and billing support for those customers previously provided at this location. The Company leases a 950 square foot office facility in Virginia Beach, Virginia where it sells computer hardware and services and sells Internet services under the name of Sitestar Exis.net. The Company also houses Internet equipment there to serve its customers in the Virginia Beach, Virginia area. This facility has an annual rent of $7,600 and is located at 333 Office Square Lane, Suite 103, Virginia Beach, VA 23462 and is leased from Kempsville Commons on a month-to-month lease.

The Company leases a 2,000 square foot office facility in Chatham, Ontario where it sells Internet services under the name of NetRover. The Company also houses Internet equipment there to serve its customers in Canada. This facility has an annual rent of $18,000 Canadian or approximately $18,500 in US dollars. The facility is located at 48 Fifth Street, Chatham, Ontario N7M 4V8 and is leased from Duff Enterprises and this lease expires in November 2008.

The Company anticipates that it may require additional space for its ISP operations as it expands, and it believes that it will be able to obtain suitable space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On or about January 16, 2008, the Company filed a Complaint in the Circuit Court in the Orange County Superior Court of the State of California against Frederick T. Manlunas, a former executive and director of the Company, for breach of contract, specific performance and declaratory relief. This matter has been assigned case no. 30-2008 00101457. The Company asserts that Mr. Manlunas failed to return 748,008 shares of the Company’s common stock as required by a Stock Redemption Agreement the Company signed with him. The Company is seeking monetary damages, the return of the shares, and attorneys’ fees and costs. Mr. Manlunas has been served with the Complaint and his response is due on approximately May 26, 2008.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing March 31, 2006:

	High	Low
2006
For the quarter ended March 31, 2006	$0.11	$0.10
For the quarter ended June 30, 2006	$0.07	$0.06
For the quarter ended September 30, 2006	$0.07	$0.07
For the quarter ended December 31, 2006	$0.07	$0.07
2007
For the quarter ended March 31, 2007	$0.13	$0.06
For the quarter ended June 30, 2007	$0.13	$0.11
For the quarter ended September 30, 2007	$0.16	$0.10
For the quarter ended December 31, 2007	$0.12	$0.09

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.10 on April 18, 2008.  As of April 18, 2008 he Company had 120 shareholders of record.  Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

EQUITY COOMPENSATION PLANS

We do not have any plans under which options, warrants or other rights to subscribe for or acquire shares of our common stock may be granted and there are outstanding no options, warrants or other rights to subscribe for or acquire shares of our common stock. From time to time, the Board of Directors may grant shares of our common stock to our officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal 2007.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued 2,050,000 shares of its common stock in connection with the purchase of NetRover Inc. effective January 1, 2006 as reflected in the Form 8-K filed with the SEC dated January 6, 2006. The Company has reacquired 2,000,000 of these shares and they were placed in treasury. On December 24, 2007 the Company issued 5,263,158 shares of its common stock in connection with a Stock Purchase Agreement as reflected in the Form 8-K filed with the SEC dated December 24, 2007.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

The following chart provides information regarding purchases of Company equities by the Company and affiliated purchasers over the last year:

PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 31, 2006	2,000,000	$0.100

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2007 and December 31, 2006 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The products and services that the Company provides include:
·    Internet access services;
·    Web acceleration services;
·    Web hosting services;
·    End-to-end e-commerce solutions; and
·    Toner and ink cartridge remanufacturing services.

The Company’s ISP division consists of multiple sites of operation and services customers throughout the U.S. and Canada. Sitestar products include narrow-band and broadband services supporting these products utilizing its own infrastructure and affiliations. Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2007 and 2006.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2007
	Corporate	Internet	Total
Revenue	$-	$6,567,264	$6,567,264
Cost of revenue	-	2,244,184	2,244,184
Gross profit	-	4,323,080	4,323,080
Operating expenses	61,812	3,305,098	3,366,910
Income (loss) from operations	(61,812)	1,017,982	956,170
Other income (expense)	-	(166,198)	(166,198)
Net income (loss)	$(61,812)	$851,784	$789,972

	For the year ended December 31, 2006
	Corporate	Internet	Total
Revenue	$-	$5,597,330	$5,597,330
Cost of revenue	-	1,602,180	1,602,180
Gross profit	-	3,339,150	3,995,150
Operating expenses	77,616	2,737,857	2,815,473
Income (loss) from operations	(77,616)	1,257,293	1,179,677
Other income (expense)	-	(187,292)	(187,292)
Net income (loss)	$(77,616)	$1,070,001	$992,385

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2007 and 2006.

	For the year ended December 31, 2007
	Corporate	Internet	Total
EBITDA	$(61,812)	$2,690,974	$2,629,162
Interest expense	-	(158,734)	(158,734)
Taxes	-	-	-
Depreciation	-	(58,534)	(58,534)
Amortization	-	(1,621,922)	(1,621,922)
Net income (loss)	$(61,812)	$851,784	$789,972

	For the year ended December 31, 2006
	Corporate	Internet	Total
EBITDA	$(77,616)	$2,321,537	$2,243,921
Interest expense	-	(206,854)	(206,854)
Taxes	-	-	-
Depreciation	-	(71,687)	(71,687)
Amortization	-	(972,995)	(972,995)
Net income (loss)	$(77,616)	$1,070,001	$992,385

YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

REVENUE. Revenue for the year ended December 31, 2007 increased by $969,934 or 17.3% from $5,597,330 for the year ended December 31, 2006 to $6,567,264 for the same period in 2007.  The increase in Internet sales is attributed to the acquisition of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of Internet Service Providers, folding them into operations to provide future revenues. These new acquisitions, for the year ended December 31, 2007, yielded approximately $2,196,000 in additional net revenues. The Company also plans to market more aggressively on a national level utilizing scalable tactics and targeting a much larger Internet customer base.

COST OF REVENUE. Costs of revenue for the year ended December 31, 2007 increased by $642,004 or 40.1% from $1,602,180 for the year ended December 31, 2006 to $2,244,184 for the same period in 2007. The increase is due primarily to providing services to recently acquired customers. Telecommunication expenses increased by $724,238 or 55.4% from $1,306,287 for the year ended December 31, 2006 to $2,030,525 for the same period in 2007. This increase can be attributed substantially to the two largest acquisitions consummated in the year ended December 31, 2007 which had not realized anticipated economies. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies by acquiring wholesale providers.

OPERATING EXPENSES.    Selling, general and administrative expenses increased $551,437 or 19.6% from $2,815,473 for the year ended December 31, 2006 to $3,366,910 for the same period in 2007.  This is due primarily to an increase in amortization expense. Amortization expense, including impairment increased $597,423 or 58.3% from $1,024,499 for the year ended December 31, 2006 to $1,621,922 for the same period in 2007. This increase is directly related to recently acquired customers.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2007 decreased by $48,120 or 23.3% from $206,854 for the year ended December 31, 2006 to $158,734 for the same period in 2007.  This decrease was a result of an average lower level of borrowing and more favorable interest rates.

BALANCE SHEET.   Net accounts receivable increased $129,237 or 75.7% from $170,626 on December 31, 2006 to $299,863 on the same date in 2007.  This increase is substantially due to the addition of the customer base from recent acquisitions. Customer list increased $3,759,402 or 218.4% from $1,721,233 on December 31, 2006 to $5,480,635 on December 31, 2007. This increase is substantially due to acquisitions made during the year ended December 31, 2007 less associated amortization. Other assets increased $240,070 or 54.9% from $437,197 on December 31, 2006 to $677,267 on December 31, 2007. This increase is substantially due to the recognition of non competition agreements associated with acquisitions made during the year ended December 31, 2007. Inventory decreased $48,847 or 40.9% from $119,586 on December 31, 2006 to $70,739 on December 31 2007.  This decrease is primarily a result of writing down inventory used in repairs services and the liquidation of slower moving items. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale. Accounts payable decreased by $27,101 or 25.6% from $105,814 on December 31, 2006 to $78,713 for the same period in 2007.

Accrued expenses decreased by $288,195 or 67.6% from $426,216 on December 31, 2006 to $138,021 on December 31, 2007.  The net decrease is primarily the result of recognizing the liability to repurchase treasury shares of $125,000 issued in 2006 and the termination of an affiliate relationship.  Deferred revenue increased by $772,840 or 131.3% from $588,766 on December 31, 2006 to $1,361,606 on December 31, 2007 representing primarily new customers that have prepaid for services on December 31, 2007. Total notes payable, including notes payable to shareholders, increased $2,439,355 or 201.4% from $1,211,034 on December 31, 2006 to $3,650,389 on December 31, 2007.  This is primarily result of the purchase of USA Telephone assets. As of April 2008, the Company has paid down entirely the principal balance of a $300,000 line of credit used to finance the acquisition of the USA Telephone assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $232,249 and $129,453 at December 31, 2007 and at December 31, 2006, respectively. EBITDA was $2,629,162 for the year ended December 31, 2007 as compared to $2,243,921 for the year ended December 31, 2006.

	2007	2006
EBITDA for the year ended December 31,	$2,629,162	$2,243,921
Interest expense	(158,734)	(206,854)
Taxes	-	-
Depreciation	(58,534)	(71,687)
Amortization	(1,621,922)	(972,995)
Net income for the year ended December 31,	$789,972	$992,385

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the company’s highest exposure to collection risk. To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to speed up the collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The balance in the Current category increased from 51.2% to 57.2% of total accounts receivable from December 31, 2006 to December 31, 2007.  The balance in the 30+ day category decreased from 26.1% to 24.1% of total accounts receivable from December 31, 2006 to December 31, 2007.  The balance in the 60+ day category decreased from 22.7% to 18.7% of total accounts receivable from December 31, 2006 to December 31, 2007.
The aging of accounts receivable as of December 31, 2007 and 2006 is as shown:

	2007		2006
Current	$171,446	57.2%	$87,399	51.2%
30 +	72,337	24.1%	44,574	26.1%
60 +	56,080	18.7%	38,653	22.7%
90 +	-	-%	-	-%
Total	$299,863	100.0%	$170,626	100.0%

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	20

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2007 and 2006	21-22

Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006	23

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007 and 2006	24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	25

Notes to Consolidated Financial Statements	26-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sitestar Corporation
7109 Timberlake Road, Suite 201
Lynchburg, VA 24502

We have audited the accompanying consolidated balance sheets of Sitestar Corporation, (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. The Company’s management is responsible for the financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sitestar Corporation, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

May 15, 2008

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

ASSETS

CURRENT ASSETS	2007	2006
Cash and cash equivalents	$232,249	$129,453
Accounts receivable, net of allowances of $22,641 and $15,695	299,863	170,626
Prepaid expenses	16,529	23,676
Total current assets	548,641	323,755
PROPERTY AND EQUIPMENT, net	236,782	274,269
CUSTOMER LIST, net of accumulated amortization of $5,237,054 and $3,716,215	5,480,635	1,721,233
GOODWILL, net	1,288,559	1,288,559
OTHER ASSETS	677,267	437,197

TOTAL ASSETS	$8,231,884	$4,045,013

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2007	2006
Accounts payable	$78,713	$105,814
Accrued expenses	138,021	426,216
Deferred revenue	1,361,606	588,766
Notes payable, current portion	1,268,866	286,114
Note payable - stockholders, current portion	-	46,861
Total current liabilities	2,847,206	1,453,771

NOTES PAYABLE, less current portion	1,694,836	63,113
NOTES PAYABLE - STOCKHOLDERS, less current portion	686,687	814,946

TOTAL LIABILITIES	5,228,729	2,331,830

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares authorized, 91,326,463 and 88,063,305 shares issued and outstanding	91,326	88,063
Additional paid-in capital	13,880,947	13,651,157
Treasury Stock, $0.001 par value, 2,955,147 and 8,218,305 common shares	(63,030)	(329,977)
Accumulated deficit	(10,906,088)	(11,696,060)
Total stockholders' equity	3,003,155	1,713,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,231,884	$4,045,013

 The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUE	$6,567,264	$5,597,330

COST OF REVENUE	2,244,184	1,602,180

GROSS PROFIT	4,323,080	3,995,150

OPERATING EXPENSES
Selling, general and administrative expenses	3,236,860	2,763,969
Customer list impairment	130,050	51,504
TOTAL OPERATING EXPENSES	3,366,910	2,815,473

INCOME FROM OPERATIONS	956,170	1,179,677

OTHER INCOME (EXPENSES)
Gain on disposal of assets	(7,464)	19,562
Interest expense	(158,734)	(206,854)
TOTAL OTHER INCOME (EXPENSES)	(166,198)	(187,292)

INCOME BEFORE INCOME TAXES	789,972	992,385

INCOME TAXES	-	-

NET INCOME	$789,972	$992,385

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	87,819,037	88,050,778

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2005	86,013,305	$86,013	$13,450,207	$(129,977)	$(12,536,311)	$(869,932)
Issuance of shares for subsidiary	2,050,000	2,050	200,950	-	-	203,000
Issuance of shares for subsidiary	-	-	-	(200,000)	-	(200,000)
Purchase of subsidiary	-	-	-	-	(152,134)	(152,134)
Net income	-	-	-	-	992,385	992,385
Balance at December 31, 2006	88,063,305	88,063	13,651,157	(329,977)	(11,696,060)	1,713,183
Repurchase of acquisition shares	(2,000,000)	(2,000)	(198,000)	200,000		-
Issuance of shares	5,263,158	5,263	427,790	66,947		500,000
Net income					789,972	789,972
Balance at December 31, 2007	91,326,463	$91,326	$13,880,947	$(63,030)	$(10,906,088)	$3,003,155

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$789,972	$992,385
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization expense	1,680,456	1,096,186
Bad debt expense	6,947	1,860
(Increase) decrease in accounts receivable	(136,184)	(28,569)
(Increase) decrease in prepaid expenses	7,147	(23,676)
Increase (decrease) in accounts payable	(27,101)	25,630
Increase (decrease) in accrued expenses	(288,194)	134,262
Increase (decrease) in deferred revenue	772,840	267,211
Net cash provided by operating activities	2,805,883	2,465,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,033)	(31,175)
Purchase of customer list	(5,280,242)	(1,251,173)
(Purchase) sale of assets held for resale	48,833	4,000
Purchase of subsidiary	-	(152,134)
Purchase of domain name for resale	-	(200,000)
Purchase of non-competition agreements	(390,000)	(25,000)
Net cash used in investing activities	(5,642,442)	(1,655,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	23,386	136,287
Net proceeds from notes payable	3,411,002	887,488
Issuance of common stock	500,000
Repayment of notes payable	(796,527)	(1,572,452)
Repayment of notes payable - stockholders	(198,506)	(167,724)
Net cash used in financing activities	2,939,355	(716,401)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,796	93,406
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	129,453	36,047
CASH AND CASH EQUIVALENTS - END OF YEAR	$232,249	$129,453

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2007 and 2006, the Company paid no income taxes and paid interest expense of $159,000 and $207,000.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2006 the Company issued 2,050,000 shares of common stock in connection with the acquisition of NetRover Inc. and subsequently repurchased the 2,000,000 shares and placed them in treasury. During the year ended December 31, 2007 the Company issued 5,263,158 shares of common stock per a Stock Purchase Agreement dated December 24, 2007.

During the years ended December 31, 2007 and December 31, 2006 the Company recognized $130,050 and $51,504 as impairment to customer list in addition to scheduled amortization.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
Sitestar Corporation (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., was known as Holland American International Specialties (HAIS)), (the Company), began operations on June 1, 1997, under a partnership agreement, and was incorporated in Nevada on November 4, 1997.  On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.” The Company was in the International specialty foods distribution business.  In 1999, through the acquisition of two Internet Service Providers, the Company changed from a food distribution company to an Internet holding company.  The Company services customers throughout the U.S. and Canada with multiple sites of operation. Sitestar is headquartered in Lynchburg, Virginia.

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

For the years ended December 31, 2007 and 2006, bad debt expense was $462,874 and $435,506. As of December 31, 2007 and 2006, accounts receivable consists of the following:

	2007	2006
Gross accounts receivable	$322,504	$186,321
Less allowance for doubtful accounts	(22,641)	(15,695)
	$299,863	$170,626

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

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

The sale of the assets associated with Sitestar Applied Technologies does not fall under the reporting requirements of SFAS No. 144. The Company is maintaining a financial interest in the operations of Servatus Development, LLC, the purchasing entity, and in addition, still maintains programming services for its customers. Per the Definitive Agreement to sell the assets, the Company is entitled to 20% of the gross revenue of Servatus for the first four years of operations. Also per the Definitive Agreement, the Company maintains the rights to the crisis management software developed by Sitestar Applied Technologies.

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

The Company's customer lists are being amortized over three years.  Amortization expense for the customer lists was $1,520,839 and $951,111 for the years ended December 31, 2007 and 2006. Amortization of customer lists for the years ended December 31, 2008, 2009 and 2010 is expected to be $2,476,121, $1,751,797 and $1,192,405, respectively.  In accordance with SFAS No. 142, amortization of goodwill ceased effective January 1, 2002.  For the year ended December 31, 2007 there was no impairment of goodwill.

Inventory
Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in - first out basis) or market. Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale. The retail operations of Sitestar Corporation, Computers by Design has changed the focus of generating revenue from building new equipment to providing professional services, repairing and maintaining customer systems. This shift in direction, precipitated by eroding profit margins resulting from intense competition, has slowed inventory turns of hardware used in building equipment for resale. While inventory maintains a marketable value, it is integrated into sales at a reduced rate as repairs to equipment as opposed to becoming a component in a constructed system. Consumers will reasonably continue to use the technology level of equipment represented by Sitestar inventory, and therefore, will continue for the near future to be required components in the repair and maintenance of their systems. It is for these reasons that inventory was reclassified from current assets to other assets held for resale to more properly reflect its use. Inventory was valued on December 31, 2007 and 2006 at $70,739 and $119,586.

Deferred Revenue
Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

Revenue Recognition
The Company recognizes revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, “Software Revenue Recognition.” Product revenue is recognized when the Company delivers the product to the customer and the Company believes that collecting the revenue is probable.  The Company usually has agreements with its customers to deliver the requested product for a fixed price.  Any insignificant post-contract support (PCS) obligations are accrued for at the time of the sale. PCS that is bundled with an initial licensing fee and is for one year or less is recognized at the time of the initial licensing, if collecting the resulting receivable is probable. The estimated cost to the Company to provide such services is minimal and historically, the enhancements offered during the PCS period have been minimal. The Company sells PCS under a separate agreement.  The agreements are for one to two years with a fixed number of hours of service for each month of the contract.  The contract stipulates a fixed monthly payment, non-refundable, due each month and any service hours incurred above the contractual amount are billed as incurred.  Revenue is recognized under these agreements ratably over the term of the agreement.  Revenue for services rendered in excess of the fixed monthly hours contained in the contracts are recognized as revenue as incurred.

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

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2007 and 2006 were approximately $57,000 and $76,000, respectively.
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

Income Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive securities. The following table represents the calculations of basic and diluted income per share:

	2007	2006
Net income available to common shareholders	$789,972	$992,385
Weighted average number of common shares	87,819,037	88,050,778
Basic and diluted income per share	$.01	$.01

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of and for the years ended December 31, 2007 and 2006, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company currently is evaluating whether to elect the option provided for in this standard.
In December 2007, the FASB issued FASB Statement No. 141, Business Combinations (FAS 141). This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, determines what information to disclose. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company may not apply it before that date. The Company is currently evaluating the effect of the adoption of FAS No. 141, but believes it will not have a material impact on its financial position or on the results of operations.

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (FAS 160). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of FAS No. 141, but believes it will not have a material impact on its financial position or on the results of operations.

NOTE 2 - ACQUISITIONS

NetRover Inc.
Effective January 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired 100% of the issued and outstanding shares of stock of NetRover Inc., a Canadian ISP and web services corporation. The transaction consists of the acquisition of customers including dial-up and DSL Internet subscribers, web hosting and other business accounts. The total purchase price was $604,544 representing the fair value of the company, paid by a down payment of 2,000,000 shares of the Company’s common stock, with the balance represented by a non-interest bearing note payable by the Company to Isomedia, Inc. with the note paid in full by a balloon payment on January 6, 2007.

The fair value of assets acquired is summarized as follows:

Customer list	$594,535
Non-compete agreement	10,000
Purchase price	$604,535

Prolynx
Effective March 16, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Prolynx, Inc., a Colorado ISP. The total purchase price was $90,000 representing the fair value of the net assets acquired paid in the form of the Company’s assumption of $90,000 in operating expenses accrued by Prolynx.

The fair value of assets acquired is summarized as follows:

Accounts receivable	$4,310
Fixed assets	5,500
Customer list	92,029
Non-compete agreement	5,000
Deferred revenue	(16,839)
Purchase price	$90,000

Because the acquisition of Prolynx was consummated on March 16, 2006, there are limited results of operations of this company for the year ended December 31, 2006 included in the accompanying December 31, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2006 and reflects the results of operations of the Company as if the acquisition of Prolynx had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$5,699,866
Gross profit	$4,065,262
Selling, general and administrative expenses	$2,867,460
Net income	$990,948
Basic income per share	$0.01

First Net
Effective July 1, 2006, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of First Net, an Ohio ISP. The total purchase price was $725,000 representing the fair value of the assets acquired which consisted of a $250,000 cash payment at closing with the balance paid in six equal monthly payments beginning August 2006.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $590,810 as of September 30, 2006. Because the acquisition of First Net was consummated on July 1, 2006, there are limited results of operations of this company for the year ended December 31, 2006 included in the accompanying December 31, 2007 and 2006 consolidated financial statements.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Domain name	$200,000
Accounts receivable	31,732
Customer list	564,425
Non-compete agreement	10,000
Deferred revenue	(231,815)
Purchase price	$574,342

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2006 and reflects the results of operations of the Company as if the acquisition of First Net had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$6,221,332
Gross profit	$4,421,833
Selling, general and administrative expenses	$3,166,993
Net income	$1,048,046
Basic income per share	$0.01

Magnolia Internet Services
Effective February 1, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Magnolia Internet Services, Inc., an Arkansas ISP. The total purchase price was $113,812 representing the fair value of the assets acquired which consisted of a $12,000 cash payment at closing and the balance was paid in eleven equal monthly payments beginning March 2007.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $108,470 as of March 30, 2007. Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are limited results of operations of this company for the years ended December 31, 2006 included in the accompanying December 31, 2007 and 2006 consolidated financial statements.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$93,992
Non-compete agreement	10,000
Equipment	10,000
Deferred revenue	(5,522)
Purchase price	$108,470

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2006 and reflects the results of operations of the Company as if the acquisition of Magnolia Internet Services had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$5,744,550
Gross profit	$4,095,817
Selling, general and administrative expenses	$2,903,079
Net income	$981,849
Basic income per share	$0.01

OW Holdings, Inc.
Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., an ISP having customers throughout the Rocky Mountain region. The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing and the balance was paid in ninety days. The purchase price has been adjusted down to $802,452 as of May 31, 2007. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Accounts receivable	$(2,098)
Customer list	870,680
Non-compete agreement	25,000
Equipment	10,000
Deferred revenue	(101,130)
Purchase price	$802,452

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are limited results of operations of this company for the year ended December 31, 2007 and December 31, 2006 included in the accompanying December 31, 2007 and 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2007 and December 31, 2006 and reflects the results of operations of the Company as if the acquisition of OW Holdings had been effective January 1, 2006.

The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$6,772,019
Gross profit	$4,798,384
Selling, general and administrative expenses	$3,369,594
Net income	$1,166,898
Basic income per share	$0.01

AlaNet Internet Services
Effective June 21, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of AlaNet Internet Services, Inc., an Alabama ISP. The acquisition augments the Company's Internet presence in the deep-south region. The total purchase price was $51,306 representing the fair value of the assets acquired which consisted of a $4,275 cash payment at closing with the balance to be paid in eleven monthly installments beginning July 2007. The purchase price has been adjusted down to $47,800.

Because the acquisition of AlaNet Internet Services was consummated on June 21, 2007, there are limited results of operations of this company for the years ended December 31, 2007 included in the accompanying December 31, 2007 and 2006 consolidated financial statements. The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2007 and December 31, 2006 and reflects the results of operations of the Company as if the acquisition of AlaNet had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$5,659,883
Gross profit	$4,037,923
Selling, general and administrative expenses	$2,851,643
Net income	$977,530
Basic income per share	$0.01

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Accounts receivable	$3,880
Customer list	58,549
Non-compete agreement	5,000
Deferred revenue	(21,800)
Purchase price	$45,629

United Systems Access, Inc.
Effective November 1, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of United Systems Access, Inc. (d/b/a USA Telephone), a corporation with headquarters in Maine. The total purchase price was $3,750,000 representing the fair value of the assets acquired which consisted of a $1,000,000 cash payment at closing with a second $1,000,000 in 30 days with the remaining balance due in 36 monthly installments beginning January 2008. Net post closing collections on account and vendor payments of $425,659 by USA Telephone reduced the remaining balance of the purchase price to $1,574,341.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$4,292,656
Non-compete agreement	350,000
Deferred revenue	(892,656)
Purchase price	$3,750,000

Because the acquisition of USA Telephone was consummated effective November 1, 2007, there are limited results of operations of this company for years ended December 31, 2007 included in the accompanying December 31, 2007 and December 31, 2006 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2007 and December 31, 2006 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2006.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2006
Net sales	$6,408,497
Gross profit	$4,549,814
Selling, general and administrative expenses	$3,108,632
Net income	$1,222,576
Basic income per share	$0.01

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

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	9,500	9,500
Computer equipment	1,129,061	1,108,028
Furniture and fixtures	59,862	59,862
	1,421,789	1,400,756
Less accumulated depreciation	(1,185,007)	(1,126,487)
	$236,782	$274,269

Depreciation expense was $58,534 and $71,687 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 consist of the following:
	2007	2006
Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% and 9.75% as of December 31, 2007 and 2006 respectively). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	$58,242	$74,573

Bank note paid in monthly interest and principal payments of $2,400 and due November 2008.  Interest was payable at an annual rate of prime plus 1.5% (6.75% as of December 31, 2004).  The note was secured by a deed of trust against personal residences of three stockholders and the Company’s building. Also, the bank had a blanket lien against all other current and future assets of Sitestar.net. This note was refinanced on February 9, 2004 into a line of credit due on February 1, 2005 with a principal limit of $165,000 and daily deposit account sweeps. On February 1, 2005, February 1, 2006 the note was renewed for another year. However, on February 1, 2007 the note was paid in full and not renewed. Interest was payable at an annual rate of prime plus .75% (8.0% as of December 31, 2006). The note was secured by a deed of trust on the Company’s building and was personally guaranteed by officers and directors of the Company.
	-	57,362

Non-interest bearing amount due on acquisition of NetRover Inc. was paid in eleven monthly installments of $16,856; a balloon payment was paid in January 2007 of $217,292.	-	217,292

Bank line of credit issued on April 12, 2007 with a principal limit of $300,000. Interest is payable at an annual rate of prime plus .25% (7.50% as of December 31, 2007). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company. In April 2008 the principal balance was zero.	300,000

Non-interest bearing amount due on acquisition of AlaNet Internet Services payable in eleven monthly installments of $4,276 through April 2008.	20,807

Bank note payable in twelve monthly interest and principal payments of $30,650. Interest is payable at an annual rate of 9.25%. The note is guaranteed by stockholders of the Company and secured by shares of Company stock owned by the stockholders.	322,048

Bank note payable in twenty four monthly interest and principal payments of $21,167. Interest is payable at an annual rate of 8.5%. The note is guaranteed by stockholders of the Company and secured by shares of Company stock owned by the stockholders.	438,264

Bank bridge note payable on February 1, 2008. Interest is payable at an annual rate of 8.5%. The note was refinanced on February 21, 2008 at an annual interest rate of 8.5% and is payable in twelve payments of $21,760 and is personally guaranteed by stockholders of the Company and secured by real estate owned by stockholders of the Company.	250,000

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	1,574,341

Less current portion	(1,268,866)	(286,114)

Long-term portion	$1,694,836	$63,113

 The future principal maturities of these notes are as follows:

Year ending December 31, 2008	$1,268,866
Year ending December 31, 2009	365,382
Year ending December 31, 2010	160,903
Year ending December 31, 2011	73,907
Year ending December 31, 2012	1,094,644
Thereafter	-
Total	$2,963,702

NOTE 6 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2007 and 2006 consist of the following:

	2007	2006
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2010.	$527,117	$663,242

Note payable to stockholders issued as part of the Purchase price of Advanced Internet Services, Inc. The note was repaid in 24 quarterly installments of $51,078 beginning in September 2001 and is non-interest bearing. The imputed annual interest rate for this note was 36%.	-	46,861

Note payable to stockholder. The note is payable on January 1, 2010 and bears interest at an annual rate of 8.0%.	104,585	96,720

Note payable to stockholder. The note is payable on January 1, 2010 and bears interest at an annual rate of 8.0%.	54,985	54,984
	686,687	861,807

Less current portion	-	(46,861)

Long-term portion	$686,687	$814,946

The future principal maturities of these notes are as follows:

Year ending December 31, 2008	$-
Year ending December 31, 2009	-
Year ending December 31, 2010	686,687
Year ending December 31, 2011	-
Year ending December 31, 2012	-
Total	$686,687

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2007 and 2006 was $77,175 and $97,775, respectively.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2008	$71,049
2009	15,444
Total	$86,493

Litigation

On or about January 16, 2008, the Company filed a Complaint in the Circuit Court in the Orange County Superior Court of the State of California against Frederick T. Manlunas, a former executive and director of the Company, for breach of contract, specific performance and declaratory relief. This matter has been assigned case no. 30-2008 00101457. The Company asserts that Mr. Manlunas failed to return 748,008 shares of the Company’s common stock as required by a Stock Redemption Agreement the Company signed with him. The Company is seeking monetary damages, the return of the shares, and attorneys’ fees and costs. Mr. Manlunas has been served with the Complaint and his response is due on approximately May 26, 2008.

NOTE 8 - STOCKHOLDERS' EQUITY

Classes of Shares
The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock
Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2007, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock
During the year ended December 31, 2006 the Company issued 2,050,000 shares of common stock in connection with the acquisition of NetRover Inc. and subsequently repurchased 2,000,000 shares and placed them in treasury. During the year ended December 31, 2007 the Company issued 5,263,158 shares of common stock in connection with an Asset Purchase Agreement.

NOTE 9 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2007 and 2006 is as follows:

	2007	2006
Federal income tax rate	34.0%	34.0%
Effect of net operating loss	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accounts receivable	$4,000	$4,000
Intangible assets	1,747,000	1,747,000
Loss carry forwards	1,298,000	1,298,000
Less valuation allowance	(3,049,000)	(3,049,000)
	$-	$-

At December 31, 2007, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards of approximately $1,300,000 expire starting in 2012.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2008.  For the years ended December 31, 2007 and 2006, the Company paid this stockholder $48,300 and $46,200, respectively, for rent on this office building.

NOTE 11 - SEGMENT INFORMATION

The Company has two business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into two reportable segments: Corporate and Internet.  The Corporate group is the holding company which oversees the operating of the Internet group and arranges financing.  The Internet group provides Internet access to customers throughout the U.S. and Canada.

The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2007 and 2006:

	December 31, 2007
	Corporate	Internet	Consolidated
Revenue	$-	$6,567,264	$6,567,264
Operating income (loss)	$(61,812)	$1,017,982	$956,170
Depreciation and amortization	$-	$1,680,456	$1,680,456
Interest expense	$-	$(158,734)	$(158,734)
Goodwill	$-	$1,288,559	$1,288,559
Identifiable assets	$-	$7,146,259	$7,146,259

	December 31, 2006
	Corporate	Internet	Consolidated
Revenue	$-	$5,597,330	$5,597,330
Operating income (loss)	$(77,616)	$1,257,293	$1,179,677
Depreciation and amortization	$-	$1,044,682	$1,044,682
Interest expense	$-	$(206,854)	$(206,854)
Goodwill	$-	$1,288,559	$1,288,559
Identifiable assets	$-	$4,384,039	$4,384,039

NOTE 12 - SUBSEQUENT EVENTS

Effective March 1, 2008, the Company entered into a Definitive Agreement acquiring the Internet based assets of Comcation Inc., a Delaware corporation. The Definitive Agreement consisted of the acquisition of the Internet related assets and a non-compete agreement of the company. Effective April 1, 2008, the Company entered into a Definitive Agreement acquiring the Internet based assets of N2 the Net Inc., a Tennessee corporation. The Definitive Agreement consisted of the acquisition of the Internet related assets and a non-compete agreement of the company. Effective May 1, 2008, the Company entered into a Definitive Agreement acquiring the Internet based assets of Dial Assurance, a Georgia corporation. The Definitive Agreement consisted of the acquisition of the Internet related assets and a non-compete agreement of the company.

NOTE 13 - ALLEVIATION OF GOING CONCERN

At September 30, 2007, the Company reported that it had a working capital deficiency of $566,269. This condition raised substantial doubt about the Company's ability to continue as a going concern at that time.

The Company had income from operations for each of the two years ended December 31, 2007 of $956,170 and $1,179,677. The Company also had positive cash flows from operations of $2,812,829 and 2,465,289 for the two years ended December 31, 2007. In addition, the Company projects positive cash flows for the next twelve months. With this positive trend of operating income, cash flows, and projected cash flow over the next twelve months, the Company’s management considers the facts and circumstances, which raised substantial doubt about the Company’s ability to continue as a going concern, to be alleviated.

The Company also plans to continue to increase revenue by acquiring customers in target markets at competitive prices and selling value-added products and services to the existing customer base to maximize average revenue per user (ARPU). The Company will continue to reduce overall operating expenses by leveraging economies of scale, deployment of new technologies, and reducing supplier costs by securing more favorable rates and terms through wholesale partnerships and other methods

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A.  CONTROLS AND PROCEDURES

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no significant changes to our internal controls over financial reporting that could significantly affect internal controls during the last fiscal quarter ended December 31, 2007.

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

ITEM 8A(T).  CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal controls over our financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted principles. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Inherent Limitations of the Effectiveness of Internal Control.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

ITEM 8B.  CONTROLS AND PROCEDURES OTHER INFORMATION

None

PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	39	President, CEO, Director	October 2001
Julia E. Erhartic	40	Secretary, Director	October 2001
Daniel Judd	51	CFO, Director	June 2004

Frank Erhartic, Jr., 39, Mr. Erhartic guides Sitestar’s long-term market strategies and investments, oversees all product research and development and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a Sitestar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner remanufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by Sitestar in 2000.  He was named President and CEO in 2002, and has led the growth of the Company’s customer base through as series of acquisitions.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications and is a graduate of Virginia Tech with degrees in both Management and Finance.

Julia Erhartic, 40, Ms. Erhartic graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and then shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Dan Judd, 51, Mr. Judd has over thirty years of experience in accounting and management, he oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions at several manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

TERM OF DIRECTORS:

Director	Expiration of term
Frank R. Erhartic, Jr.	December 31, 2008
Julia Erhartic	December 31, 2008
Dan Judd	December 31, 2008

Section 16(a) Beneficial Ownership Reporting Compliance Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ownership and changes in ownership of common stock and other equity securities of the Company.  Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2007 all of our executive officers and directors complied with the requirements of Section 16 (a).

The Company has adopted a code of ethics and is available on the Company’s website www.sitestar.com under Investor Relations.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Frank R, Erhartic, Jr., Principal Executive Officer (PEO)	2007	72,500							72,500
	2006	72,500							72,500
Daniel Judd, Principal Financial Officer (PFO)	2007	45,200							45,200
	2006	40,000							40,000
Julie E. Erhartic, (Officer)	2007	13,000							13,000
	2006	13,000							13,000

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $72,500 and $72,500 for the years ended December 31, 2007 and 2006, respectively. He received no other compensation. Daniel Judd, CFO and Director earned a salary of $45,200 and $40,000 for the years ended December 31, 2007 and 2006, respectively. He received no other compensation. Julie E. Erhartic, Secretary and Director, earned a salary of $13,000 and $13,000 for the years ended December 31, 2007 and 2006, respectively. She received no other compensation.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2007 and 2006.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2007 and 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00

Daniel Judd, Director							$0.00

Julie E. Erhartic, Director							$0.00

There were no Director compensation other than salary for the years ended December 31, 2007 and 2006.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of April 18, 2008 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)

Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	24,583,980	26.92%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	133,865	00.15%
All directors and officers As a group (3 persons)	24,717,845	27.07%

 (1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 91,326,463 shares of common stock outstanding as of April 18, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters located at 7109 Timberlake Road, Suite 201, Lynchburg, VA 24502 from Frank R. Erhartic, Jr., a stockholder of the Company pursuant to a lease agreement entered into on November 23, 2003. Pursuant to the lease agreement, the Company pays Mr. Erhartic rent in the amount of $48,000 per year. The lease agreement expires on November 1, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

On April 23, 2008, the Company retained Bagell, Josephs, Levine & Company, L.L.C. as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ending December 31, 2007. Bagell, Josephs, Levine & Company, L.L.C. performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2006.

Audit Fees

Bagell, Josephs, Levine & Company, L.L.C. will be paid aggregate fees of approximately $53,000 for the fiscal year ended December 31, 2007 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during the fiscal year ended December 31, 2008.

Audit Related Fees

Bagell, Josephs, Levine & Company, L.L.C. is engaged for aggregate fees of approximately $53,000 for the fiscal year ended December 31, 2007 and for the first three quarters of 2008 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

All Other Fees

Bagell, Josephs, Levine & Company, L.L.C. was not paid any other fees for professional services during the fiscal years ended December 31, 2007 and December 31, 2006.

AUDIT COMMITTEE

The Company does not have an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2008

SITESTAR CORPORATION

By: /s/ Frank Erhartic, Jr.
Frank Erhartic, Jr. President, Chief Executive Officer

By: /s/ Daniel A. Judd
Daniel A. Judd Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive Officer,	May 16, 2008
Frank Erhartic, Jr.	Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	May 16, 2008
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	May 16, 2008
Julie Erhartic