Form 10-Q
period 2008-03-31
SITESTAR CORP
filed 2008-05-20
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(434) 239-4272
(Issuer's telephone number)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company” in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Large Accelerated Filer ☐             Accelerated Filer ☐       Non-Accelerated Filer ☐        Smaller Report Company ☒
(Do not check if a smaller reporting Company)

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 20, 2008, the issuer had 91,326,463 shares of common stock issued and outstanding.

SITESTAR CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS

	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$235,931	$232,249
Accounts receivable, net of allowance of $54,548 and $22,641	622,044	299,863
Prepaid expenses	21,467	16,529
Total current assets	879,442	548,641

PROPERTY AND EQUIPMENT, net	227,489	236,782
CUSTOMER LIST, net of accumulated amortization of $5,901,699 and $5,237,054	4,868,323	5,480,635
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	633,502	677,267

TOTAL ASSETS	$7,897,315	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
MARCH 31, 2008 AND DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$94,277	$78,713
Accrued expenses	163,943	138,021
Deferred revenue	1,375,947	1,361,606
Notes payable	1,051,996	1,268,866

Total current liabilities	2,686,163	2,847,206

NOTES PAYABLE, less current portion	1,304,320	1,694,836
NOTES PAYABLE - STOCKHOLDERS	599,677	686,687

TOTAL LIABILITIES	4,590,160	5,228,729

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on March 31, 2008 December 31, 2007	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, $.001 par value, 2,955,147 common shares on March 31, 2008 and December 31, 2007	(63,030)	(63,030)
Accumulated deficit	(10,602,088)	(10,906,088)

Total stockholders’ equity	3,307,155	3,003,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,897,315	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

REVENUE	$2,544,545	$1,439,981

COST OF REVENUE	825,218	391,026

GROSS PROFIT	1,719,327	1,048,955

OPERATING EXPENSES:
Selling general and administrative expenses	1,365,092	708,395

INCOME FROM OPERATIONS	354,235	340,560

OTHER (EXPENSE)	(50,235)	(31,992)

INCOME BEFORE INCOME TAXES	304,000	308,568

INCOME TAXES	—	—

NET INCOME	$304,000	$308,568

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	91,326,463	88,013,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304,000	$308,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	722,410	305,855
Bad debt expense	31,907	2,534
(Increase) decrease in:
Accounts receivable	(354,088)	(19,264)
Prepaid expenses	(4,938)	4,949
Increase (decrease) in:
Accounts payable	15,564	(52,331)
Accrued expenses	25,922	(152,444)
Deferred revenue	14,341	90,340

Net cash provided by operating activities	755,118	488,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	292	11,609
Purchase of property and equipment	—	(21,033)
Purchase of non-compete	(5,000)	(35,000)
Purchase of customer list	(52,333)	(966,143)

Net cash (used in) investing activities	(57,041)	(1,010,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	27,683	976,196
Repayment of notes payable - stockholders	(87,010)	(46,861)
Repayment of notes payable	(635,068)	(304,440)

Net cash provided by (used in) financing activities	(694,395)	624,895

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,682	102,535

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	232,249	129,453

CASH AND CASH EQUIVALENTS -END OF PERIOD	$235,931	$231,988

 See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2008 and 2007, the Company paid no income taxes and paid interest expense of approximately $72,000 and $35,000.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2008, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 - EARNINGS PER SHARE

The Financial Accounting Standards (FAS) No. 128, "Accounting for Earnings Per Share" requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period.

	March 31, 2008	March 31, 2007
Net income available to common shareholders	$304,000	$308,568
Weighted average number of common shares	91,326,463	88,013,305
Basic and diluted income per share	$.00	$.00

NOTE 3 - COMMON STOCK

During the three months ended March 31, 2008, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENT INFORMATION

The Company has two business units that have been aggregated into two reportable segments: Corporate and Internet.

The Corporate group is the holding company and oversees the operation of the other business units. The Corporate group also arranges financing for the entire organization. The Company’s Internet group consists of multiple sites of operation and services customers throughout the U.S. and Canada.

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2008 and 2007:

 March 31, 2008

	Corporate	Internet	Consolidated
Revenue	$—	$2,544,545	$2,544,545
Operating Income (loss)	$(43,416)	$397,651	$354,235
Depreciation and amortization	$—	$722,410	$722,410
Interest expense	$—	$71,686	$71,686
Intangible assets	$—	$6,519,938	$6,519,938
Total assets	$—	$7,897,316	$7,897,316

March 31, 2007

	Corporate	Internet	Consolidated
Revenue	$—	$1,439,981	$1,439,981
Operating Income (loss)	$(3,479)	$344,039	$340,560
Depreciation and amortization	$—	$305,855	$305,855
Interest expense	$—	$35,469	$35,469
Intangible assets	$—	$3,837,442	$3,837,442
Total assets	$—	$4,864,042	$4,864,042

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

In December 2007, the FASB issued FASB Statement No. 141, Business Combinations (“FAS 141”). This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, determines what information to disclose. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company may not apply it before that date. The Company is currently evaluating the effect the adoption of FAS No. 141, but believes it will not have a material impact on its financial position or on the results of operations.

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of FAS No. 141, but believes it will not have a material impact on its financial position or on the results of operations.

NOTE 6 - ACQUISITIONS

Magnolia Internet Services
Effective February 1, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of Magnolia Internet Services, Inc., an Arkansas Internet Service Provider (ISP). The total purchase price was $113,812 representing the fair value of the assets acquired which consisted of a $12,000 cash payment at closing with the balance was paid in eleven equal monthly payments beginning March 2007.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $108,470 as of September 30, 2007. Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are limited results of operations of this company for the three months ended March 31, 2007 included in the accompanying March 31, 2008 and 2007 consolidated financial statements.

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

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2007 and reflects the results of operations of the Company as if the acquisition of Magnolia Internet Services had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$1,469,629
Gross profit	$1,069,014
Selling, general and administrative expenses	$724,298
Net income	$312,724
Basic income per share	$0.00

OW Holdings, Inc.
Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., an ISP having customers throughout the Rocky Mountain region. The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing and the balance which was paid in ninety days. The purchase price has been adjusted down to $802,452. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

Accounts receivable	$(2,098)
Customer list	870,680
Non-compete agreement	25,000
Equipment	10,000
Deferred revenue	(101,130)
Purchase price	$802,452

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are limited results of operations of this company for the three months ended March 31, 2007 included in the accompanying March 31, 2008 and 2007 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2007 and reflects the results of operations of the Company as if the acquisition of OW Holdings had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$1,710,942
Gross profit	$1,235,309
Selling, general and administrative expenses	$824,830
Net income	$378,487
Basic income per share	$0.00

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

Because the acquisition of AlaNet Internet Services was consummated on June 21, 2007, there are no results of operations of this company for the three months ended March 31, 2007 included in the accompanying March 31, 2008 and 2007 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2007 and reflects the results of operations of the Company as if the acquisition of AlaNet had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$1,463,483
Gross profit	$1,065,112
Selling, general and administrative expenses	$719,129
Net income	$313,535
Basic income per share	$0.00

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

Because the acquisition of USA Telephone was consummated effective November 1, 2007, there are no results of operations of this company for period ended March 31, 2007 and included in the accompanying March 31, 2008 and 2007 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2007 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2007. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$2,746,814
Gross profit	$1,937,351
Selling, general and administrative expenses	$1,180,851
Net income	$670,499
Basic income per share	$0.01

Comcation, Inc.
Effective March 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Comcation, Inc., a Pennsylvania ISP. The total purchase price was $38,500 representing the fair value of the assets acquired which consisted of a $9,135 cash payment at closing with the remaining balance due in 5 monthly installments beginning April 2008. The purchase price has been subsequently adjusted down to $36,818.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$52,333
Non-compete agreement	5,000
Accounts receivable	2,343
Deferred revenue	(22,858)
Purchase price	$36,818

Because the acquisition of Comcation was consummated effective March 1, 2008, there are no results of operations of Comcation for periods ended March 31, 2007 and included in the accompanying March 31, 2008 and 2007 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2007 and reflects the results of operations of the Company as if the acquisition of Comcation had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$1,451,570
Gross profit	$1,056,932
Selling, general and administrative expenses	$745,287
Net income	$279,653
Basic income per share	$0.00

N2 the Net, LLC
Effective April 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of N2 the Net, LLC, a Tennessee ISP. The total purchase price was $48,156 representing the fair value of the assets acquired which consisted of a $3,650 cash payment at closing with the remaining balance due in 11 monthly installments beginning May 2008. The purchase price has been subsequently adjusted down to $45,821.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACQUISITIONS, continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$40,512
Non-compete agreement	5,000
Accounts receivable	2,328
Equipment	10,000
Deferred revenue	(12,019)
Purchase price	$45,821

Because the acquisition of N2 the Net was consummated effective April 1, 2008, there are no results of operations of this company for periods ended March 31, 2007 and March 31, 2008.

Dial Assurance, Inc.
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

The nature of the timing difference generating the deferred tax asset, are the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset as of March 31, 2008 and December 31, 2007. The Company’s operations have generated federal, state income taxes payable which have been offset by the operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable income to date.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- PROVISION FOR INCOME TAXES, continued

At March 31, 2008 and December 31, 2007, the Company had accumulated deficits of $10,602,088 and $10,906,088, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

There was no provision for income taxes for the three months ended March 31, 2008 and 2007.

NOTE 8 - INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $713,118 and $291,105 for the three months ended March 31, 2008 and 2007.

NOTE 9 - DEFERRED REVENUE

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

NOTE 10 - NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 consist of the following:
	March 31, 2008	December 31, 2007
Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% and 9.75% as of March 31, 2008 and December 31, 2007 respectively). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	$54,342	$58,242

Bank line of credit issued on April 12, 2007 with a principal limit of $300,000. Interest is payable at an annual rate of prime plus .25% (5.50% as of March 31, 2008 and 7.50% as of December 31, 2007). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company. In April 2008 the principal balance was zero.	100,000	300,000

Non-interest bearing amount due on acquisition of AlaNet Internet Services payable in eleven monthly installments of $4,276 through April 2008.	8,436	20,807

Bank note payable in twelve monthly interest and principal payments of $30,650. Interest is payable at an annual rate of 9.25%. The note is guaranteed by stockholders of the Company and secured by shares of Company stock owned by the stockholders.	236,894	322,048

Bank note payable in twenty four monthly interest and principal payments of $21,167. Interest is payable at an annual rate of 8.5%. The note is guaranteed by stockholders of the Company and secured by shares of Company stock owned by the stockholders.	383,691	438,264

Bank bridge note payable on February 1, 2008. Interest is payable at an annual rate of 8.5%. The note was refinanced on February 21, 2008 at an annual interest rate of 8.5% and is payable in twelve payments of $21,760 and is personally guaranteed by stockholders of the Company and secured by real estate owned by stockholders of the Company.	229,656	250,000

Non-Interest bearing amount due on acquisition of Comcation payable in five monthly installments starting April 2008	27,682	—

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	1,315,615	1,574.341

Less current portion	(1,051,996)	(1,268,866)

Long-term portion	$1,304,320	$1,694,836

 The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2009	$1,051,996
Twelve months ending March 31, 2010	172,955
Twelve months ending March 31, 2011	15,751
Twelve months ending March 31, 2012	73,907
Twelve months ending March 31, 2013	1,041,708
Thereafter	-
Total	$2,356,317

NOTE 11 - ALLEVIATION OF GOING CONCERN

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

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2007 included in the Annual Report on Form 10-KSB.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The Company’s Internet division consists of multiple sites of operation and services customers throughout the U.S. and Canada. Sitestar products include narrow-band (dial-up) services, broadband services (ISDN, DSL, satellite, cable and wireless) and the Company supports these products utilizing its own infrastructure and affiliations. Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

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

Results of operations

The following tables show financial data for the three months ended March 31, 2008 and 2007. Operating results for any period are not necessarily indicative of results for any future period.

	For the three months ended March 31, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$—	$2,544,545	$2,544,545
Cost of revenue	—	825,218	825,218

Gross profit	—	1,719,327	1,719,327

Operating expenses	43,416	1,321,676	1,365,092
Income (loss) from operations	(43,416)	397,651	354,235
Other income (expense)	—	(50,235)	(50,235)

Net income (loss)	$(43,416)	$347,416	$304,000

	For the three months ended March 31, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$—	$1,439,981	$1,439,981
Cost of revenue	—	391,026	391,026

Gross profit	—	1,048,955	1,048,955

Operating expenses	3,479	704,916	708,395
Income (loss) from operations	(3,479)	344,039	340,560
Other income (expense)	—	(31,992)	(31,992)

Net income (loss)	$(3,479)	$312,047	$308,568

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2008 and 2007. Cash and cash equivalents totaled $235,931 and $232,249 at March 31, 2008 and December 31, 2007. EBITDA was $1,098,096 for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31, 2008
	Corporate	Internet	Total
EBITDA	$(43,416)	$1,141,512	$1,098,096
Interest expense	—	(71,686)	(71,686)
Taxes	—	—	—
Depreciation	—	(9,292)	(9,292)
Amortization	—	(713,118)	(713,118)
Net income (loss)	$(43,416)	$347,416	$304,000

	For the three months ended March 31, 2007
	Corporate	Internet	Total
EBITDA	$(3,479)	$653,361	$649,882
Interest expense	—	(35,469)	(35,469)
Taxes	—	—	—
Depreciation	—	(14,740)	(14,740)
Amortization	—	(291,105)	(291,105)
Net income (loss)	$(3,479)	$312,047	$308,568

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $235,931 and $232,249 at March 31, 2008 and at December 31, 2007. EBITDA was $1,098,096 for the three months ended March 31, 2008 as compared to $649,882 for the three months ended March 31, 2007.

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the company’s highest exposure to collection risk. To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to speed up the collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The balance in the Current category decreased from 66.3% to 48.0% of total accounts receivable from December 31, 2007 to March 31, 2008.  The balance in the 30+ day category increased from 18.3% to 31.1% of total accounts receivable from December 31, 2007 to March 31, 2008.  The balance in the 60+ day category increased from 15.4% to 20.9% of total accounts receivable from December 31, 2007 to March 31, 2008.
The aging of accounts receivable as of March 31, 2008 and December 31, 2007 is as shown:

	March 31, 2008		December 31, 2007
Current	$298,276	48.0%	$198,757	66.3%
30 +	193,406	31.1%	54,768	18.3%
60 +	130,362	20.9%	46,338	15.4%
90 +	—	—%	—	—%
Total	$622,044	100.0%	$299,863	100.0%

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO MARCH 31, 2007 (Unaudited)

REVENUE.

Revenue for the three months ended March 31, 2008 increased by $1,104,564 or 76.7% from $1,439,981 for the three months ended March 31, 2007 to $2,544,545 for the same period in 2008. Internet sales increased primarily due to the addition of Internet customers from the asset acquisition of USA Telephone These acquisitions, for the three months ended March 31, 2008, yielded approximately $1,307,000 in additional net revenues. This increase from acquisitions was offset by additional attrition to broadband service. Sitestar focuses on marketing and selling Internet access to second-tier markets where broadband is not prevalent. The Company’s strategy is to leverage operational economies of scale to provide dial-up service in these markets where it will continue to be the core method for connecting to the Internet.

While Sitestar is currently adding customers through promotional marketing campaigns, this method for strong and sustainable growth is threatened by competition from nationally-known ISPs and discount dial-up providers, as well as, from the future introduction of broadband services. To increase its dial-up base, the Company plans to continue to acquire ISPs in these target markets.

COST OF REVENUE.

Costs of revenue for the three months ended March 31, 2008 increased by $434,192 or 111.0% from $391,026 for the three months ended March 31, 2007 to $825,218 for the same period in 2008.  This increase is due to telecommunications expenses associated with the acquisitions of customers which had not realized anticipated economies and accounted for approximately $433,624 in additional direct expenses.

OPERATING EXPENSES.

Operating expenses for the three months ended March 31, 2008 increased $656,697 or 92.7% from $708,395 for the three months ended March 31, 2007 to $1,365,092 for the same period in 2008.  Amortization expense increased $422,013 or 145.0% from $291,105 for the three months ended March 31, 2007 to $713,118 for the same period in 2008.  This increase is due to the acquisition of customer bases. Corporate expenses of $43,416 for the three months ended March 31, 2008 consisted primarily of professional fees. Corporate expenses of $3,479 for the three months ended March 31, 2007 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.

A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. to Servatus Development, LLC of $19,551 and $4,189 for the three months ended March 31, 2008 and 2007.  This represents, per the Definitive Purchase Agreement between the parties, 20% of the gross revenue of Servatus Development, LLC for the three months ended March 31, 2008 and 2007.

INTEREST EXPENSE.

Interest expense for the three months ended March 31, 2008 increased by $36,217 or 102.1% from $35,469 for the three months ended March 31, 2007 to $71,686 for the same period in 2008.  This decrease is a result of retiring debt that carried a high rate of imputed interest.

MARCH 31, 2008 (Unaudited) COMPARED TO DECEMBER 31, 2007 (Audited)

FINANCIAL CONDITION.

Net accounts receivable increased $322,181 or 107.4% from $299,863 on December 31, 2007 to $622,044 on March 31, 2008.  This increase is substantially due to the addition of customers from acquisitions. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $292 or .4% from $70,739 on December 31, 2007 to $70,447 on March 31, 2008. Accounts payable increased by $15,564 or 19.8% from $78,713 on December 31, 2007 to $94,277 on March 31, 2008. Accrued expenses increased by $25,922 or 18.8% from $138,021 on December 31, 2007 to $163,943 on March 31, 2008. This increase is a reflection of accruing professional fees. Deferred revenue increased by $14,341 or 1.1% from $1,361,606 on December 31, 2007 to $1,375,947 on March 31, 2008 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $216,870 or 17.1% from $1,268,866 on December 31, 2007 to $1,051,996 on March 31, 2008. This is substantially due to the curtailment of a line of credit of $200,000 in addition to servicing term notes. Long-term notes payable decreased $390,516 or 23.0% from $1,694,836 on December 31, 2007 to $1,304,320 on March 31, 2008. This decrease is the result of offsetting principal balance of the purchase note of USA Telephone against collections of accounts receivable by USA Telephone. Long-term notes payable to stockholders decreased $87,010 or 12.7% from $686,687 on December 31, 2007 to $599,677 on March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $235,931 and $232,249 at March 31, 2008 and at December 31, 2007. EBITDA was $1,098,096 for the three months ended March 31, 2008 as compared to $649,882 for the same period in 2007.

	2008	2007
EBITDA for the three months ended March 31,	$1,098,096	$649,882
Interest expense	(71,686)	(35,469)
Taxes	—	—
Depreciation	(9,292)	(14,740)
Amortization	(713,118)	(291,105)
Net income for the three months ended March 31,	$304,000	$308,568

The aging of accounts receivable as of March 31, 2008 and December 31, 2007 is as shown:

	2008		2007
Current	$244,272	39%	$171,446	57%
30 < 60	214,895	35%	72,337	24%
60 +	162,877	26%	56,080	19%
Total	$622,044	100%	$299,863	100%

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

We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

Disclosure Controls and Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company's current operations are such that management is aware of all current transactions. An evaluation was conducted under the supervision and with the participation of the Company's management, including the President (Principal Executive Officer) and CFO (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended March 31, 2008 covered by this Annual Report on Form 10-QSB.

Inherent Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

The Company's management, including the President (Principal Executive Officer) and Treasurer (Principal Accounting and Financial Officer), confirm that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	The following are filed as exhibits to this form 10-QSB:

21	Subsidiaries of Sitestar.

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SITESTAR CORPORATION

Date: May 20, 2008
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: May 20, 2008
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)