Form 10-Q
period 2008-06-30
SITESTAR CORP
filed 2008-08-19
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company” in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Report Company ☐
(Do not check if a smaller reporting Company)

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of August 7, 2008, the issuer had 91,326,463 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

 SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	3-4

Condensed Consolidated Statements of Income for the three months ended June 30, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statements of Income for the six months ended June 30, 2008 and 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	7-8

Notes to unaudited Condensed Consolidated Financial Statements	9-26

Item 2. Management's Discussion and Analysis	27-34

Item 3. Controls and Procedures	35

Part II. OTHER INFORMATION	36

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	37

SIGNATURES	38

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$347,391	$232,249
Accounts receivable, net of allowance of $61,556 and $22,641	680,346	299,863
Prepaid expenses	43,905	16,529
Total current assets	1,071,642	548,641

PROPERTY AND EQUIPMENT, net	229,664	236,782
CUSTOMER LIST, net of accumulated amortization of $6,603,388 and $5,237,054	4,763,176	5,480,635
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	645,933	677,267

TOTAL ASSETS	$7,998,974	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
JUNE 30, 2008 AND DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$35,027	$78,713
Accrued expenses	120,548	138,021
Deferred revenue	1,365,811	1,361,606
Notes payable	739,500	1,268,866

Total current liabilities	2,260,886	2,847,206

NOTES PAYABLE, less current portion	1,434,377	1,694,836
NOTES PAYABLE - STOCKHOLDERS, less current portion	599,677	686,687

TOTAL LIABILITIES	4,294,940	5,228,729

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on June 30, 2008 December 31, 2007 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, $.001 par value, 2,955,147 common shares on June 30, 2008 and December 31, 2007	(63,030)	(63,030)
Accumulated deficit	(10,205,209)	(10,906,088)

Total stockholders’ equity	3,704,034	3,003,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,998,974	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
REVENUE	$2,614,699	$1,528,733

COST OF REVENUE	562,583	539,981

GROSS PROFIT	2,052,116	988,752

OPERATING EXPENSES:
Selling general and administrative expenses	1,618,940	845,150

INCOME FROM OPERATIONS	433,176	143,602

OTHER INCOME (EXPENSES)	(36,297)	(54,082)

INCOME BEFORE INCOME TAXES	396,879	89,520

INCOME TAXES	-	-

NET INCOME	$396,879	$89,520

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
REVENUE	$5,159,244	$2,968,714

COST OF REVENUE	1,387,801	931,006

GROSS PROFIT	3,771,443	2,037,708

OPERATING EXPENSES:
Selling general and administrative expenses	2,984,032	1,553,545

INCOME FROM OPERATIONS	787,411	484,163

OTHER INCOME (EXPENSES)	(86,532)	(86,075)

INCOME BEFORE INCOME TAXES	700,879	398,088

INCOME TAXES	-	-

NET INCOME	$700,879	$398,088

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$700,879	$398,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,486,286	658,676
Bad debt expense	38,914	3,723
(Increase) decrease in:
Accounts receivable	(419,398)	(46,115)
Prepaid expenses	(27,376)	4,189
Increase (decrease) in:
Accounts payable	(43,686)	(76,101)
Accrued expenses	(17,474)	(205,606)
Deferred revenue	4,207	51,819

Net cash provided by operating activities	1,722,352	788,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	500	24,834
Purchase of property and equipment	(12,000)	(21,033)
Purchase of non-compete	(70,000)	(40,000)
Purchase of customer list	(648,875)	(987,585)

Net cash (used in) investing activities	(730,375)	(1,023,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	350,855	675,043
Repayment of notes payable - stockholders	(87,010)	(55,753)
Repayment of notes payable	(1,140,680)	(280,644)

Net cash provided by (used in) financing activities	(876,835)	338,646

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,142	103,535

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	232,249	129,453

CASH AND CASH EQUIVALENTS -END OF PERIOD	$347,391	$232,988

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2008 and 2007, the Company paid no income taxes and paid interest expense of approximately $111,000 and $85,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2008, the Company issued no shares of common stock.

During the six months ended June 30, 2008, the Company recognized no impairment to customer list.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 — EARNINGS PER SHARE

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

For the three months ended June 30, 2008 and June 30, 2007:

	2008	2007
Net income available to common shareholders	$396,879	$89,520
Weighted average number of common shares	91,326,463	88,063,305
Basic and diluted income per share	$.00	$.00

For the six months ended June 30, 2008 and June 30, 2007:

	2008	2007
Net income available to common shareholders	$700,879	$398,088
Weighted average number of common shares	91,326,463	88,063,305
Basic and diluted income per share	$.01	$.01

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — COMMON STOCK

During the six months ended June 30, 2008, the Company issued no shares of common stock.

NOTE 4 — SEGMENT INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2008 and 2007:

June 30, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$2,614,699	$2,614,699
Operating Income (loss)	$(26,239)	$459,415	$433,176
Depreciation and amortization	$-	$763,876	$763,876
Interest expense	$-	$38,832	$38,832
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$7,998,974	$7,998,974

June 30, 2007
	Corporate	Internet	Consolidated
Revenue	$-	$1,528,733	$1,528,733
Operating Income (loss)	$(40,247)	$183,850	$143,603
Depreciation and amortization	$-	$353,438	$353,438
Interest expense	$-	$49,713	$49,713
Intangible assets	$-	$3,526,436	$3,526,436
Total assets	$-	$4,551,859	$4,551,859

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2008 and 2007:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — SEGMENT INFORMATION, continued

June 30, 2008

	Corporate	Internet	Consolidated
Revenue	$-	$5,159,244	$5,159,244
Operating Income (loss)	$(69,708)	$857,119	$787,411
Depreciation and amortization	$-	$1,486,286	$1,486,286
Interest expense	$-	$110,518	$110,518
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$7,998,974	$7,998,974

June 30, 2007

	Corporate	Internet	Consolidated
Revenue	$-	$2,968,714	$2,968,714
Operating Income (loss)	$(43,726)	$527,889	$484,163
Depreciation and amortization	$-	$658,676	$658,676
Interest expense	$-	$85,182	$85,182
Intangible assets	$-	$3,526,436	$3,526,436
Total assets	$-	$4,551,859	$4,551,859

NOTE 5 — RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”). This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect the adoption of FAS No. 160, but believes it will not have a material impact on its financial position or on the results of operations.

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect the adoption of FASB No. 161, but believes it will not have a material impact on its financial position or on the results of operations.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect the adoption of FASB No. 162, but believes it will not have a material impact on its financial position or on the results of operations.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

In May 2008, the FASB issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This Statement clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. These clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of FASB No. 163, but believes it will not have a material impact on its financial position or on the results of operations.

NOTE 6 - ACQUISITIONS

Magnolia Internet Services

Effective February 1, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Magnolia Internet Services, Inc., an Arkansas Internet Service Provider (ISP). The total purchase price was $113,812 representing the fair value of the assets acquired which consisted of a $12,000 cash payment at closing with the balance paid in eleven equal monthly payments beginning March 2007.

The definitive agreement states that in the event that actual annualized revenue differs more than three percent from estimates used at closing, the purchase price will be adjusted accordingly. The purchase price has been adjusted down to $108,470. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$93,992
Non-compete agreement	10,000
Equipment	10,000
Deferred revenue	(5,522)
Purchase price	$108,470

Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are limited results of operations of this company for the six months ended June 30, 2007 included in the accompanying June 30, 2008 and 2007 consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of Magnolia Internet Services had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$3,023,928
Gross profit	$2,078,171
Selling, general and administrative expenses	$1,584,665
Net income	$407,431
Basic income per share	$0.00

OW Holdings, Inc.

Effective February 28, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., an ISP having customers throughout the Rocky Mountain region. The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing and the balance which was paid in ninety days. The purchase price has been adjusted down to $802,452. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Accounts receivable	$(2,098)
Customer list	870,680
Non-compete agreement	25,000
Equipment	10,000
Deferred revenue	(101,130)
Purchase price	$802,452

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are limited results of operations of this company for the six months ended June 30, 2007 included in the accompanying June 30, 2008 and 2007 consolidated financial statements.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of OW Holdings had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$3,489,856
Gross profit	$2,422,055
Selling, general and administrative expenses	$1,779,152
Net income	$556,828
Basic income per share	$0.01

AlaNet Internet Services

Effective June 21, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of AlaNet Internet Services, Inc., an Alabama ISP. The total purchase price was $51,306 representing the fair value of the assets acquired which consisted of a $4,275 cash payment at closing and the balance was paid in eleven monthly installments beginning July 2007. The purchase price has been adjusted down to $45,629.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Accounts receivable	$3,880
Customer list	58,549
Non-compete agreement	5,000
Deferred revenue	(21,800)
Purchase price	$45,629

Because the acquisition of AlaNet Internet Services was consummated on June 21, 2007, there are limited results of operations of this company for the six months ended June 30, 2007 included in the accompanying June 30, 2008 and 2007 consolidated financial statements.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of AlaNet had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$3,012,248
Gross profit	$2,069,364
Selling, general and administrative expenses	$1,574,506
Net income	$408,212
Basic income per share	$0.00

United Systems Access, Inc.

Effective November 1, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of United Systems Access, Inc. (d/b/a USA Telephone), a corporation with its headquarters in Maine. The total purchase price was $3,750,000 representing the fair value of the assets acquired which consisted of a $1,000,000 cash payment at closing with a second $1,000,000 in 30 days with the remaining balance due in 36 monthly installments beginning January 2008. Net post closing collections on account and vendor payments of $684,385 by USA Telephone was offset against the balance due USA Telephone on the purchase note.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$4,292,656
Non-compete agreement	350,000
Deferred revenue	(892,656)
Purchase price	$3,750,000

Because the acquisition of USA Telephone was consummated effective November 1, 2007, there are no results of operations of this company for the six months ended June 30, 2007 included in the accompanying June 30, 2008 and 2007 consolidated financial statements.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2007. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$5,414,537
Gross profit	$3,832,067
Selling, general and administrative expenses	$2,837,206
Net income	$836,354
Basic income per share	$0.01

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

Customer list	$62,223
Non-compete agreement	5,000
Accounts receivable	2,343
Deferred revenue	(22,858)
Purchase price	$46,708

Because the acquisition of Comcation was consummated effective March 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the six months ended June 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of Comcation had been effective March 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$3,014,532
Gross profit	$2,075,328
Selling, general and administrative expenses	$1,600,071
Net income	$387,043
Basic income per share	$0.00

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

Because the acquisition of N2 the Net was consummated effective April 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the six months ended June 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of N2 the Net had been effective April 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$3,017,652
Gross profit	$2,081,752
Selling, general and administrative expenses	$1,560,864
Net income	$434,080
Basic income per share	$0.00

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

Customer list	$250,000
Non-compete agreement	5,000
Deferred revenue	(25,100)
Purchase price	$229,900

Because the acquisition of Dial Assurance was consummated effective May 1, 2008, there are limited results of operations of Dial Assurance in the consolidated financial statements for the six months ended June 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of Dial Assurance had been effective May 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$3,063,214
Gross profit	$2,122,779
Selling, general and administrative expenses	$1,575,355
Net income	$459,305
Basic income per share	$0.01

United Systems Access, Inc.

Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired certain broadband digital subscriber line (DSL) accounts and related assets of United Systems Access, Inc., (d/b/a USA Telephone), a corporation with headquarters in Maine. The net purchase price was $297,965 representing the fair value of the assets acquired which consisted of a $130,000 cash payment at closing with the remaining balance due in 60 days from closing. The purchase price has been subsequently adjusted down to $263,757.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$277,965
Non-compete agreement	50,000
Deferred revenue	(64,208)
Purchase price	$263,757

Because the acquisition of was consummated effective May 1, 2008, there are limited results of operations of United Systems Access, Inc. in the consolidated financial statements for the six months ended June 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of United Systems Access, Inc. had been effective May 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$3,102,412
Gross profit	$2,158,066
Selling, general and administrative expenses	$1,583,428
Net income	$488,563
Basic income per share	$0.01

AdaNet

Effective June 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of AdaNet, an Oklahoma-based Internet Service Provider. The total purchase price was $20,667 representing the fair value of the assets acquired which consisted of a $3,836 cash payment at closing with the remaining balance due in 5 monthly installments beginning July 2008. The purchase price has been subsequently adjusted down to $18,542.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$15,428
Non-compete agreement	5,000
Accounts receivable	164
Equipment	2,000
Deferred revenue	(4,050)
Purchase price	$18,542

Because the acquisition of AdaNet was consummated effective June 1, 2008, there are limited results of operations of AdaNet in the consolidated financial statements for the six months ended June 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2007 and reflects the results of operations of the Company as if the acquisition of AdaNet had been effective June 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$2,975,291
Gross profit	$2,043,813
Selling, general and administrative expenses	$1,554,602
Net income	$403,136
Basic income per share	$0.00

Velocity West, Inc.

Effective August 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Velocity West, Inc., a Texas-based wholesale managed modem solution provider. The total purchase price was $360,000 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance due in 12 monthly installments beginning September 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$400,000
Non-compete agreement	10,000
Deferred revenue	(50,000)
Purchase price	$360,000

Because the acquisition of Velocity West was consummated effective August 1, 2008, there are no results of operations of Velocity West in the consolidated financial statements for the six months ended June 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The nature of the timing difference generating the deferred tax asset, are the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset as of June 30, 2008 and December 31, 2007. The Company’s operations have generated federal, state income taxes payable which have been offset by the operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable income to date.

At June 30, 2008 and December 31, 2007, the Company had accumulated deficits of $10,205,209 and $10,906,088, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

There was no provision for income taxes for the six months ended June 30, 2008 and 2007.

NOTE 8 — INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $1,467,168 and $628,552 for the six months ended June 30, 2008 and 2007.

NOTE 9 — DEFERRED REVENUE

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — DEFERRED REVENUE, continued

Revenue Recognition

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

NOTE 10 — NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% and 9.75% as of June 30, 2008 and December 31, 2007 respectively). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	46,702	58,242

Bank line of credit reissued on April 12, 2008 with a principal limit of $300,000. Interest is payable at an annual rate of prime plus .25% (7.50% as of December 31, 2007). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company.	-	300,000

Non-interest bearing amount due on acquisition of AlaNet Internet Services payable in eleven monthly installments of $4,276 through April 2008.	-	20,807

Bank note payable in twelve monthly interest and principal payments of $30,650. Interest is payable at an annual rate of 9.25%. The note is guaranteed by officers and directors of the Company and secured by shares of Company stock owned by the officers and directors of the Company.	149,756	322,048

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — NOTES PAYABLE, continued

Bank note payable in twenty four monthly interest and principal payments of $21,167. Interest is payable at an annual rate of 8.5%. The note is guaranteed by officers and directors of the Company and secured by shares of Company stock owned by officers and directors of the Company.	327,951	438,264

Bank bridge note originally payable on February 1, 2008. Interest is payable at an annual rate of 8.5%. The note was refinanced on February 21, 2008 at an annual interest rate of 8.5% and is payable in twelve payments of $21,760 and is personally guaranteed by officers and directors of the Company and secured by real estate owned by officers and directors of the Company.	168,777	250,000

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	1,315,615	1,574.341

Non-interest bearing amount due on acquisition of Comcation payable in five monthly installments starting April 2008.	7,827	-

Non-interest bearing amount due on acquisition of N2theNet payable in eleven monthly installments starting May 2008.	34,813	-

Non-interest bearing amount due on acquisition of Dial Assurance payable in six monthly installments starting June 2008	57,441	-

Non-interest bearing amount due on acquisition of AdaNet payable in five monthly installments starting July 2008	14,705	-

Non-interest bearing amount due on acquisition of USA Telephone payable in 60 days from closing.	50,290	-

Less current portion	(739,500)	(1,268,866)

Long-term portion	$1,434,377	$1,694,836

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — NOTES PAYABLE, continued

The future principal maturities of these notes are as follows:

Twelve months ending June 30, 2009	$739,500
Twelve months ending June 30, 2010	1,429,774
Twelve months ending June 30, 2011	4,603
Twelve months ending June 30, 2012	-
Twelve months ending June 30, 2013	-
Thereafter	-
Total	$2,173,877

NOTE 11 — ALLEVIATION OF GOING CONCERN

At September 30, 2007, the Company reported that it had a working capital deficiency of $566,269. This condition raised substantial doubt about the Company's ability to continue as a going concern at that time.

The Company had income from operations for each of the two years ended December 31, 2007 of $956,170 and $1,179,677. The Company also had positive cash flows from operations of $2,805,883 and $2,465,289 for the two years ended December 31, 2007. In addition, the Company projects positive cash flows for the next twelve months. With this positive trend of operating income, cash flows, and projected cash flow over the next twelve months, the Company’s management considers the facts and circumstances, which raised substantial doubt about the Company’s ability to continue as a going concern, to be alleviated.

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

SITESTAR CORPORATION

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

Overview

The Company is a national Internet Service Provider and computer services company offering a broad range of services to business and residential customers.  In November 2003, the Company announced the launch of the national dial-up Internet service that made service available to thousands of cities throughout the United States.  This expanded service features web acceleration, e-mail acceleration and pop-up ad blocking. Spam and virus filtering are also included.  The Company utilizes owned infrastructure, as well as, affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:
•    Internet access services;
•    Web acceleration services;
•    Web hosting services;

•    End-to-end e-commerce solutions; and
•    Toner and ink cartridge remanufacturing services.

The Company’s Internet division consists of multiple sites of operation and services customers throughout the U.S. and Canada. Sitestar products include narrow-band (dial-up) services, broadband services (ISDN, DSL, satellite, cable and wireless) and the Company supports these products utilizing owned infrastructure and affiliations. Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

The Company’s web design, web hosting and related services provide a way to help businesses market their products and services over the Internet.

Through its Internet division, the Company sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the Lynchburg, Virginia location.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Results of operations

The following tables show financial data for the six months ended June 30, 2008 and 2007. Operating results for any period are not necessarily indicative of results for any future period.

	For the six months ended June 30, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$5,159,244	$5,159,244
Cost of revenue	-	1,387,801	1,387,801

Gross profit	-	3,771,443	3,771,443

Operating expenses	69,708	2,914,324	2,984,032
Income (loss) from operations	(69,708)	857,119	787,411
Other income (expense)	-	(86,532)	(86,532)

Net income (loss)	$(69,708)	$770,587	$700,879

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,968,714	$2,968,714
Cost of revenue	-	931,006	931,006

Gross profit	-	2,037,708	2,037,708

Operating expenses	43,726	1,509,819	1,553,545
Income (loss) from operations	(43,726)	527,889	484,163
Other income (expense)	-	(86,075)	(86,075)

Net income (loss)	$(43,726)	$441,814	$398,088

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2008 and 2007.

	For the six months ended June 30, 2008
	Corporate	Internet	Total
EBITDA	$(69,708)	$2,367,391	$2,297,683
Interest expense	-	(110,518)	(110,518)
Taxes	-	-	-
Depreciation	-	(19,118)	(19,118)
Amortization	-	(1,467,168)	(1,467,168)
Net income (loss)	$(69,708)	$770,587	$700,879

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2007
	Corporate	Internet	Total
EBITDA	$(43,726)	$1,186,279	$1,142,553
Interest expense	-	(85,182)	(85,182)
Taxes	-	-	-
Depreciation	-	(30,731)	(30,731)
Amortization	-	(628,552)	(628,552)
Net income (loss)	$(43,726)	$441,814	$398,088

SIX MONTHS ENDED JUNE 31, 2008 COMPARED TO JUNE 30, 2007 (Unaudited)

REVENUE.

Revenue for the six months ended June 30, 2008 increased by $2,190,530 or 73.8% from $2,968,714 for the six months ended June 30, 2007 to $5,159,244 for the same period in 2008. Internet sales increased primarily due to the addition of Internet customers from the asset acquisition of USA Telephone. This acquisition, for the six months ended June 30, 2008, yielded approximately $2,446,000 in additional net revenues. This increase from acquisitions was offset by additional attrition to broadband service. Sitestar focuses on marketing and selling Internet access to second-tier markets where broadband is not prevalent. The Company’s strategy is to leverage operational economies of scale to provide dial-up service in these markets where it will continue to be the core method for connecting to the Internet.

While Sitestar is currently adding customers through promotional marketing campaigns, this method for strong and sustainable growth is threatened by competition from nationally-known ISPs and discount dial-up providers, as well as, from the future introduction of broadband services. To increase its dial-up base, the Company plans to continue to acquire ISPs in these target markets.

COST OF REVENUE.

Costs of revenue for the six months ended June 30, 2008 increased by $456,795 or 49.1% from $931,006 for the six months ended June 30, 2007 to $1,387,801 for the same period in 2008.  This increase is due to telecommunications expenses associated with the acquisitions of additional customers. It also reflects the economies of an increased customer base as indicated by decrease in the cost of revenue percentage by 4.5% from 31.4% for the six months ended June 30, 2007 to 26.9% for the same period in 2008.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES.

Operating expenses for the six months ended June 30, 2008 increased $1,430,487 or 92.1% from $1,553,545 for the six months ended June 30, 2007 to $2,984,032 for the same period in 2008.  Amortization expense increased $838,616 or 133.4% from $628,552 for the six months ended June 30, 2007 to $1,467,168 for the same period in 2008.  This increase is due to the acquisition of customer bases. Bad debt expenses increased $551,555 or 225.6% from $244,480 for the six months ended June 30, 2007 to $796,035 for the same period in 2008. Corporate expenses of $69,708 for the six months ended June 30, 2008 consisted primarily of professional fees. Corporate expenses of $43,726 for the six months ended June 30, 2007 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.

A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. to Servatus Development, LLC of $19,551 and $7,959 for the six months ended June 30, 2008 and 2007.  This represents, per the Definitive Purchase Agreement between the parties, 20% of the gross revenue of Servatus Development, LLC for the six months ended June 30, 2008 and 2007.

INTEREST EXPENSE.

Interest expense for the six months ended June 30, 2008 increased by $25,336 or 29.7% from $85,182 for the six months ended June 30, 2007 to $110,518 for the same period in 2008.  This increase is a result of acquiring debt to finance the acquisition of additional customers.

JUNE 30, 2008 (Unaudited) COMPARED TO DECEMBER 31, 2007 (Audited)

FINANCIAL CONDITION.

Net accounts receivable increased $380,483 or 126.9% from $299,863 on December 31, 2007 to $680,346 on June 30, 2008.  This increase is substantially due to the addition of customers from acquisitions. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $500 or 0.7% from $70,739 on December 31, 2007 to $70,239 on June 30, 2008. Accounts payable decreased by $43,686 or 55.5% from $78,713 on December 31, 2007 to $35,027 on June 30, 2008. Accrued expenses decreased by $17,473 or 12.7% from $138,021 on December 31, 2007 to $120,548 on June 30, 2008.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deferred revenue increased by $4,205 or 0.3% from $1,361,606 on December 31, 2007 to $1,365,811 on June 30, 2008 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $529,366 or 41.7% from $1,268,866 on December 31, 2007 to $739,500 on June 30, 2008. This is substantially due to the curtailment of a line of credit of $300,000 in addition to servicing term notes. Long-term notes payable decreased $260,459 or 15.4% from $1,694,836 on December 31, 2007 to $1,434,377 on June 30, 2008. This decrease is the result of servicing term notes. Long-term notes payable to stockholders decreased $87,010 or 12.7% from $686,687 on December 31, 2007 to $599,677 on June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $347,391 and $232,249 at June 30, 2008 and at December 31, 2007. EBITDA was $2,297,683 for the six months ended June 30, 2008 as compared to $1,142,553 for the same period in 2007.

	2008	2007
EBITDA for the six months ended June 30,	$2,297,683	$1,142,553
Interest expense	(110,518)	(85,182)
Taxes	-	-
Depreciation	(19,118)	(30,731)
Amortization	(1,467,168)	(628,552)
Net income for the six months ended June 30,	$700,879	$398,088

The aging of accounts receivable as of June 30, 2008 and December 31, 2007 is as shown:

	2008		2007
Current	$307,983	45%	$171,446	57%
30 < 60	191,975	28%	72,337	24%
60 +	180,388	27%	56,080	19%
Total	$680,346	100%	$299,863	100%

At September 30, 2007, the Company reported that it had a working capital deficiency of $566,269. This condition raised substantial doubt about the Company's ability to continue as a going concern at that time.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Company had income from operations for each of the two years ended December 31, 2007 of $956,170 and $1,179,677. The Company also had positive cash flows from operations of $2,805,883 and $2,465,289 for the two years ended December 31, 2007. In addition, the Company projects positive cash flows for the next twelve months. With this positive trend of operating income, cash flows, and projected cash flow over the next twelve months, the Company’s management considers the facts and circumstances, which raised substantial doubt about the Company’s ability to continue as a going concern, to be alleviated.

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

OFF-BALANCE SHEET TRANSACTIONS

The Company is not a party to any off-balance sheet transactions.

Forward-looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company’s ability to expand the Company’s customer base, make strategic acquisitions, general market conditions, and competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

SITESTAR CORPORATION

Item 3.    Controls and Procedures

The Company has evaluated the effectiveness of the disclosure controls and procedures and internal controls over financial reporting as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer. Based on this evaluation, these officers have concluded that the disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

Disclosure controls and procedures and internal controls over financial reporting are designed to ensure that information required to be disclosed by the Company in the reports that the Company file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company file under the Exchange Act is accumulated and communicated to the Company management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure Controls and Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management did not use a framework to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company's current operations are such that management is aware of all current transactions.

An evaluation was conducted under the supervision and with the participation of the Company's management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended June 30, 2008 covered by this quarterly report on Form 10-Q.

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

SITESTAR CORPORATION

Controls and Procedures, continued

Changes in Internal Control over Financial Reporting

The Company's management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

 Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

SITESTAR CORPORATION

OTHER INFORMATION, continued

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

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

SITESTAR CORPORATION

Date: August 19, 2008	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr. President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: August 19, 2008	By:	/s/ Daniel A. Judd.
Daniel A. Judd Chief Financial Officer (Principal Financial Officer)