Form 10-Q
period 2008-09-30
SITESTAR CORP
filed 2008-11-14
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting Company) ☐ Smaller Report Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

 SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	3-4

Condensed Consolidated Statements of Income for the three months ended September 30, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7-8

Notes to unaudited Condensed Consolidated Financial Statements	9-27

Item 2. Management's Discussion and Analysis	28-35

Item 3. Controls and Procedures	35-36

Part II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37-38

SIGNATURES	39

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS

	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$289,195	$232,249
Accounts receivable, net of allowance of $53,690 and $22,641	682,519	299,863
Prepaid expenses	1,445	16,529
Total current assets	973,159	548,641

PROPERTY AND EQUIPMENT, net	237,743	236,782
CUSTOMER LIST, net of accumulated amortization of $7,279,031 and $5,237,054	4,373,981	5,480,635
GOODWILL, net of impairment	1,288,559	1,288,559
OTHER ASSETS	605,214	677,267

TOTAL ASSETS	$7,478,656	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$22,408	$78,713
Accrued expenses	106,349	138,021
Deferred revenue	1,265,030	1,361,606
Notes payable	458,879	1,268,866

Total current liabilities	1,852,666	2,847,206

NOTES PAYABLE, less current portion	990,615	1,694,836
NOTES PAYABLE - STOCKHOLDERS, less current portion	539,281	686,687

TOTAL LIABILITIES	3,382,562	5,228,729

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on September 30, 2008 December 31, 2007 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, $.001 par value, 2,955,147 common shares on September 30, 2008 and December 31, 2007	(63,030)	(63,030)
Accumulated deficit	(9,813,149)	(10,906,088)

Total stockholders’ equity	4,096,094	3,003,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,478,656	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
REVENUE	$2,485,294	$1,481,886

COST OF REVENUE	709,708	472,842

GROSS PROFIT	1,775,586	1,009,044

OPERATING EXPENSES:
Selling general and administrative expenses	1,351,087	782,606

INCOME FROM OPERATIONS	424,499	226,438

OTHER INCOME (EXPENSES)	(32,439)	(41,694)

INCOME BEFORE INCOME TAXES	392,060	184,744

INCOME TAXES	—	—

NET INCOME	$392,060	$184,744

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	91,326,463	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
REVENUE	$7,644,538	$4,450,600

COST OF REVENUE	2,097,509	1,403,848

GROSS PROFIT	5,547,029	3,046,752

OPERATING EXPENSES:
Selling general and administrative expenses	4,335,119	2,336,151

INCOME FROM OPERATIONS	1,211,910	710,601

OTHER INCOME (EXPENSES)	(118,971)	(127,769)

INCOME BEFORE INCOME TAXES	1,092,939	582,832

INCOME TAXES	—	—

NET INCOME	$1,092,939	$582,832

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	91,326,463	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,092,939	$582,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,223,989	1,011,012
Bad debt expense	31,048	7,987
(Increase) decrease in:
Accounts receivable	(413,704)	(87,599)
Prepaid expenses	15,084	(7,836)
Increase (decrease) in:
Accounts payable	(56,305)	(60,196)
Accrued expenses	(31,673)	(256,564)
Deferred revenue	(96,576)	(40,301)

Net cash provided by operating activities	2,764,802	1,149,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	1,081	36,538
Purchase of property and equipment	(32,000)	(21,033)
Purchase of non-compete	(80,000)	(40,000)
Purchase of customer list	(935,322)	(987,585)

Net cash (used in) investing activities	(1,046,241)	(1,012,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	559,729	818,337
Repayment of notes payable - stockholders	(147,406)	(198,506)
Repayment of notes payable	(2,073,938)	(576,097)

Net cash provided by (used in) financing activities	(1,661,615)	43,734

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,946	180,989

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	232,249	129,453

CASH AND CASH EQUIVALENTS - END OF PERIOD	$289,195	$310,442

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2008 and 2007, the Company paid no income taxes and paid interest expense of approximately $145,000 and $119,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2008, the Company issued no shares of common stock.

During the nine months ended September 30, 2008, the Company recognized no impairment to customer list.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.  The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

For the three months ended September 30, 2008 and September 30, 2007:

	2008	2007
Net income available to common shareholders	$392,060	$184,744
Weighted average number of common shares	91,326,463	88,063,305
Basic and diluted income per share	$0.00	$0.00

For the nine months ended September 30, 2008 and September 30, 2007:

	2008	2007
Net income available to common shareholders	$1,092,939	$582,832
Weighted average number of common shares	91,326,463	88,063,305
Basic and diluted income per share	$0.01	$0.01

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 3 - COMMON STOCK

During the nine months ended September 30, 2008, the Company issued no shares of common stock.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2008 and 2007:

September 30, 2008

	Corporate	Internet	Consolidated
Revenue	$—	$2,485,294	$2,485,294
Operating Income (loss)	$(19,185)	$443,684	$424,499
Depreciation and amortization	$—	$737,703	$737,703
Interest expense	$—	$34,069	$34,069
Intangible assets	$—	$5,998,095	$5,998,095
Total assets	$—	$7,478,656	$7,478,656

September 30, 2007

	Corporate	Internet	Consolidated
Revenue	$—	$1,481,886	$1,481,886
Operating Income (loss)	$(9,593)	$236,031	$226,438
Depreciation and amortization	$—	$351,742	$351,742
Interest expense	$—	$33,768	$33,768
Intangible assets	$—	$3,389,475	$3,389,475
Total assets	$—	$4,314,519	$4,314,519

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2008 and 2007:

NOTE 4 - SEGMENT INFORMATION, continued

September 30, 2008

	Corporate	Internet	Consolidated
Revenue	$—	$7,644,538	$7,644,538
Operating Income (loss)	$(88,893)	$1,300,803	$1,211,910
Depreciation and amortization	$—	$2,223,989	$2,223,989
Interest expense	$—	$144,587	$144,587
Intangible assets	$—	$5,998,095	$5,998,095
Total assets	$—	$7,478,656	$7,478,656

September 30, 2007

	Corporate	Internet	Consolidated
Revenue	$—	$4,450,600	$4,450,600
Operating Income (loss)	$(53,320)	$763,921	$710,601
Depreciation and amortization	$—	$1,011,025	$1,011,025
Interest expense	$—	$118,950	$118,950
Intangible assets	$—	$3,389,475	$3,389,475
Total assets	$—	$4,314,519	$4,314,519

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In February 2007, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company believes it will not have a material impact on its financial position or on the results of operations.

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
SEPTEMBER 30, 2008

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

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

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect the adoption of FASB No. 162, but believes it will not have a material impact on its financial position or on the results of operations.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 - RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

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

Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are limited results of operations of this company for the nine months ended September 30, 2007 included in the accompanying September 30, 2008 and 2007 consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of Magnolia Internet Services had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$4,529,448
Gross profit	$3,104,007
Selling, general and administrative expenses	$2,382,876
Net income	$593,362
Basic income per share	$0.00

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

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are limited results of operations of this company for the nine months ended September 30, 2007 included in the accompanying September 30, 2008 and 2007 consolidated financial statements.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of OW Holdings had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$5,209,531
Gross profit	$3,602,862
Selling, general and administrative expenses	$2,675,326
Net income	$799,767
Basic income per share	$0.01

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

Because the acquisition of AlaNet Internet Services was consummated on June 21, 2007, there are limited results of operations of this company for the nine months ended September 30, 2007 included in the accompanying September 30, 2008 and 2007 consolidated financial statements.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of AlaNet had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$4,514,803
Gross profit	$3,093,501
Selling, general and administrative expenses	$2,366,960
Net income	$588,201
Basic income per share	$0.01

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

Because the acquisition of USA Telephone was consummated effective November 1, 2007, there are no results of operations of this company for the nine months ended September 30, 2007 included in the accompanying September 30, 2008 and 2007 consolidated financial statements.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2007. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$7,902,949
Gross profit	$5,547,936
Selling, general and administrative expenses	$4,084,383
Net income	$1,248,993
Basic income per share	$0.01

Comcation, Inc.

Effective March 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Comcation, Inc., a Pennsylvania ISP. The total purchase price was $38,500 representing the fair value of the assets acquired which consisted of a $9,135 cash payment at closing with the remaining balance paid in 5 monthly installments beginning April 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$62,223
Non-compete agreement	5,000
Accounts receivable	2,343
Deferred revenue	(22,858)
Purchase price	$46,708

Because the acquisition of Comcation was consummated effective March 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the nine months ended June 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of Comcation had been effective March 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$4,523,560
Gross profit	$3,105,172
Selling, general and administrative expenses	$2,396,973
Net income	$578,146
Basic income per share	$0.01

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

Because the acquisition of N2 the Net was consummated effective April 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the nine months ended September 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of N2 the Net had been effective April 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$4,539,957
Gross profit	$3,123,453
Selling, general and administrative expenses	$2,358,558
Net income	$635,545
Basic income per share	$0.01

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

Because the acquisition of Dial Assurance was consummated effective May 1, 2008, there are limited results of operations of Dial Assurance in the consolidated financial statements for the nine months ended September 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of Dial Assurance had been effective May 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$4,559,317
Gross profit	$3,136,695
Selling, general and administrative expenses	$2,375,950
Net income	$630,932
Basic income per share	$0.01

United Systems Access, Inc.

Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired certain broadband digital subscriber line (DSL) accounts and related assets of United Systems Access, Inc., (d/b/a USA Telephone), a corporation with its headquarters in Maine. The net purchase price was $297,965 representing the fair value of the assets acquired which consisted of a $130,000 cash payment at closing with the remaining balance paid in 60 days from closing. The purchase price has been subsequently adjusted down to $263,757.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$277,965
Non-compete agreement	50,000
Deferred revenue	(64,208)
Purchase price	$263,757

Because the acquisition of was consummated effective May 1, 2008, there are limited results of operations of USA Telephone in the consolidated financial statements for the nine months ended September 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective May 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$4,736,895
Gross profit	$3,294,869
Selling, general and administrative expenses	$2,412,143
Net income	$754,957
Basic income per share	$0.01

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

Because the acquisition of AdaNet was consummated effective June 1, 2008, there are limited results of operations of AdaNet in the consolidated financial statements for the nine months ended September 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of AdaNet had been effective June 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$4,468,567
Gross profit	$3,062,688
Selling, general and administrative expenses	$2,340,661
Net income	$593,590
Basic income per share	$0.01

Velocity West, Inc.

Effective August 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Velocity West, Inc., a Texas-based ISP and wholesale managed modem solution provider. The total purchase price was $360,000 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance due in 12 monthly installments beginning September 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$400,000
Non-compete agreement	10,000
Deferred revenue	(50,000)
Purchase price	$360,000

Because the acquisition of Velocity West was consummated effective August 1, 2008, there are limited results of operations of Velocity West in the consolidated financial statements for the nine months ended September 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 - ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2007 and reflects the results of operations of the Company as if the acquisition of Velocity West had been effective August 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$4,610,600
Gross profit	$3,192,871
Selling, general and administrative expenses	$2,366,598
Net income	$694,560
Basic income per share	$0.01

ISP Holding Company, LLC

Effective November 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of ISP Holding Company, LLC d/b/a DONOBi Internet Services, a Washington-based Internet Service Provider. The total purchase price was $475,000 representing the fair value of the assets acquired which consisted of a $150,000 cash payment at closing with the remaining balance due in 12 monthly installments beginning December 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$530,000
Non-compete agreement	20,000
Deferred revenue	(75,000)
Purchase price	$475,000

Because the acquisition of DONOBi Internet Services was consummated effective November 1, 2008, there are no results of operations of ISP Holding Company in the consolidated financial statements for the nine months ended September 30, 2007 and 2008.

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7 - PROVISION FOR INCOME TAXES

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

The nature of the timing difference generating the deferred tax asset, are the accumulated net operating loss carry forwards that can be applied towards mitigating future tax liabilities of the Company. The Company has established a valuation account at the full value of the tax deferred asset as of September 30, 2008 and December 31, 2007. The Company’s operations have generated federal and state income taxes payable which have been offset by the operating loss carry forwards. The Company does not have an effective tax rate due to the Company’s lack of taxable income to date.

At September 30, 2008 and December 31, 2007, the Company had accumulated deficits of $9,813,149 and $10,906,088, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the operating losses in future periods.

There was no provision for income taxes for the nine months ended September 30, 2008 and 2007.

NOTE 8 - INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $2,192,950 and $965,513 for the nine months ended September 30, 2008 and 2007.

NOTE 9 - DEFERRED REVENUE

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

Revenue Recognition

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9 - DEFERRED REVENUE, continued

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

NOTE 10 - NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consist of the following:
	2008	2007
Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% as of December 31, 2007). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	$—	$58,242
Bank line of credit reissued on April 12, 2008 with a principal limit of $300,000. Interest is payable at an annual rate of prime plus .25% (7.50% as of December 31, 2007). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company.	—	300,000
Non-interest bearing amount due on acquisition of AlaNet Internet Services payable in eleven monthly installments of $4,276 through April 2008.	—	20,807
Bank note payable in twelve monthly interest and principal payments of $30,650. Interest is payable at an annual rate of 9.25%. The note is guaranteed by officers and directors of the Company and secured by shares of Company stock owned by the officers and directors of the Company.	—	322,048
Bank note payable in twenty four monthly interest and principal payments of $21,167. Interest is payable at an annual rate of 8.5%. The note is guaranteed by officers and directors of the Company and secured by shares of Company stock owned by officers and directors of the Company.	—	438,264

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 10 - NOTES PAYABLE, continued

Bank bridge note originally payable on February 1, 2008. Interest is payable at an annual rate of 8.5%. The note was refinanced on February 21, 2008 at an annual interest rate of 8.5% and is payable in twelve payments of $21,760 and is personally guaranteed by officers and directors of the Company and secured by real estate owned by officers and directors of the Company.	—	250,000
Non-interest bearing amount due on acquisition of USA Telephone payable in monthly installments of $25,000 starting January 2008.	1,290,615	1,574,341
Non-interest bearing amount due on acquisition of N2theNet payable in eleven monthly installments of $4,046 starting May 2008.	23,522	—
Non-interest bearing amount due on acquisition of Dial Assurance payable in six monthly installments of $21,650 starting June 2008	34,141	—
Non-interest bearing amount due on acquisition of AdaNet payable in five monthly installments of $3,836 starting July 2008	3,866	—
Non-interest bearing amount due on acquisition of USA Telephone payable in 60 days from closing.	50,292	—
Non-interest bearing amount due on acquisition of Velocity West payable in twelve monthly installments of $21,667 starting September 2008.	47,058	—
Less current portion	(458,879)	(1,268,866)
Long-term portion	$990,615	$1,694,836

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 10 - NOTES PAYABLE, continued

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2009	$458,879
Twelve months ending September 30, 2010	990,615
Twelve months ending September 30, 2011	—
Twelve months ending September 30, 2012	—
Twelve months ending September 30, 2013	—
Thereafter	—
Total	$1,449,494

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

NOTE 12 -SUBSEQUENT EVENTS

On October 22, 2008, the Company issued a press release announcing a stock repurchase program that authorizes the repurchase of up to 10,000,000 shares of the Company’s common stock. The shares will be purchased on the open market at prevailing prices or in privately negotiated transactions.

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

Overview

The Company is a national Internet Service Provider and computer services company offering a broad range of services to business and residential customers.  In November 2003, the Company announced the launch of the national dial-up Internet service that made service available in thousands of cities throughout the United States.  This expanded service features web acceleration, e-mail acceleration and pop-up ad blocking. Spam and virus filtering are also included.  The Company utilizes Company owned infrastructure, as well as, third party affiliations that allow it to expand its network and services to most of the United States.

The products and services that the Company provides include:
•	Internet access services;

•	Web acceleration services;

•	Web hosting services;

•	End-to-end e-commerce solutions; and

•	Toner and ink cartridge remanufacturing services.

The Company’s Internet division consists of multiple sites of operation and services customers throughout the U.S. and Canada. Sitestar products include narrow-band (dial-up) services, broadband services (ISDN, DSL, fiber-optic, satellite, cable and wireless) and the Company supports these products utilizing Company owned infrastructure and third party affiliations. Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

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

Results of operations

The following tables show financial data for the nine months ended September 30, 2008 and 2007. Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$—	$7,644,538	$7,644,538
Cost of revenue	—	2,097,509	2,097,509

Gross profit	—	5,547,029	5,547,029

Operating expenses	88,893	4,246,226	4,335,119
Income (loss) from operations	(88,893)	1,300,803	1,211,910
Other income (expense)	—	(118,971)	(118,971)

Net income (loss)	$(88,893)	$1,181,832	$1,092,939

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the nine months ended September 30, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$—	$4,450,600	$4,450,600
Cost of revenue	—	1,403,848	1,403,848

Gross profit	—	3,046,752	3,046,752

Operating expenses	53,320	2,282,831	2,336,151
Income (loss) from operations	(53,320)	763,921	710,601
Other income (expense)	—	(127,769)	(127,769)

Net income (loss)	$(53,320)	$636,152	$582,832

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2008 and 2007.

	For the nine months ended September 30, 2008
	Corporate	Internet	Total
EBITDA	$(88,893)	$3,550,408	$3,461,515
Interest expense	—	(144,587)	(144,587)
Taxes	—	—	—
Depreciation	—	(31,039)	(31,039)
Amortization	—	(2,192,950)	(2,192,950)
Net income (loss)	$(88,893)	$1,181,832	$1,092,939

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the nine months ended September 30, 2007
	Corporate	Internet	Total
EBITDA	$(53,320)	$1,766,127	$1,712,807
Interest expense	—	(118,950)	(118,950)
Taxes	—	—	—
Depreciation	—	(45,512)	(45,512)
Amortization	—	(965,513)	(965,513)
Net income (loss)	$(53,320)	$636,152	$582,832

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007 (Unaudited)

REVENUE.

Revenue for the nine months ended September 30, 2008 increased by $3,193,938 or 71.8% from $4,450,600 for the nine months ended September 30, 2007 to $7,644,538 for the same period in 2008. Internet sales increased primarily due to the addition of Internet customers from the asset acquisition of USA Telephone. This acquisition, for the nine months ended September 30, 2008, yielded approximately $3,452,000 in additional net revenues. This increase from acquisitions was offset by additional attrition to broadband service. Sitestar focuses on marketing and selling Internet access to second-tier markets where broadband is not prevalent. The Company’s strategy is to leverage operational economies of scale to provide dial-up service in these markets where it will continue to be the core method for connecting to the Internet.

While Sitestar is currently adding customers through promotional marketing campaigns, this method for strong and sustainable growth is threatened by competition from nationally-known ISPs and discount dial-up providers, as well as, from the future introduction of broadband services. To increase its dial-up base, the Company plans to continue to acquire ISPs in these target markets.

COST OF REVENUE.

Costs of revenue for the nine months ended September 30, 2008 increased by $693,661 or 49.4% from $1,403,848 for the nine months ended September 30, 2007 to $2,097,509 for the same period in 2008.  This increase is due to telecommunications expenses associated with the acquisitions of additional customers. It also reflects the economies of an increased customer base as indicated by decrease in the cost of revenue percentage by 4.1% from 31.5% for the nine months ended September 30, 2007 to 27.4% for the same period in 2008.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES.

Operating expenses for the nine months ended September 30, 2008 increased $1,998,968 or 85.6% from $2,336,151 for the nine months ended September 30, 2007 to $4,335,119 for the same period in 2008.  Amortization expense increased $1,227,437 or 127.1% from $965,513 for the nine months ended September 30, 2007 to $2,192,950 for the same period in 2008.  This increase is due to the acquisition of customer bases. Bad debt expenses increased $698,304 or 185.7% from $375,962 for the nine months ended September 30, 2007 to $1,074,266 for the same period in 2008. Corporate expenses of $88,893 for the nine months ended September 30, 2008 consisted primarily of professional fees. Corporate expenses of $53,320 for the nine months ended September 30, 2007 consisted primarily of professional fees.

GAIN ON SALE OF ASSETS.

A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. to Servatus Development, LLC of $19,551 and $10,761 for the nine months ended September 30, 2008 and 2007.  This represents, per the Definitive Purchase Agreement between the parties, 20% of the gross revenue of Servatus Development, LLC for the nine months ended September 30, 2008 and 2007.

INTEREST EXPENSE.

Interest expense for the nine months ended September 30, 2008 increased by $25,637 or 17.7% from $118,950 for the nine months ended September 30, 2007 to $144,587 for the same period in 2008.  This increase is a result of acquiring debt to finance the acquisition of additional customers.

JUNE 30, 2008 (Unaudited) COMPARED TO DECEMBER 31, 2007 (Audited)

FINANCIAL CONDITION.

Net accounts receivable increased $382,656 or 127.6% from $299,863 on December 31, 2007 to $682,519 on September 30, 2008.  This increase is substantially due to the addition of customers from acquisitions. Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $1,081 or 01.5% from $70,739 on December 31, 2007 to $69,658 on September 30, 2008. Accounts payable decreased by $56,305 or 71.5% from $78,713 on December 31, 2007 to $22,408 on September 30, 2008. Accrued expenses decreased by $31,672 or 22.9% from $138,021 on December 31, 2007 to $106,349 on September 30, 2008. Deferred revenue decreased by $96,576 or 07.1% from $1,361,606 on December 31, 2007 to $1,265,030 on September 30, 2008 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $809,987 or 63.8% from $1,268,866 on December 31, 2007 to $458,879 on September 30, 2008. This is substantially due to the curtailment of a line of credit of $300,000 and the early payoff of $1,068,554 of debt as of December 31, 2007. Long-term notes payable decreased $704,221 or 41.6% from $1,694,836 on December 31, 2007 to $990,615 on September 30, 2008. This decrease is the result of servicing term notes and the early payoff of term notes payable. Long-term notes payable to stockholders decreased $147,406 or 21.5% from $686,687 on December 31, 2007 to $539,281 on September 30, 2008.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $289,195 and $232,249 at September 30, 2008 and at December 31, 2007. EBITDA was $3,461,515 for the nine months ended September 30, 2008 as compared to $1,712,807 for the same period in 2007.

	2008	2007
EBITDA for the nine months ended September 30,	$3,461,515	$1,712,807
Interest expense	(144,587)	(118,950)
Taxes	—	—
Depreciation	(31,039)	(45,512)
Amortization	(2,192,950)	(965,513)
Net income for the nine months ended September 30,	$1,092,939	$582,832

The aging of accounts receivable as of September 30, 2008 and December 31, 2007 is as shown:

	2008		2007
Current	$363,882	53%	$171,446	57%
30 < 60	167,165	25%	72,337	24%
60 +	151,472	22%	56,080	19%
Total	$682,519	100%	$299,863	100%

At September 30, 2007, the Company reported that it had a working capital deficiency of $566,269. This condition raised substantial doubt about the Company's ability to continue as a going concern at that time. The Company had income from operations for each of the two years ended December 31, 2007 of $956,170 and $1,179,677. The Company also had positive cash flows from operations of $2,805,883 and $2,465,289 for the two years ended December 31, 2007. In addition, the Company projects positive cash flows for the next twelve months. With this positive trend of operating income, cash flows and projected cash flow over the next twelve months, the Company’s management considers the facts and circumstances, which raised substantial doubt about the Company’s ability to continue as a going concern, to be alleviated.

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

Forward-looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company’s ability to expand the Company’s customer base, make strategic acquisitions, general market conditions and competition and pricing.

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

Item 3.    Controls and Procedures

The Company has evaluated the effectiveness of the disclosure controls and procedures and internal controls over financial reporting as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer. Based on this evaluation, these officers have concluded that the disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

SITESTAR CORPORATION

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

An evaluation was conducted under the supervision and with the participation of the Company's management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended September 30, 2008 covered by this quarterly report on Form 10-Q.

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

SITESTAR CORPORATION

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

On January 16, 2008, Sitestar filed a complaint against Frederick T. Manlunas in the Superior Court of the State of California, County of Orange, Case No. 30 2008 00101457, for breach of written contract and specific performance regarding shares in Sitestar that Mr. Manlunas failed to provide to Sitestar under the Stock Redemption Agreement, and declaratory relief regarding the parties' respective duties and rights under the Stock Redemption Agreement and Secured Note. On May 28, 2008, Mr. Manlunas filed a cross-complaint against Sitestar for reformation, breach of contract, negligent misrepresentation, and fraudulent inducement, alleging damages of $148,692. Trial is scheduled for January 26, 2009.

A complaint was filed in Belmont County, Ohio that alleges there was a breach of the agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006. The Complaint alleges the Company defaulted upon its obligation under the contract and owes First USA, Inc. the sum of approximately $150,000.

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

 SITESTAR CORPORATION

PART II.  OTHER INFORMATION, continued

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

SITESTAR CORPORATION

Date: November 14, 2008	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2008	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer (Principal Financial Officer)