Form 10-K
period 2008-12-31
SITESTAR CORP
filed 2009-05-18
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

SITESTAR CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-27763

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0397234 (I.R.S. Employer Identification No.)

7109 Timberlake Rd., Suite 201, Lynchburg, VA (Address of Principal Executive Offices)	24502 (Zip Code)

(434) 239-4272
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.
☐ Yes     ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,326,948 based on the price at which the common stock last sold on such day.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of May 7, 2009 was approximately 91,326,463.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

This Annual Report on Form 10-K contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, the development and acceptance of the Company’s business strategy and new applications for Sitestar Corporation's existing products. Readers are cautioned that, although the Company believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

Overview

Sitestar is an Internet Service Provider (ISP) that offers consumer and business-grade Internet access, wholesale managed modem services for downstream ISPs and Web hosting.  Sitestar also delivers value-added services including spam, virus and spyware protection, pop-up ad blocking and web acceleration.  The Company maintains multiple sites of operation and provides services to customers throughout the U.S. and Canada.

The products and services that the Company provides include:
·    Internet access services;
·    Web acceleration services;
·    Web hosting services;
·    End-to-end e-commerce solutions;
·    Toner and ink cartridge remanufacturing services.

The Company’s Internet division markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, satellite, cable and wireless), and supports these products utilizing its own infrastructure and affiliations.  Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

Additionally, the Company markets and sells web hosting and related services to consumers and businesses.

The Company also markets, sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the Lynchburg, Virginia location.

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

Neocom has since changed its name to Sitestar.net, Inc.  Sitestar.net is an ISP and web development company based in Martinsville, Virginia.  Sitestar.net provides Internet access and other Internet services to its customers in the Southern Virginia area.

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

Effective October 16, 2002, Sitestar reorganized and the Board named Frank R. Erhartic, Jr. as the new Chairman and CFO to replace Clinton Sallee and Eric Manlunas, who both resigned. Mr. Erhartic later entered into a contract with the former management of Sitestar to buy out their shares of the Company to reduce the number of shares outstanding by approximately 32.5%.  Mr. Sallee was retained as a paid consultant for one year.

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

Effective August 31, 2004 the Company entered into a Definitive Agreement to sell the assets of Sitestar Applied Technologies (SAT), the software development division of the Company. Thomas Albanese, the former manager of the SAT division, purchased the assets. The new company is subsequently doing business as Servatus Development, LLC (Servatus). The agreement consisted of Albanese surrendering 1,460,796 shares of the Company’s common stock and the Company receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management software system that was shortly thereafter completed. The Company provided office space, occupancy costs and Internet services for one year. The Company has recognized a gain from this transaction of $8,734 through the fourth quarter of 2008, representing the excess of the value of the common stock received and the shared revenue over the recorded basis of the assets sold.

Effective November 22, 2004, the Company entered into a Definitive Agreement acquiring the Internet related assets of Exchange Computers, Inc. and Exis.net, Inc. Both are Virginia corporations. The deal consisted of the acquisition of the dial-up customers, the related Internet assets and non-compete agreements from the principal officers of the companies. The total purchase price was $150,000, representing the fair value of the assets acquired, which consisted of $30,000 in cash at closing and a non-interest bearing promissory note of $120,000 that was paid over twelve months.

Effective September 16, 2005, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of IDACOMM, an Idaho corporation. The transaction consisted of the acquisition of the dial-up and certain DSL customers, the related Internet assets and non-compete agreements from company. The total purchase price was $1,698,430 representing the fair value of the assets acquired, less $112,735 for deferred revenues and less a 10% discount, for a net purchase price of $1,545,304 which consisted of a down payment of $250,000 with the balance paid by a non-interest bearing note payable over 7 months. The transaction was accounted for by the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of tangible assets acquired was attributed to the customer list and non-compete agreement, which were amortized over the estimated three-year life and contractual three-year life, respectively.  The value of the customer list was determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

Effective January 1, 2006, with a closing date of January 6, 2006, the Company entered into a Definitive Agreement acquiring the Common Stock of NetRover Inc., a Canadian ISP and web services corporation. The Definitive Agreement consisted of the acquisition of all of the issued and outstanding shares of NetRover Inc.’s stock and a non-compete agreement of the company. The total purchase price was $604,535 which represented the fair value of the stock acquired. The transaction also consisted of a non-interest bearing promissory note of $403,551 paid over twelve months, amortized over twenty four months with a balloon payment in the twelfth month and a down payment consisting of 2,000,000 shares of the Registrant’s common stock at Closing.

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

Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., an ISP having customers throughout the Rocky Mountain region and with headquarters in Wyoming.  The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing and the balance was paid in ninety days. The purchase price has been adjusted down to $802,452.

Effective June 21, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of AlaNet Internet Services, Inc., an Alabama ISP.  The adjusted purchase price was $45,629 representing the fair value of the assets acquired which consisted of a $4,275 cash payment at closing with the balance paid in eleven monthly installments beginning July 2007.

Effective November 1, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of United Systems Access, Inc. (d/b/a USA Telephone), a corporation with headquarters in Maine.  The total purchase price was $3,750,000 representing the fair value of the assets acquired which consisted of a $1,000,000 cash payment at closing with a second $1,000,000 due in 30 days with the remaining balance due in 36 monthly installments beginning January 2008.  The remaining installment balance due on the purchase price was $1,215,615 as of December 31, 2008.

Effective March 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Comcation, Inc. a Pennsylvania ISP.  The total purchase price was $54,800 representing the fair value of the assets acquired which consisted of a $9,135 cash payment at closing with the remaining balance paid in 5 monthly installments beginning April 2008.  The purchase price has been subsequently adjusted down to $36,818.

Effective April 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of N2 the Net, LLC, a Tennessee Internet Service Provider.  The total purchase price was $43,790 representing the fair value of the assets acquired which consisted of a $3,650 cash payment at closing with the remaining balance paid in 11 monthly installments beginning May 2008.  The purchase price has been subsequently adjusted down to $45,821.

Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Dial Assurance, Inc., a Georgia-based wholesale managed modem solution provider.  The total purchase price was $229,900 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance paid in 6 monthly installments beginning June 2008.

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

Effective June 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of AdaNet, an Oklahoma-based ISP.  The total purchase price was $23,017 representing the fair value of the assets acquired which consisted of a $3,836 cash payment at closing with the remaining balance paid in 5 monthly installments beginning July 2008.  The purchase price has been subsequently adjusted down to $18,542.

Effective August 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Velocity West, Inc., an ISP and wholesale managed modem solution provider with headquarters in Texas.  The total purchase price was $360,000 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance due in 12 monthly installments beginning September 2008.

Effective November 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of ISP Holding Company, LLC (d/b/a DONOBi Internet Services), an ISP with headquarters in Washington.  The total purchase price was $475,000 representing the fair value of the assets acquired which consisted of a $150,000 cash payment at closing with the remaining balance due in 12 monthly installments beginning December 2008.  The purchase price has been subsequently adjusted down to $447,354.

Effective February 10, 2009, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Pulaski Networks, LLC, a Virginia Internet Service Provider.  The total purchase price was $24,907 representing the fair value of the assets acquired which consisted of applying the amount owed to the Company, by Pulaski Networks for wholesale dial-up service, to the purchase price.

Sitestar’s Business Strategy

The Company’s growth strategy is to expand its business by increasing its customer base, services and coverage area. The Company uses marketing, acquisitions and partnerships to accomplish this. Sitestar’s mission is to increase stockholder value by increasing revenues, minimizing operational costs and increasing profits, while maintaining superior products and customer service.

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

Increasing the Product Offerings.  The Company anticipates that it is will continue to offer new products and services, as they become available, through its retail stores and to its existing Internet customer base. The Company views Voice over Internet Protocol (VoIP), services that allow accepting and originating phone calls through an Internet connection, to be value-added service for both business and residential customers, and is one of the primary new product offerings the Company is currently exploring.

Strategic Acquisitions.  The Company has historically acquired companies, assets and customer bases and intends to continue to consider and execute similar opportunities to help grow its business.

Increasing the Economies of Scale.  As the Company expands, it is committed to managing costs and maximizing efficiencies. To optimize its operations, the Company has acquired and leverages the services of wholesale managed modem providers to reduce costs and consolidate its network infrastructure. Similarly, the Company has integrated its offices by deploying VoIP services to better utilize its human resources and provide more efficient customer service.

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

The Internet services market is extremely competitive and highly fragmented.  The Company faces competition from numerous types of ISPs, including other national ISPs, telecommunications providers and cable companies, and anticipates that competition will only intensify in the future as the ISP industry becomes more mature through provider consolidation and pricing commoditization. The Company believes that the primary competitive factors in the Internet services market include:

☐ Pricing;
☐ Quality and breadth of products and services;
☐ Ease of use;
☐ Personal customer support and service; and
☐ Brand awareness.

The Company believes that it competes favorably based on these factors, particularly due to:
☐ National brand name;
☐ Highly responsive customer support and service;
☐ High reliability; and
☐ Competitive pricing.

The Company currently competes, or expects to compete, with the following types of companies:

☐	Local and regional ISPs and Computer Companies;
☐	National Internet Service Providers, such as, AOL, MSN (Microsoft Network) and EarthLink;
☐	Local, regional and national broadband cable providers, such as Comcast and Cox Communications;
☐	Providers of Web hosting, co-location and other Internet-based business services;
☐	Computer hardware and other technology companies that provide Internet connectivity with their own or other products, including IBM and Microsoft;
☐	National telecommunication providers, such as Verizon, AT&T and Qwest;
☐	Regional Bell Operating Companies (RBOCs), Competitive Local Exchange Carriers (CLECs) and other local telephone companies;
☐	Providers of free or discount Internet service, including United Online’s NetZero and PeoplePC;
☐	Terrestrial wireless and satellite providers, such as Clearwire, WildBlue and HughesNet; and
☐	Non-profit or educational ISPs.

The Company’s primary competitors include large companies that have substantially greater market presence, brand-name recognition and financial resources than the Company presently enjoys. Secondary competitors include local or regional ISPs that may benefit from relationships within a particular community.

The residential broadband Internet access market is dominated by cable companies, telecommunications companies and CLECs who respectively offer Internet connectivity through the use of cable modems or Digital Subscriber Line (DSL) programs that provide high speed Internet access using the existing copper wire telephone infrastructure. Other alternative service companies provide Internet connectivity via wirelesses terrestrial and satellite-based service technologies. These competitors enjoy the advantage of being able to leverage their existing relationships with customers to promote high-speed Internet services. In addition, they provide incentives for customers to purchase Internet access by offering discounts for bundled service offerings (i.e., phone, television, Internet). While the Company is a reseller of broadband services including DSL and fiber services, its profit margin is influenced by the aforementioned threats. Thus, should the Company be unable to provide technologically competitive service in the marketplace or compete with companies bundling Internet service with their products, its revenues and profit margins may decline.

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

Government Regulations

There is currently only a small body of laws and regulations directly applicable to access or commerce on the Internet. However, it is possible that a number of laws and regulations may be repealed, modified or adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications which do, or could affect the Company.

In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy.  The vast majority of the laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues and environment of the Internet.  Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet.  These developments could, in turn, have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

The FCC has ruled that calls to ISPs are jurisdictionally interstate and that ISPs should not pay access charges applicable to telecommunications carriers.  Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on ISPs.  The FCC is examining inter-carrier compensation for calls to ISPs, which could affect ISPs' costs and consequently substantially increase the costs of communicating via the Internet.  This increase in costs could slow the growth of Internet use and thereby decrease the demand for the Company’s services.

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

Employees

As of April 8, 2008, the Company employed twenty full-time individuals.  Of these, the Company has three in management, one in sales and marketing, three in administration, and twelve technicians.  The Company also employed four part-time individuals.  Of these, the Company has three technicians and one in management. The Company’s employees are not unionized and it considers its relations with its employees to be favorable.

Available Information

Sitestar Corporation files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act.  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.  The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.  The Company also has available though EDGAR its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 1A.  RISK FACTORS

Not required for small business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company owns a 12,000 square foot office building in Martinsville, Virginia located at 29 West Main Street, Martinsville, VA 24112, which was acquired along with the acquisition of Neocom.  This facility houses a portion of the Company’s customer service and technical support functions.  Also located here is equipment needed to service many of its customers.  Neocom's principal note holders had a senior lien on the property, which has been lifted. This bank note was payable in monthly principal and interest installments of approximately $6,400 or $76,800 per annum with the balance due September 2003.  This note has been refinanced into a term loan and has subsequently been paid in full and converted to a line of credit, which was paid in full and not renewed when it matured in 2007.  The Company leases a 7,200 square feet office facility in Lynchburg, Virginia which serves as its corporate office.  Here the Company handles the executive, marketing, corporate accounting functions, customer service, technical support, and billing and houses Internet equipment. In addition, the Company markets local Internet service under the Lynchburg.net and SurfWithUs.net brands, sells computer hardware and services under the name Computers by Design and remanufactures toner and ink cartridges under the name CBD Toner Recharge at this location. This facility has an annual rent of $48,000. The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Frank R. Erhartic, Jr. a Company Director and Officer and this lease expires on November 1, 2010.

The Company cancelled the lease of a 2,500 square foot office facility in Mt. Airy, North Carolina effective October 31, 2005 where it sold computer hardware and services under the name of Computers by Design and sold Internet services under the name of Sitestar Advanced Internet Services. The Company also housed Internet equipment there to serve its customers in the Mt. Airy, North Carolina area. This facility had an annual rent of $6,000. The facility is located at 327 West Lebanon Street, Mt. Airy, NC 27030. It was leased from Nick Epperson on a month-to-month lease. The Company now out-sources the services to provide service for the customers in this area and the Company’s other offices provide technical and billing support for those customers previously provided at this location.  The Company cancelled the lease of a 950 square foot office facility in Virginia Beach, Virginia effective October 31, 2008 where it sold computer hardware and services and sold Internet services under the name of Sitestar Exis.net. The Company also housed Internet equipment there to serve its customers in the Virginia Beach, Virginia area. This facility had an annual rent of $7,600 and is located at 333 Office Square Lane, Suite 103, Virginia Beach, VA 23462 and was leased from Kempsville Commons on a month-to-month lease.  The Company now out-sources the services to provide service for the customers in this area and the Company’s other offices provide technical and billing support for those customers previously provided at this location.

The Company leases a 2,000 square foot office facility in Chatham, Ontario where it sells Internet services under the name of NetRover. The Company also houses Internet equipment there to serve its customers in Canada. This facility has an annual rent of $18,000 Canadian Dollars (CAD) or approximately $16,688 in United States Dollars (USD).  The facility is located at 48 Fifth Street, Chatham, Ontario N7M 4V8 and is leased from Duff Enterprises and this lease expires in November 2010.

The Company anticipates that it may require additional space for its ISP operations as it expands, and it believes that it will be able to obtain suitable space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On or about January 16, 2008, the Company filed a Complaint in the Circuit Court in the Orange County Superior Court of the State of California against Frederick T. Manlunas, a former executive and director of the Company, for breach of contract, specific performance and declaratory relief.  This matter has been settled with a resulting gain of $15,251.

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company will vigorously defend this claim.  A pre-trial or scheduling conference will be scheduled in the second quarter of 2009.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing March 31, 2007:

	High	Low
2007
For the quarter ended March 31, 2007	$0.13	$0.06
For the quarter ended June 30, 2007	$0.13	$0.11
For the quarter ended September 30, 2007	$0.16	$0.10
For the quarter ended December 31, 2007	$0.12	$0.09
2008
For the quarter ended March 31, 2008	$0.12	$0.07
For the quarter ended June 30, 2008	$0.11	$0.11
For the quarter ended September 30, 2008	$0.09	$0.08
For the quarter ended December 31, 2008	$0.09	$0.08

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.05 on May 7, 2009.  As of May 7, 2009 the Company had approximately 120 shareholders of record. Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

EQUITY COMPENSATION PLANS

The Company does not have any plans under which options, warrants or other rights to subscribe for or acquire shares of the Company’s common stock may be granted and there are outstanding no options, warrants or other rights to subscribe for or acquire shares of our common stock. From time to time, the Board of Directors may grant shares of the Company’s common stock to its officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal 2008.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued 2,050,000 shares of its common stock in connection with the purchase of NetRover Inc. effective January 1, 2006 as reflected in the Form 8-K filed with the SEC dated January 6, 2006.  The Company has reacquired 2,000,000 of these shares and they were placed in treasury.  On December 24, 2007, the Company issued 5,263,158 shares of its common stock in connection with a Stock Purchase Agreement as reflected in the Form 8-K filed with the SEC dated December 24, 2007.  The Company reacquired the 5,263,158 shares on February 3, 2009 and placed them in treasury.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

On October 22, 2008 the Board of Directors of the Company Financial authorized a stock repurchase program which calls for the repurchase of up to 10,000,000 shares of its common stock.   The shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2008.  The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18.  Management reports monthly to the Board of Directors on the status of the repurchase program.  The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended December 31, 2008 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 October 1 through October 31, 2008	-	n/a	-	10,000,000

Month # 2 November 1 through November 30, 2008	-	-	-	10,000,000

Month # 3 December 1 through December 31, 2008	19,500	$0.06	19,500	9,980,500
Total	19,500	$0.06	19,500	9,980,500

On February 10, 2009 the Company repurchased $5,263,158 shares of common stock at an average price of $0.1121 per share.

The following chart provides information regarding purchases of Company equities by the Company and affiliated purchasers over the last year:

ITEM 6.  SELECT FINANCIAL DATA

None

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2008 and December 31, 2007 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Sitestar is an Internet Service Provider (ISP) that offers consumer and business-grade Internet access, wholesale managed modem services for downstream ISPs and Web hosting.  Sitestar also delivers value-added services including spam, virus and spyware protection, pop-up ad blocking and web acceleration.  The Company maintains multiple sites of operation and provides services to customers throughout the U.S. and Canada.

The products and services that the Company provides include:
·    Internet access services;
·    Web acceleration services;
·    Web hosting services;
·    End-to-end e-commerce solutions;
·    Toner and ink cartridge remanufacturing services.

The Company’s Internet division markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, satellite, cable and wireless), and supports these products utilizing its own infrastructure and affiliations.  Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

Additionally, the Company markets and sells web hosting and related services to consumers and businesses.

The Company also markets, sells and manufactures computer systems, computer hardware, computer software, networking services, repair services and toner and ink cartridge remanufacturing services from the Lynchburg, Virginia location.

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2008 and 2007.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2008
	Corporate	Internet	Total
Revenue	$-	$10,227,438	$10,227,438
Cost of revenue	-	3,061,563	3,061,563
Gross profit	-	7,165,875	7,165,875
Operating expenses	106,268	5,701,695	5,807,963
Income (loss) from operations	(106,268)	1,464,180	1,357,912
Other income (expense)	-	(128,090)	(128,090)
Income before income taxes	(106,268)	1,336,090	1,229,822
Income taxes	333,746	-	333,746
Net income (loss)	$(440,014)	$1,336,090	$896,076

	For the year ended December 31, 2007
	Corporate	Internet		Total
Revenue	$-	$6,567,264		$6,567,264
Cost of revenue	-	2,244,184		2,244,184
Gross profit	-	4,323,080		4,323,080
Operating expenses	61,812	3,305,098		3,366,910
Income (loss) from operations	(61,812)	1,017,982		956,170
Other income (expense)	-	(166,198	) )	(166,198)
Income before income taxes	(61,812)	851,784		789,972
Income taxes	-	-		-
Net income (loss)	$(61,812)	$851,784		$789,972

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2008 and 2007.

	For the year ended December 31, 2008
	Corporate	Internet	Total
EBITDA	$267,994	$4,070,172	$4,338,166
Interest expense	-	(165,154)	(165,154)
Taxes	(333,746)	-	(333,746)
Depreciation	-	(43,570)	(43,570)
Amortization	-	(2,899,620)	(2,899,620)
Net income (loss)	$(65,752)	$961,828	$896,076

	For the year ended December 31, 2007
	Corporate	Internet	Total
EBITDA	$(61,812)	$2,690,974	$2,629,162
Interest expense	-	(158,734)	(158,734)
Taxes	-	-	-
Depreciation	-	(58,534)	(58,534)
Amortization	-	(1,621,922)	(1,621,922)
Net income (loss)	$(61,812)	$851,784	$789,972

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2008 and December 31, 2007 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

REVENUE.  Revenue for the year ended December 31, 2008 increased by $3,660,174 or 55.7% from $6,567,264 for the year ended December 31, 2007 to $10,227,438 for the same period in 2008.  The increase in Internet sales is attributed to the acquisition of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs, folding them into its operations to provide future revenues. These new acquisitions, for the year ended December 31, 2008, yielded approximately $1,435,022 in additional net revenues. The Company also plans to market more aggressively on a national level utilizing scalable tactics and targeting a much larger Internet customer base.

COST OF REVENUE.  Costs of revenue for the year ended December 31, 2008 increased by $817,379 or 36.4% from $2,244,184 for the year ended December 31, 2007 to $3,061,563 for the same period in 2008.  The increase is due primarily to providing services to recently acquired customers. Telecommunication expenses increased by $970,415 or 47.8% from $2,030,525 for the year ended December 31, 2007 to $3,000,940 for the same period in 2008.  Cost of revenue as a percentage of sales decreased 4.3% from 34.2% for the year ended December 31, 2007 to 29.9% for the same period in 2008.  The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale businesses recently acquired.

OPERATING EXPENSES.     Selling, general and administrative expenses increased $2,441,053 or 72.5% from $3,366,910 for the year ended December 31, 2007 to $5,807,963 for the same period in 2008.  This is due primarily to an increase in amortization expense. Amortization expense, including impairment increased $1,277,698 or 78.8% from $1,621,922 for the year ended December 31, 2007 to $2,899,620 for the same period in 2008. This increase is directly related to recently acquired customers.  Bad debt expense increased $1,023,888 or 221.2% from $462,874 for the year ended December 31, 2007 to $1,486,762 for the same period in 2008. This increase is directly related to recently acquired customers

INTEREST EXPENSE.  Interest expense for the year ended December 31, 2008 increased by $6,420 or 4.0% from $158,734 for the year ended December 31, 2007 to $165,154 for the same period in 2008.  This increase was a result of financing recent acquisitions of customer bases.

BALANCE SHEET.   Net accounts receivable increased $438,961 or 146.4% from $299,863 on December 31, 2007 to $738,824 on the same date in 2008.  This increase is substantially due to additions to the customer base from recent acquisitions. Customer list decreased $1,256,221 or 22.9% from $5,480,635 on December 31, 2007 to $4,224,414 on December 31, 2008.  This decrease is substantially due to scheduled amortization.  Deferred tax assets increased $421,031 from none on December 31, 2007 to $421,031 on December 31, 2008.  This is due to the recognition of tax benefits of prior year tax losses.  Other assets decreased $93,630 or 13.8% from $677,267 on December 31, 2007 to $583,637 on December 31, 2008.  This decrease is substantially due to scheduled amortization of non-compete agreements associated with acquisitions.  Accounts payable increased by $2,179 or 2.8% from $78,713 on December 31, 2007 to $80,892 for the same period in 2008.  Accrued income taxes increased $754,777 from none on December 31, 2007 to $754,777 on December 31, 2008.  Accrued expenses decreased by $43,139 or 31.3% from $138,021 on December 31, 2007 to $94,882 on December 31, 2008.  Deferred revenue increased by $204,009 or 15.0% from $1,361,606 on December 31, 2007 to $1,157,597 on December 31, 2008 representing primarily new customers that have prepaid for services on December 31, 2008.  Notes payable, less current portion, decreased $779,221 or 46.0% from $1,694,836 on December 31, 2007 to $915,615 on December 31, 2008.  This is primarily result of the payoff of all bank debt leaving only seller notes from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $527,553 and $232,249 at December 31, 2008 and at December 31, 2007, respectively. EBITDA was $4,338,166 for the year ended December 31, 2008 as compared to $2,629,162 for the year ended December 31, 2007.

	2008	2007
EBITDA for the year ended December 31,	$4,338,166	$2,629,162
Interest expense	(165,154)	(158,734)
Taxes	(333,746)	-
Depreciation	(43,570)	(58,534)
Amortization	(2,899,620)	(1,621,922)
Net income for the year ended December 31,	$896,076	$789,972

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category increased from 57.2% to 58.7% of total accounts receivable from December 31, 2007 to December 31, 2008.  The balance in the 30+ day category decreased from 24.1% to 21.6% of total accounts receivable from December 31, 2007 to December 31, 2008.  The balance in the 60+ day category increased from 18.7% to 19.7% of total accounts receivable from December 31, 2007 to December 31, 2008.

The aging of accounts receivable as of December 31, 2008 and 2007 is as shown:

	2008		2007
Current	$433,518	58.7%	$171,446	57.2%
30 +	159,585	21.6%	72,337	24.1%
60 +	145,721	19.7%	56,080	18.7%
90 +	-	-%	-	-%
Total	$738,824	100.0%	$299,863	100.0%

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

ITEM 7A.  QUANTATITIVE AND QUALITATIVE DIACLOSURES ABOUT MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS

INDEX
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	21

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2008 and 2007	22-23

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007	24

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008 and 2007	25

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	26

Notes to Consolidated Financial Statements	27-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sitestar Corporation
7109 Timberlake Road, Suite 201
Lynchburg, VA 24502

We have audited the accompanying consolidated balance sheets of Sitestar Corporation, (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008.  The Company’s management is responsible for the financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sitestar Corporation, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

May 13, 2008

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

ASSETS

CURRENT ASSETS	2008	2007
Cash and cash equivalents	$527,553	$232,249
Accounts receivable, net of allowances of $26,764 and $22,641	738,824	299,863
Prepaid expenses	1,227	16,529
Total current assets	1,267,604	548,641
PROPERTY AND EQUIPMENT, net	225,212	236,782
CUSTOMER LIST, net of accumulated amortization of $7,943,341 and $5,237,054	4,224,414	5,480,635
GOODWILL, net	1,288,559	1,288,558
DEFERRED TAX ASSETS	421,031	-
OTHER ASSETS	583,637	677,267

TOTAL ASSETS	$8,010,457	$8,231,883

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2008	2007
Accounts payable	$80,892	$78,713
Accrued income taxes	754,777	-
Accrued expenses	94,882	138,021
Deferred revenue	1,157,597	1,361,606
Notes payable, current portion	569,372	1,268,866
Note payable - stockholders, current portion	-	-
Total current liabilities	2,657,520	2,847,206

NOTES PAYABLE, less current portion	915,615	1,694,836
NOTES PAYABLE - STOCKHOLDERS, less current portion	539,281	686,687

TOTAL LIABILITIES	4,112,416	5,228,729

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury Stock, at cost, 8,237,805 and 8,218,305 common shares	(64,220)	(63,030)
Accumulated deficit	(10,010,012)	(10,906,088)
Total stockholders' equity	3,898,041	3,003,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,010,457	$8,231,884

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
REVENUE	$10,227,438	$6,567,264

COST OF REVENUE	3,061,563	2,244,184

GROSS PROFIT	7,165,875	4,323,080

OPERATING EXPENSES
Selling, general and administrative expenses	5,794,321	3,236,860
Customer list impairment	13,642	130,050
TOTAL OPERATING EXPENSES	5,807,963	3,366,910

INCOME FROM OPERATIONS	1,357,912	956,170

OTHER INCOME (EXPENSES)
Gain on disposal of assets	37,064	(7,464)
Interest expense	(165,154)	(158,734)
TOTAL OTHER INCOME (EXPENSES)	(128,090)	(166,198)

INCOME BEFORE INCOME TAXES	1,229,822	789,972

INCOME TAXES	333,746	-

NET INCOME	$896,076	$789,972

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	87,819,037

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2007	88,063,305	88,063	13,651,157	(329,977)	(11,696,060)	1,713,183
Repurchase of acquisition shares	(2,000,000)	(2,000)	(198,000)	200,000		-
Issuance of shares	5,263,158	5,263	427,790	66,947		500,000
Net income					789,972	789,972
Balance at December 31, 2007	91,326,463	$91,326	$13,880,947	$(63,030)	$(10,906,088)	$3,003,155
Repurchase of shares				(1,190)		(1,190)
Net income					896,076	896,076
Balance at December 31, 2008	91,326,463	91,326	13,880,947	(64,220)	(10,010,012)	3,898,041

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$896,076	$789,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,943,190	1,680,456
Bad debt expense	26,765	6,947
(Increase) decrease in accounts receivable	(465,725)	(136,184)
(Increase) decrease in prepaid expenses	15,302	7,147
Increase (decrease) in accounts payable	2,179	(27,101)
Increase (decrease) in accrued expenses	711,637	(288,194)
Increase (decrease) in deferred revenue	(204,009)	772,840
Deferred income taxes	(421,031)	-
Net cash provided by operating activities	3,504,384	2,805,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,000)	(21,033)
Purchase of customer list	(1,450,065)	(5,280,242)
(Purchase) sale of assets held for resale	296	48,833
Purchase of non-competition agreements	(100,000)	(390,000)
Net cash used in investing activities	(1,581,769)	(5,642,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	-	23,386
Net proceeds from notes payable	570,803	3,411,002
Issuance of common stock	-	500,000
Purchase of treasury stock	(1,190)	-
Repayment of notes payable	(2,049,518)	(796,527)
Repayment of notes payable - stockholders	(147,406)	(198,506)
Net cash provided by (used) in financing activities	(1,627,311)	2,939,355

NET INCREASE IN CASH AND CASH EQUIVALENTS	295,304	102,796
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	232,249	129,453
CASH AND CASH EQUIVALENTS - END OF YEAR	$527,553	$232,249

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2008 and 2007, the Company accrued $754,777 of income taxes and paid interest expense of $165,000 and $159,000.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2007 the Company issued 5,263,158 shares of common stock per a Stock Purchase Agreement dated December 24, 2007 and subsequently repurchased the shares on February 3, 2009 and placed them in treasury.

During the years ended December 31, 2008 and December 31, 2007 the Company recognized $13,642 and $130,050 as impairment to customer list in addition to scheduled amortization.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Use of Estimates
The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the consolidated financial statements included in this report.

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

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.  The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC $250,000 insurance limit.  The Company extends credit based on an evaluation of the customers’ financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

For the years ended December 31, 2008 and 2007, bad debt expense was $1,486,762 and $462,874. As of December 31, 2008 and 2007, accounts receivable consists of the following:

	2008	2007
Gross accounts receivable	$765,588	$322,504
Less allowance for doubtful accounts	(26,764)	(22,641)
	$738,824	$299,863

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.  To help offset this exposure, the company has added a late payment fee to encourage timely payments by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections process. Accounts over 90 days past due are no longer included in accounts receivable and are turned over to a collection agency.

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

The sale of the assets associated with Sitestar Applied Technologies does not fall under the reporting requirements of SFAS No. 144. The Company maintained a financial interest in the operations of Servatus Development, LLC, the purchasing entity, and in addition, still maintains programming services for its customers. Per the Definitive Agreement to sell the assets, the Company is entitled to 20% of the gross revenue of Servatus for the first four years of operations. Also per the Definitive Agreement, the Company maintains the rights to the crisis management software developed by Sitestar Applied Technologies.

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

The Company's customer lists are being amortized over three years.  Amortization expense for the customer lists was $2,706,287 and $1,520,839 for the years ended December 31, 2008 and 2007.  Amortization of customer lists for the years ended December 31, 2009, 2010 and 2011 is expected to be $2,235,247, $1,736,166 and $253,001, respectively.  In accordance with SFAS No. 142, amortization of goodwill ceased effective January 1, 2002.  For the year ended December 31, 2008 there was no impairment of goodwill.

Inventory
Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in - first out basis) or market. Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale. The retail operations of Sitestar Corporation, Computers by Design has changed the focus of generating revenue from building new equipment to providing professional services, repairing and maintaining customer systems. This shift in direction, precipitated by eroding profit margins resulting from intense competition, has slowed inventory turns of hardware used in building equipment for resale. While inventory maintains a marketable value, it is integrated into sales at a reduced rate as repairs to equipment as opposed to becoming a component in a constructed system. Consumers will reasonably continue to use the technology level of equipment represented by Sitestar inventory, and therefore, will continue for the near future to be required components in the repair and maintenance of their systems. It is for these reasons that inventory was reclassified from current assets to other assets held for resale to more properly reflect its use. Inventory was valued on December 31, 2008 and 2007 at $70,443 and $70,739.

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

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2008 and 2007 were approximately $38,000 and $57,000, respectively.

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

	2008	2007
Net income available to common shareholders	$896,076	$789,972
Weighted average number of common shares	91,326,463	87,819,037
Basic and diluted income per share	$.01	$.01

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of and for the years ended December 31, 2008 and 2007, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the effect the adoption of FASB No. 161, but believes it will not have a material impact on its financial position or on the results of operations

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  The Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the effect the adoption of FASB No. 162, but believes it will not have a material impact on its financial position or on the results of operations.

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

NOTE 2 – ACQUISITIONS

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

Because the acquisition of Magnolia Internet Services was consummated on February 1, 2007, there are limited results of operations of this company for the years ended December 31, 2007 included in the accompanying December 31, 2008 and 2007 consolidated financial statements.  The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of Magnolia Internet Services had been effective January 1, 2007.

The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,578,433
Gross profit	$4,334,189
Selling, general and administrative expenses	$3,372,699
Net income	$795,292
Basic income per share	$0.01

OW Holdings, Inc.
Effective February 28, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of OW Holdings, Inc., an ISP having customers throughout the Rocky Mountain region and headquartered in Wyoming.  The total purchase price was $900,000 representing the fair value of the assets acquired which consisted of a $600,000 cash payment at closing and the balance was paid in ninety days. The purchase price has been adjusted down to $802,452 as of May 31, 2007.  The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Accounts receivable	$(2,098)
Customer list	870,680
Non-compete agreement	25,000
Equipment	10,000
Deferred revenue	(101,130)
Purchase price	$802,452

Because the acquisition of OW Holdings, Inc. was consummated on February 28, 2007, there are limited results of operations of this company for the year ended December 31, 2007 included in the accompanying December 31, 2008 and 2007 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of OW Holdings had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,755,755
Gross profit	$4,448,279
Selling, general and administrative expenses	$3,443,252
Net income	$838,829
Basic income per share	$0.01

AlaNet Internet Services
Effective June 21, 2007, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of AlaNet Internet Services, Inc., an Alabama ISP.  The acquisition augments the Company's Internet presence in the deep-south region. The total purchase price was $51,306 representing the fair value of the assets acquired which consisted of a $4,275 cash payment at closing with the balance paid in eleven monthly installments beginning July 2007.  The purchase price has been adjusted down to $47,800.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Accounts receivable	$3,880
Customer list	58,549
Non-compete agreement	5,000
Deferred revenue	(21,800)
Purchase price	$45,629

Because the acquisition of AlaNet Internet Services was consummated on June 21, 2007, there are limited results of operations of this company for the years ended December 31, 2007 included in the accompanying December 31, 2008 and 2007 consolidated financial statements.  The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of AlaNet had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,612,643
Gross profit	$4,356,581
Selling, general and administrative expenses	$3,387,871
Net income	$801,940
Basic income per share	$0.01

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

Because the acquisition of USA Telephone was consummated effective November 1, 2007, there are limited results of operations of this company for years ended December 31, 2007 included in the accompanying December 31, 2008 and December 31, 2007 consolidated financial statements.

The following table presents the unaudited pro forma condensed statement of operations for the years ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$10,307,331
Gross profit	$7,082,904
Selling, general and administrative expenses	$5,277,493
Net income	$1,552,458
Basic income per share	$0.02

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

Because the acquisition of Comcation was consummated effective March 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the twelve months ended December 31, 2008 and 2007.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of Comcation had been effective March 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,660,841
Gross profit	$4,393,942
Selling, general and administrative expenses	$3,437,240
Net income	$788,220
Basic income per share	$0.01

N2 the Net, LLC
Effective April 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of N2 the Net, LLC, a Tennessee ISP.  The total purchase price was $48,156 representing the fair value of the assets acquired which consisted of a $3,650 cash payment at closing with the remaining balance paid in 11 monthly installments beginning May 2008.  The purchase price has been subsequently adjusted down to $45,821.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$40,512
Non-compete agreement	5,000
Accounts receivable	2,328
Equipment	10,000
Deferred revenue	(12,019)
Purchase price	$45,821

Because the acquisition of N2 the Net was consummated effective April 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the twelve months ended December 31, 2007 and 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of N2 the Net had been effective April 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,687,100
Gross profit	$4,392,932
Selling, general and administrative expenses	$3,411,033
Net income	$813,583
Basic income per share	$0.01

Dial Assurance, Inc.
Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Dial Assurance, Inc., a Georgia-based wholesale managed modem solution provider.  The total purchase price was $229,900 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance paid in 6 monthly installments beginning June 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$250,000
Non-compete agreement	5,000
Deferred revenue	(25,100)
Purchase price	$229,900

Because the acquisition of Dial Assurance was consummated effective May 1, 2008, there are limited results of operations of Dial Assurance in the consolidated financial statements for the twelve months ended December 31, 2007 and 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of Dial Assurance had been effective May 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,735,367
Gross profit	$4,457,744
Selling, general and administrative expenses	$3,394,492
Net income	$895,010
Basic income per share	$0.01

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

Because the acquisition of  was consummated effective May 1, 2008, there are limited results of operations of USA Telephone in the consolidated financial statements for the twelve months ended December 31, 2007 and 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective May 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$7,006,866
Gross profit	$4,686,156
Selling, general and administrative expenses	$3,497,071
Net income	$1,022,887
Basic income per share	$0.01

AdaNet
Effective June 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of AdaNet, an Oklahoma-based ISP.  The total purchase price was $20,667 representing the fair value of the assets acquired which consisted of a $3,836 cash payment at closing with the remaining balance due in 5 monthly installments beginning July 2008.  The purchase price has been subsequently adjusted down to $18,542.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$15,428
Non-compete agreement	5,000
Accounts receivable	164
Equipment	2,000
Deferred revenue	(4,050)
Purchase price	$18,542

Because the acquisition of AdaNet was consummated effective June 1, 2008, there are limited results of operations of AdaNet in the consolidated financial statements for the twelve months ended December 31, 2007 and 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of AdaNet had been effective June 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,595,744
Gross profit	$4,347,045
Selling, general and administrative expenses	$3,377,211
Net income	$802,873
Basic income per share	$0.01

Velocity West, Inc.
Effective August 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Velocity West, Inc., an ISP and wholesale managed modem solution provider with headquarters in Texas.  The total purchase price was $360,000 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance due in 12 monthly installments beginning September 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$380,000
Non-compete agreement	10,000
Equipment	20,000
Deferred revenue	(50,000)
Purchase price	$360,000

Because the acquisition of Velocity West was consummated effective August 1, 2008, there are limited results of operations of Velocity West in the consolidated financial statements for the twelve months ended December 31, 2008 and 2007.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of Velocity West had been effective August 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,804,238
Gross profit	$4,525,501
Selling, general and administrative expenses	$3,430,786
Net income	$919,896
Basic income per share	$0.01

ISP Holding Company, LLC
Effective November 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of ISP Holding Company, LLC (d/b/a DONOBi), an ISP with headquarters in Washington.  The total purchase price was $475,000 representing the fair value of the assets acquired which consisted of a $150,000 cash payment at closing with the remaining balance due in 12 monthly installments beginning December 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$530,000
Non-compete agreement	20,000
Deferred revenue	(75,000)
Purchase price	$475,000

Because the acquisition of DONOBi Internet Services was consummated effective November 1, 2008, there are limited results of operations of DONOBi in the consolidated financial statements for the twelve months ended December 31, 2008 and 2007.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2007 and reflects the results of operations of the Company as if the acquisition of DONOBi had been effective November 1, 2007.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2007
Net sales	$6,769,137
Gross profit	$4,507,343
Selling, general and administrative expenses	$3,416,698
Net income	$922,095
Basic income per share	$0.01

Pulaski Networks, LLC
Effective February 10, 2009, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Pulaski Networks, LLC, a Virginia-based ISP.  The total purchase price was $24,907 representing the fair value of the assets acquired which consisted of applying the amount owed to the Company by Pulaski Networks for wholesale dial-up service to the purchase price.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Equipment	$3,000
Customer list	62,907
Non-compete agreement	1,000
Deferred revenue	(42,000)
Purchase price	$24,907

Because the acquisition of Pulaski Networks was consummated effective February 10, 2009, there are no results of operations of ISP Holding Company in the consolidated financial statements for the twelve months ended December 31, 2008 and 2007.

NOTE 3 - SALE OF ASSETS

Sitestar Applied Technologies, Inc.
Effective August 31, 2004, the Company entered into a Definitive Agreement selling the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar.  Thomas Albanese, the former manager of the SAT division, purchased the assets.  The new company is now doing business as Servatus Development, LLC (Servatus).  The agreement consists of Albanese surrendering 1,460,796 shares of Sitestar stock and Sitestar receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management system.  Sitestar provided office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $8,734 in the current reporting period, representing the excess of the shared revenue received over the recorded basis of the assets sold.

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	9,500	9,500
Computer equipment	1,161,061	1,129,061
Furniture and fixtures	59,862	59,862
	1,453,789	1,421,789
Less accumulated depreciation	(1,228,577)	(1,185,007)
	$225,212	$236,782

Depreciation expense was $43,570 and $58,534 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable at December 31, 2008 and 2007 consist of the following:

	2008	2007
Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% as of December 31, 2007). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank had a blanket lien against all other current and future assets of Sitestar.net.	-	58,242

Bank line of credit issued on April 12, 2007 with a principal limit of $300,000. Interest is payable at an annual rate of prime plus .25% (7.50% as of December 31, 2007). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company. Since April 2008 the principal balance has been zero.	-	300,000

Non-interest bearing amount due on acquisition of AlaNet Internet Services paid in eleven monthly installments of $4,276 through April 2008.	-	20,807

Non-interest bearing amount paid on acquisition of N2 the Net payable in eleven monthly installments of $4,046 through March 2009.	11,921

Non-interest bearing amount paid on acquisition of Donobi payable in twelve monthly installments of $27,083 through November 2009.	257,451

Bank note payable in twelve monthly interest and principal payments of $30,650. Interest is payable at an annual rate of 9.25%. The note is guaranteed by stockholders of the Company and secured by shares of Company stock owned by the stockholders.	-	322,048

Bank note payable in twenty four monthly interest and principal payments of $21,167. Interest is payable at an annual rate of 8.5%. The note is guaranteed by stockholders of the Company and secured by shares of Company stock owned by the stockholders.	-	438,264

Bank bridge note payable on February 1, 2008. Interest is payable at an annual rate of 8.5%. The note was refinanced on February 21, 2008 at an annual interest rate of 8.5% and is payable in twelve payments of $21,760 and is personally guaranteed by stockholders of the Company and secured by real estate owned by stockholders of the Company.	-	250,000

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	1,215,615	1,574,341

	1,484,987	2,963,702
Less current portion	(569,372)	(1,268,866)

Long-term portion	$915,615	$1,694,836

The future principal maturities of these notes are as follows:

Year ending December 31, 2009	$569,372
Year ending December 31, 2010	300,000
Year ending December 31, 2011	300,000
Year ending December 31, 2012	300,000
Year ending December 31, 2013	15,615
Thereafter	-
Total	$1,484,987

NOTE 6 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2008 and 2007 consist of the following:

	2008	2007
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2010.	$379,711	$527,117

Note payable to stockholder. The note is payable on January 1, 2010 and bears interest at an annual rate of 8.0%.	104,585	104,585

Note payable to stockholder. The note is payable on January 1, 2010 and bears interest at an annual rate of 8.0%.	54,985	54,985

Less current portion	-	-

Long-term portion	$539,281	$686,687

The future principal maturities of these notes are as follows:

Year ending December 31, 2009	$-
Year ending December 31, 2010	539,281
Year ending December 31, 2011	-
Year ending December 31, 2012	-
Year ending December 31, 2013	-
Total	$539,281

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2008 and 2007 was $71,279 and $77,175, respectively.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2009	$64,688
2010	59,297
Total	$123,985

Litigation

On or about January 16, 2008, the Company filed a Complaint in the Circuit Court in the Orange County Superior Court of the State of California against Frederick T. Manlunas, a former executive and director of the Company, for breach of contract, specific performance and declaratory relief.  This matter has been settled with a resulting gain of $15,252.

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company will vigorously defend this claim.  A pre-trial or scheduling conference will be scheduled in the second quarter of 2009.

NOTE 8 - STOCKHOLDERS' EQUITY

Classes of Shares
The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock
Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2008, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock
During the year ended December 31, 2007 the Company issued 5,263,158 shares of common stock in connection with an Asset Purchase Agreement and subsequently repurchased the shares on February 3, 2009 and placed them in treasury.

NOTE 9 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of December 31, 2008 and 2007 is as follows:

	2008	2007
Federal and state income tax rate	40.0%	40.0%
Effect of net operating loss	(0.0)%	(0.0)%
Effective income tax rate	40.0%	40.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Accounts receivable	$19,762	9,056
Amortization of Intangible assets	2,953,689	$2,177,997
Loss carry-forward	-	365,367
Less valuation allowance	2,552,420	2,552,420
Deferred tax asset	$421,031	$-

At December 31, 2008, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards was entirely applied for the year ended December 31, 2007.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2010.  For the years ended December 31, 2008 and 2007, the Company paid this stockholder $48,000 and $48,300, respectively, for rent on this office building.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2008 and 2007:

	December 31, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$10,227,438	$10,227,438
Operating income (loss)	$(106,268)	$1,464,180	$1,357,912
Depreciation and amortization	$-	$2,943,190	$2,943,190
Interest expense	$-	$(165,154)	$(165,154)
Goodwill	$-	$1,288,559	$1,288,559
Identifiable assets	$-	$8,010,457	$8,010,457

	December 31, 2007
	Corporate	Internet	Consolidated
Revenue	$-	$6,567,264	$6,567,264
Operating income (loss)	$(61,812)	$1,017,982	$956,170
Depreciation and amortization	$-	$1,680,456	$1,680,456
Interest expense	$-	$(158,734)	$(158,734)
Goodwill	$-	$1,288,559	$1,288,559
Identifiable assets	$-	$8,231,883	$8,231,883

NOTE 12 - SUBSEQUENT EVENTS

On December 24, 2007 the Company issued 5,263,158 shares of its common stock in connection with a Stock Purchase Agreement as reflected in the Form 8-K filed with the SEC dated December 24, 2007.  The Company reacquired the 5,263,158 shares on February 3, 2009 and placed them in treasury.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

We identified a material weakness in our internal control over financial reporting with respect to accounting for the income tax provision, namely, that we did not have adequately designed procedures to calculate or review the tax provision. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

As of May 14, 2009, we began evaluating the tax provision and remediated the related internal control weakness. We have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

  Management assessed our internal control over financial reporting as of December 31, 2008, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our own finance and accounting personnel.

 Based on our assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses in internal control as described and defined below. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if a material changed occurred.

Material Weaknesses in Internal Controls

 Bagell, Josephs, Levine & Company, L.L.C. (“Bagell”) our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the fiscal year ended December 31, 2008. However, during the conduct of our audit for the year ended December 31, 2008 Bagell identified a material weakness in the calculation of the tax provision and have advised our board of directors that the following material weakness existed at December 31, 2008. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness exists in the internal control over financial reporting with respect to accounting for the income tax provision, namely, that we did not have adequately designed procedures to calculate or review the tax provision. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

 While this material weakness did not have an effect on our reported results, it nevertheless constituted a deficiency in our controls. In light of this material weakness and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2008, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite this deficiency in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

Since the discovery of the material weaknesses in the tax provision we began evaluating the tax provision and remediated the related internal control weakness. We have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

We have discussed our corrective actions and future plans with our board of directors and Bagell as of the date of this annual report, and believe the planned actions should serve to correct the above listed material weaknesses in our internal controls. However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

 Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	40	President, CEO, Director	October 2001
Julia E. Erhartic	41	Secretary, Director	October 2001
Daniel Judd	52	CFO, Director	June 2004

Frank Erhartic, Jr., 40, Mr. Erhartic guides Sitestar’s long-term market strategies and investments, oversees all product research and development and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a Sitestar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner remanufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by Sitestar in 2000.  He was named President and CEO in 2002, and has led the growth of the Company’s customer base through as series of acquisitions.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications and is a graduate of Virginia Tech with degrees in both Management and Finance.

Julia Erhartic, 41, Ms. Erhartic graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and then shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Dan Judd, 52, Mr. Judd has over thirty years of experience in accounting and management, he oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar in 2003, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions in manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

TERM OF DIRECTORS:

Director	Expiration of term
Frank R. Erhartic, Jr.	December 31, 2009
Julia Erhartic	December 31, 2009
Dan Judd	December 31, 2009

Section 16(a) Beneficial Ownership Reporting Compliance Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ownership and changes in ownership of common stock and other equity securities of the Company.  Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2008 all of our executive officers and directors complied with the requirements of Section 16 (a).

The Company has adopted a code of ethics and is available on the Company’s website www.sitestar.com under Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Frank R, Erhartic, Jr., Principal Executive Officer (PEO)	2008	97,885							97,885
	2007	72,500							72,500
Daniel Judd, Principal Financial Officer (PFO)	2008	45,200							45,200
	2007	45,200							45,200
Julie E. Erhartic, (Officer)	2008	13,000							13,000
	2007	13,000							13,000

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $97,885 and $72,500 for the years ended December 31, 2008 and 2007, respectively.  He received no other compensation.  Daniel Judd, CFO and Director earned a salary of $45,200 and $45,200 for the years ended December 31, 2008 and 2007, respectively.  He received no other compensation.  Julie E. Erhartic, Secretary and Director, earned a salary of $13,000 and $13,000 for the years ended December 31, 2008 and 2007, respectively.  She received no other compensation.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2008 and 2007.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2008 and 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00

Daniel Judd, Director							$0.00

Julie E. Erhartic, Director							$0.00

There were no Director compensation other than salary for the years ended December 31, 2008 and 2007.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of April 8, 2009 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

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

(2) Percent of class is based on 91,326,463 shares of common stock outstanding as of April 7, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters located at 7109 Timberlake Road, Suite 201, Lynchburg, VA 24502 from Frank R. Erhartic, Jr., a stockholder of the Company pursuant to a lease agreement entered into on November 23, 2003. Pursuant to the lease agreement, the Company pays Mr. Erhartic rent in the amount of $48,000 per year. The lease agreement expires on November 1, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

On January 19, 2009, the Company retained Bagell, Josephs, Levine & Company, L.L.C. as the Company's independent auditor and to examine the financial statements of the Company for the fiscal year ending December 31, 2008. Bagell, Josephs, Levine & Company, L.L.C. performed the services listed below and was paid the fees listed below for the fiscal year ended December 31, 2008.

Audit Fees

Bagell, Josephs, Levine & Company, L.L.C. will be paid aggregate fees of approximately $52,000 for the fiscal year ended December 31, 2008 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q during the fiscal year ended December 31, 2009.

Audit Related Fees

The following table presents the aggregate fees paid or to be paid by the Company for professional services rendered by Bagell, Josephs, Levine & Company, LLC 2008 and 2007:

	2008	2007
Audit Fees	$52,000	$53,000
Audit Related Fees	-
Tax Fees	-
Total	$52,000	$53,000

All Other Fees

Bagell, Josephs, Levine & Company, L.L.C. is engaged for aggregate fees of approximately $52,000 for the fiscal year ended December 31, 2008 and for the first three quarters of 2009 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

All Other Fees

Bagell, Josephs, Levine & Company, L.L.C. was not paid any other fees for professional services during the fiscal years ended December 31, 2008 and December 31, 2007.

AUDIT COMMITTEE

The Company does not have an audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

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

SCHEDULE 21. LIST OF SUBSIDIARIES Sitestar.net, Inc. FRE Enterprises, Inc. Advanced Internet Services, Inc. NetRover Inc.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	May 18, 2009
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	May 18, 2009
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	May 18, 2009
Julie Erhartic