Form 10-Q
period 2009-03-31
SITESTAR CORP
filed 2009-05-20
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer (Do not check if a smaller reporting Company) ☐ Smaller Report Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SITESTAR CORPORATION

Index
Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March
31, 2009 (unaudited) and December 31, 2008 (audited)	3-4

Condensed Consolidated Statements of Income for the
three months ended March 31, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 2009 and 2008 (unaudited)	6-7

Notes to unaudited Condensed Consolidated Financial Statements	8-21

Item 2. Management's Discussion and Analysis	22-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29-31

Part II. OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$456,289	$527,553
Accounts receivable, net of allowance of $51,411 and $26,764	868,533	738,824
Prepaid expenses	1,201	1,227
Total current assets	1,326,023	1,267,604

PROPERTY AND EQUIPMENT, net	219,619	225,212

CUSTOMER LIST, net of accumulated amortization of $8,146,728 and $7,973,341	3,679,523	4,224,414
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED INCOME TAXES	615,321	421,031
OTHER ASSETS	542,606	583,637

TOTAL ASSETS	$7,671,651	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
MARCH 31, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$14,595	$80,892
Accrued income taxes	922,657	754,777
Accrued expenses	99,826	94,882
Deferred revenue	1,271,448	1,157,597
Notes payable	485,084	569,372

Total current liabilities	2,793,610	2,657,520

NOTES PAYABLE, less current portion	825,615	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	539,281	539,281

TOTAL LIABILITIES	4,158,506	4,112,416

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on March 31, 2009 December 31, 2008 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 13,500,963 and 8,237,805 common shares on March 31, 2009 and December 31, 2008	(657,509)	(64,220)
Accumulated deficit	(9,801,619)	(10,010,012)

Total stockholders’ equity	3,513,145	3,898,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,671,651	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
		Restated
REVENUE	$2,541,419	$2,544,545

COST OF REVENUE	826,037	825,218

GROSS PROFIT	1,715,382	1,719,327

OPERATING EXPENSES:
Selling general and administrative expenses	1,512,106	1,365,092

INCOME FROM OPERATIONS	203,276	354,235

OTHER INCOME (EXPENSES)	(21,293)	(50,235)

INCOME BEFORE INCOME TAXES	181,983	304,000

INCOME TAXES (EXPENSE) BENEFIT	26,410	(121,600)

NET INCOME	$208,393	$182,400

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	91,326,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
	2009	2008
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,393	$182,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	662,882	722,410
Bad debt expense	7,846	31,907
(Increase) decrease in:
Accounts receivable	(137,555)	(354,088)
Prepaid expenses	26	(4,938)
Increase (decrease) in:
Accounts payable	(66,297)	15,564
Accrued expenses	172,824	342,365
Deferred revenue	113,852	14,341
Deferred income taxes	(194,290)	(194,843)

Net cash provided by operating activities	767,681	755,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	31	292
Purchase of property and equipment	(3,000)	-
Purchase of non-compete	(1,000)	(5,000)
Purchase of customer list	(67,398)	(52,333)

Net cash (used in) investing activities	(71,367)	(57,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	27,683
Repayment of notes payable – stockholders	-	(87,010)
Purchase treasury stock	(593,290)
Repayment of notes payable	(174,288)	(635,068)

Net cash (used in) financing activities	(767,578)	(694,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,264)	3,682

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	527,553	232,249

CASH AND CASH EQUIVALENTS -END OF PERIOD	$456,289	$235,931

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2009 and 2008, the Company accrued income taxes (benefit) expense of $(26,410) and $121,600 and paid interest expense of approximately $22,000 and $72,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2009, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NOTE 2 – EARNINGS PER SHARE

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

For the three months ended March 31, 2009 and March 31, 2008:
	2009	2008
		Restated
Net income available to common shareholders	$208,393	$182,400
Weighted average number of common shares	91,326,463	91,326,463
Basic and diluted income per share	$0.00	$0.00

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2009, the Company issued no shares of common stock.

NOTE 4 – SEGMENT INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2009 and 2008:

March 31, 2009

	Corporate	Internet	Consolidated
Revenue	$-	$2,541,419	$2,541,419
Operating Income (loss)	$(27,115)	$230,391	$203,276
Depreciation and amortization	$-	$662,882	$662,882
Interest expense	$-	$21,884	$21,884
Intangible assets	$-	$5,267,248	$5,267,248
Total assets	$-	$7,671,651	$7,671,651

March 31, 2008

	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,544,545	$2,544,545
Operating Income (loss)	$(43,469)	$397,704	$354,235
Depreciation and amortization	$-	$722,410	$722,410
Interest expense	$-	$71,686	$71,686
Intangible assets	$-	$5,876,029	$5,876,029
Total assets	$-	$8,678,899	$8,678,899

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

In December 2007, the FASB issued FASB Statement No. 141, Business Combinations (“FAS 141”).  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company may not apply it before that date. The Company is currently evaluating the effect the adoption of FAS No. 141, but believes it will not have a material impact on its financial position or on the results of operations.

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”).  This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated statement of financial position. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the effect the adoption of FAS No. 160, but believes it will not have a material impact on its financial position or on the results of operations.

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
MARCH 31, 2009

NOTE 5 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

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

NOTE 6 – ACQUISITIONS

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
MARCH 31, 2009

NOTE 6 – ACQUISITIONS, continued

Customer list	$62,223
Non-compete agreement	5,000
Accounts receivable	2,343
Deferred revenue	(22,858)
Purchase price	$46,708

Because the acquisition of Comcation was consummated effective March 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the three months ended March 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2008 and reflects the results of operations of the Company as if the acquisition of Comcation had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$2,558,382
Gross profit	$1,731,296
Selling, general and administrative expenses	$1,370,519
Net income	$186,325
Basic income per share	$0.00

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
MARCH 31, 2009

NOTE 6 – ACQUISITIONS, continued

Customer list	$40,512
Non-compete agreement	5,000
Accounts receivable	2,328
Equipment	10,000
Deferred revenue	(12,019)
Purchase price	$45,821

Because the acquisition of N2 the Net was consummated effective April 1, 2008, there are no results of operations of Comcation in the consolidated financial statements for the three months ended March 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2008 and reflects the results of operations of the Company as if the acquisition of N2 the Net had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$2,570,335
Gross profit	$1,737,193
Selling, general and administrative expenses	$1,374,109
Net income	$187,492
Basic income per share	$0.00

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
MARCH 31, 2009

NOTE 6 – ACQUISITIONS, continued

Customer list	$250,000
Non-compete agreement	5,000
Deferred revenue	(25,100)
Purchase price	$229,900

Because the acquisition of Dial Assurance was consummated effective May 1, 2008, there are no results of operations of Dial Assurance in the consolidated financial statements for the three months ended March 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2008 and reflects the results of operations of the Company as if the acquisition of Dial Assurance had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$2,603,170
Gross profit	$1,759,939
Selling, general and administrative expenses	$1,372,915
Net income	$202,073
Basic income per share	$0.00

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
MARCH 31, 2009

NOTE 6 – ACQUISITIONS, continued

Customer list	$277,965
Non-compete agreement	50,000
Deferred revenue	(64,208)
Purchase price	$263,757

Because the acquisition of  was consummated effective May 1, 2008, there are no results of operations of USA Telephone in the consolidated financial statements for the three months ended March 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2008 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$2,681,839
Gross profit	$1,814,437
Selling, general and administrative expenses	$1,421,916
Net income	$205,372
Basic income per share	$0.00

AdaNet
Effective June 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of AdaNet, an Oklahoma ISP.  The total purchase price was $20,667 representing the fair value of the assets acquired which consisted of a $3,836 cash payment at closing with the remaining balance paid in 5 monthly installments beginning July 2008.  The purchase price has been subsequently adjusted down to $18,542.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – ACQUISITIONS, continued

Customer list	$15,428
Non-compete agreement	5,000
Accounts receivable	164
Equipment	2,000
Deferred revenue	(4,050)
Purchase price	$18,542

Because the acquisition of AdaNet was consummated effective June 1, 2008, there are no results of operations of AdaNet in the consolidated financial statements for the three months ended March 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2008 and reflects the results of operations of the Company as if the acquisition of AdaNet had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.
2008
Net sales	$2,551,259
Gross profit	$1,723,978
Selling, general and administrative expenses	$1,369,569
Net income	$182,504
Basic income per share	$0.00

Velocity West, Inc.
Effective August 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Velocity West, Inc., an ISP and wholesale managed modem solution provider with headquarters in Texas.  The total purchase price was $360,000 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance paid beginning September 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6 – ACQUISITIONS, continued

Customer list	$400,000
Non-compete agreement	10,000
Deferred revenue	(50,000)
Purchase price	$360,000

Because the acquisition of Velocity West was consummated effective August 1, 2008, there are no results of operations of Velocity West in the consolidated financial statements for the three months ended March 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2008 and reflects the results of operations of the Company as if the acquisition of Velocity West had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$2,717,676
Gross profit	$1,839,263
Selling, general and administrative expenses	$1,400,133
Net income	$233,337
Basic income per share	$0.00

ISP Holding Company, LLC
Effective November 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of ISP Holding Company, LLC d/b/a DONOBi Internet Services, an ISP with headquarters in Washington.  The total purchase price was $475,000 representing the fair value of the assets acquired which consisted of a $150,000 cash payment at closing with the remaining balance due in 12 monthly installments beginning December 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6 – ACQUISITIONS, continued

Customer list	$530,000
Non-compete agreement	20,000
Deferred revenue	(75,000)
Purchase price	$475,000

Because the acquisition of DONOBi Internet Services was consummated effective November 1, 2008, there are no results of operations of ISP Holding Company in the consolidated financial statements for the three months ended March 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the three months ended March 31, 2008 and reflects the results of operations of the Company as if the acquisition of DONOBi Internet Services had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$2,816,990
Gross profit	$1,907,263
Selling, general and administrative expenses	$1,426,907
Net income	$249,190
Basic income per share	$0.00

NOTE 7 -- PROVISION FOR INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of March 31, 2009 and December 31, 2008 is as follows:

	2009	2008
Federal and state income tax rate	40.0%	40.0%
Effect of net operating loss	(0.0)%	(0.0)%
Effective income tax rate	40.0%	40.0%

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7 -- PROVISION FOR INCOME TAXES, continued

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Accounts receivable	$71,646	$19,762
Amortization of Intangible assets	3,096,095	2,953,689
Loss carry-forward	-	-
Less valuation allowance	2,552,420	2,552,420
Deferred tax asset	$615,320	$421,031

At March 31, 2009 and December 31, 2008, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards was entirely applied for the year ended December 31, 2007.

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $654,290 and $713,117 for the three months ended March 31, 2009 and 2008.

NOTE 9 – DEFERRED REVENUE

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9 – DEFERRED REVENUE, continued

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

NOTE 10 - NOTES PAYABLE

Notes payable at March 31, 2009 and December 31, 2008 consist of the following:
	2009	2008
Non-interest bearing amount due on acquisition of N2theNet paid in eleven monthly installments of $4,046 starting May 2008.	-	11,921

Non-interest bearing amount due on acquisition of DONOBI payable in twelve monthly installments of $27,083 through November 2009	185,084	257,451

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008	1,125,615	1,215,615
Less current portion	(485,084)	(569,372)

Long-term portion	$825,615	$915,615

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2010	$485,084
Twelve months ending March 31, 2011	300,000
Twelve months ending March 31, 2012	300,000
Twelve months ending March 31, 2013	225,615
Twelve months ending March 31, 2014	-
Thereafter	-
Total	$1,310,699

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at March 31, 2009 and December 31, 2008 consist of the following:

	2009	2008
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2012.	$379,711	$379,711

Note payable to stockholder. The note is payable on January 1, 2012 and bears interest at an annual rate of 8.0%.	104,585	104,585

Note payable to stockholder. The note is payable on January 1, 2012 and bears interest at an annual rate of 8.0%.	54,985	54,985

Less current portion	-	-

Long-term portion	$539,281	$539,281

The future principal maturities of these notes are as follows:

Year ending March 31, 2010	$-
Year ending March 31, 2011	-
Year ending March 31, 2012	539,281
Year ending March 31, 2013	-
Year ending March 31, 2014	-
Total	$539,281

  SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2008 included in the Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the three months ended March 31, 2009 and 2008. Operating results for any period are not necessarily indicative of results for any future period.

	For the three months ended March 31, 2009 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,541,419	$2,541,419
Cost of revenue	-	826,037	826,037

Gross profit	-	1,715,382	1,715,382

Operating expenses	27,115	1,484,991	1,512,106
Income (loss) from operations	(27,115)	230,391	203,276
Other income (expense)	-	(21,294)	(21,294)

Income (loss) before income taxes	(27,115)	209,097	181,983
Income taxes	(26,410)	-	(26,410)

Net income (loss)	$(705)	$209,097	$208,393

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the three months ended March 31, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,544,545	$2,544,545
Cost of revenue	-	825,218	825,218

Gross profit	-	1,719,327	1,719,327

Operating expenses	43,469	1,321,623	1,365,092
Income (loss) from operations	(43,469)	397,704	354,235
Other income (expense)	-	(50,235)	(50,235)

Income (loss) before income taxes	(43,469)	347,469	304,000
Income taxes	121,600	-	121,600

Net income (loss)	$(165,069)	$347,469	$182,400

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31, 2009
	Corporate	Internet	Total
EBITDA	$(27,115)	$893,864	$866,749
Interest expense	-	(21,884)	(21,884)
Taxes	26,410	-	26,410
Depreciation	-	(8,592)	(8,592)
Amortization	-	(654,290)	(654,290)
Net income (loss)	$(705)	$209,098	$208,393

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the three months ended March 31, 2008
	Corporate	Internet	Total
EBITDA	$(43,469)	$1,141564	$1,098,095
Interest expense	-	(71,686)	(71,686)
Taxes	(121,600)	-	(121,600)
Depreciation	-	(9,292)	(9,292)
Amortization	-	(713,117)	(713,117)
Net income (loss)	$(165,069)	$347,469	$182,400

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008 (Unaudited)

REVENUE

                  Revenue for the three months ended March 31, 2009 decreased by $3,126 or 0.1% from $2,544,545 for the three months ended March 31, 2008 to $2,541,419 for the same period in 2009.  Internet sales remained relatively flat primarily due to the addition of Internet customers from the asset acquisitions and offset by additional attrition to broadband service.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations to provide future revenues.

COST OF REVENUE

Costs of revenue for the three months ended March 31, 2009 increased by $819 or 0.1% from $825,218 for the three months ended March 31, 2008 to $826,037 for the same period in 2009.  Cost of revenue remained steady with sales volume reflecting consistency in the costs of providing services to customers.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2009 increased $147,014 or 10.8% from $1,365,092 for the three months ended March 31, 2008 to $1,512,106 for the same period in 2009.  Bad debt expense increased $227,818 or 73.3% from $310,993 for the three months ended March 31, 2008 to $538,811 for the same period in 2009 resulting from recent acquisitions. Corporate expenses for the three months ended March 31, 2009 and March 31, 2008 consisted primarily of professional fees of $25,781and 41,700.

INCOME TAXES

For the three months ended March 31, 2009 and March 31, 2008 corporate income tax (expense) benefit of $26,410 and $(165,069) were accrued.

GAIN ON SALE OF ASSETS

A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. to Servatus Development, LLC of $19,551 for the three months ended March 31, 2008.  This represents, per the Definitive Purchase Agreement between the parties, 20% of the gross revenue of Servatus Development, LLC for the three months ended March 31, 2008.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2009 decreased by $49,801 or 69.5% from $71,686 for the three months ended March 31, 2008 to $21,885 for the same period in 2009.  This decrease is a result of reducing debt to finance the acquisition of additional customers.

MARCH 31, 2009 (Unaudited) COMPARED TO DECEMBER 31, 2008 (Audited)

FINANCIAL CONDITION

Net accounts receivable increased $124,709 or 17.6% from $738,824 on December 31, 2008 to $868,533 on March 31, 2009.  This increase is substantially due to the addition of customers from acquisitions.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $31 or 0.04% from $70,443 on December 31, 2008 to $70,412 on March 31, 2009.  Accounts payable decreased by $66,297 or 82.0% from $80,892 on December 31, 2008 to $14,595 on March 31, 2009. Accrued expenses increased by $4,944 or 5.2% from $94,882 on December 31, 2008 to $99,826 on March 31, 2009.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deferred revenue increased by $113,851 or 9.8% from $1,157,597 on December 31, 2008 to $1,271,448 on March 31, 2009 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $84,288 or 4.8% from $569,372 on December 31, 2008 to $485,084 on March 31, 2009.  This is due to the curtailment of term notes financing the purchase of customer bases.  Long-term notes payable decreased $90,000 or 9.8% from $915,615 on December 31, 2008 to $825,615 on March 31, 2009. This is due to the curtailment of term notes financing the purchase of customer bases.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $456,289 and $527,553 at March 31, 2009 and at December 31, 2008.  EBITDA was $866,749 for the three months ended March 31, 2009 as compared to $1,098,095 for the same period in 2008.

	2009	2008
EBITDA for the three months ended March 31,	$866,749	$1,098,095
Interest expense	(21,884)	(71,686)
Taxes	26,410	(121,600)
Depreciation	(8,592)	(9,292)
Amortization	(654,290)	(713,117)
Net income for the three months ended March 31,	$208,393	$182,400

The aging of accounts receivable as of March 31, 2009 and December 31, 2008 is as shown:

	2009		2008
Current	$527,838	61%	$433,518	59%
30 < 60	179,128	21%	159,585	22%
60 +	161,567	18%	145,721	19%
Total	$868,533	100%	$738,824	100%

SITESTAR CORPORATION

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Item 4.    Controls and Procedures

The Company has evaluated the effectiveness of the disclosure controls and procedures and internal controls over financial reporting as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer. Based on this evaluation, these officers have concluded that the disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

SITESTAR CORPORATION

Controls and Procedures, continued

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

 An evaluation was conducted under the supervision and with the participation of the Company's management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended March 31, 2009 covered by this quarterly report on Form 10-Q.

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

Controls and Procedures, continued

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

The Company's management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors

None.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SITESTAR CORPORATION

PART II.  OTHER INFORMATION, continued

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: May 20, 2009
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: May 20, 2009
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)