Form 10-Q
period 2009-06-30
SITESTAR CORP
filed 2009-08-14
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes☐No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 SITESTAR CORPORATION

Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June
	30, 2009 (unaudited) and December 31, 2008 (audited)	3-4

	Condensed Consolidated Statements of Income for the
	three months ended June 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Income for the
	six months ended June 30, 2009 and 2008 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for
	the six months ended June 30, 2009 and 2008 (unaudited)	7-8

	Notes to unaudited Condensed Consolidated Financial Statements	9-24

Item 2.	Management's Discussion and Analysis	25-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32-34

Part II. OTHER INFORMATION		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35-36

SIGNATURES		36

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$888,167	$527,553
Accounts receivable, net of allowance of $53,527 and $26,764	938,502	738,824
Prepaid expenses	1,297	1,227
Total current assets	1,827,966	1,267,604

PROPERTY AND EQUIPMENT, net	210,984	225,212
CUSTOMER LIST, net of accumulated amortization of $9,129,655 and $7,973,341	3,105,498	4,224,414
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED INCOME TAXES	811,161	421,031
OTHER ASSETS	501,290	583,637

TOTAL ASSETS	$7,745,458	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
JUNE 30, 2009 AND DECEMBER 31, 2008

	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$149,747	$80,892
Accrued income taxes	555,505	754,777
Accrued expenses	87,500	94,882
Deferred revenue	1,173,076	1,157,597
Notes payable	417,114	569,372

Total current liabilities	2,382,942	2,657,520

NOTES PAYABLE, less current portion	750,615	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	484,296	539,281

TOTAL LIABILITIES	3,617,853	4,112,416

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on June 30, 2009 December 31, 2008 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 13,507,963 and 8,237,805 common shares on June 30, 2009 and December 31, 2008	(657,876)	(64,220)
Accumulated deficit	(9,186,792)	(10,010,012)

Total stockholders’ equity	4,127,605	3,898,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,745,458	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUE	$2,291,192	$2,614,699

COST OF REVENUE	846,685	562,583

GROSS PROFIT	1,444,507	2,052,116

OPERATING EXPENSES:
Selling general and administrative expenses	1,363,384	1,618,940

INCOME FROM OPERATIONS	81,123	433,176

OTHER INCOME (EXPENSES)	(29,288)	(36,297)

INCOME BEFORE INCOME TAXES	51,835	396,879

INCOME TAXES (EXPENSE) BENEFIT	562,992	-

NET INCOME	$614,827	$396,879

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	91,326,463	91,326,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUE	$4,832,611	$5,159,244

COST OF REVENUE	1,672,721	1,387,801

GROSS PROFIT	3,159,890	3,771,443

OPERATING EXPENSES:
Selling general and administrative expenses	2,875,491	2,984,032

INCOME FROM OPERATIONS	284,399	787,411

OTHER INCOME (EXPENSES)	(50,581)	(86,532)

INCOME BEFORE INCOME TAXES	233,818	700,879

INCOME TAXES (EXPENSE) BENEFIT	589,402	-

NET INCOME	$823,220	$700,879

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	91,326,463	91,326,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$823,220	$700,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,287,293	1,486,286
Bad debt expense	4,119	38,914
(Increase) decrease in:
Accounts receivable	(203,799)	(419,398)
Prepaid expenses	(71)	(27,376)
Increase (decrease) in:
Accounts payable	68,856	(43,686)
Accrued expenses	(206,654)	(17,474)
Deferred revenue	15,481	4,207
Deferred income taxes	(390,130)	-

Net cash provided by operating activities	1,398,315	1,722,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(403)	500
Purchase of property and equipment	(3,000)	(12,000)
Purchase of non-compete	(1,000)	(70,000)
Purchase of customer list	(67,398)	(648,875)

Net cash (used in) investing activities	(71,801)	(730,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	350,855
Repayment of notes payable – stockholders	(54,984)	(87,010)
Purchase treasury stock	(593,657)
Repayment of notes payable	(317,259)	(1,140,680)

Net cash (used in) financing activities	(965,900)	(876,835)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	360,614	115,142

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	527,553	232,249

CASH AND CASH EQUIVALENTS -END OF PERIOD	$888,167	$347,391

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2009 and 2008, the Company accrued income taxes (benefit) expense of $(589,402) and $0 and paid interest expense of approximately $48,000 and $111,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2009, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

For the six months ended June 30, 2009 and June 30, 2008:

	2009	2008

Net income available to common shareholders	$823,220	$700,879
Weighted average number of common shares	91,326,463	91,326,463
Basic and diluted income per share	$0.01	$0.01

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2009, the Company issued no shares of common stock.

NOTE 4 – SEGMENT INFORMATION

The Company has two business units that have been aggregated into two reportable segments: Corporate and Internet.

The Corporate group is the holding company and oversees the operation of the other business unit. The Corporate group also arranges financing for the entire organization. The Company’s Internet group consists of multiple sites of operation and services customers throughout the U.S. and Canada.

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2009 and 2008:

	June 30, 2009

	Corporate	Internet	Consolidated
Revenue	$-	$2,291,192	$2,291,192
Operating Income (loss)	$(52,500)	$133,623	$81,123
Depreciation and amortization	$-	$624,409	$624,409
Interest expense	$-	$26,567	$26,567
Intangible assets	$-	$4,624,501	$4,624,501
Total assets	$-	$7,745,458	$7,745,458

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4 – SEGMENT INFORMATION, continued

	June 30, 2008

	Corporate	Internet	Consolidated

Revenue	$-	$2,614,699	$2,614,699
Operating Income (loss)	$(26,239)	$459,415	$433,176
Depreciation and amortization	$-	$763,876	$763,876
Interest expense	$-	$38,832	$38,832
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$7,998,974	$7,998,974

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2009 and 2008:

	June 30, 2009

	Corporate	Internet	Consolidated
Revenue	$-	$4,832,611	$4,832,611
Operating Income (loss)	$(79,615)	$364,014	$284,399
Depreciation and amortization	$-	$1,287,293	$1,287,293
Interest expense	$-	$48,451	$48,451
Intangible assets	$-	$4,624,501	$4,624,501
Total assets	$-	$7,745,458	$7,745,458

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 4 – SEGMENT INFORMATION, continued

	June 30, 2008

	Corporate	Internet	Consolidated

Revenue	$-	$5,159,244	$5,159,244
Operating Income (loss)	$(69,708)	$857,119	$787,411
Depreciation and amortization	$-	$1,486,286	$1,486,286
Interest expense	$-	$110,518	$110,518
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$7,998,974	$7,998,974

NOTE 5 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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
JUNE 30, 2009

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

Because the acquisition of Comcation was consummated effective March 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the six months ended June 30, 2008.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2008 and reflects the results of operations of the Company as if the acquisition of Comcation had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$5,200,601
Gross profit	$3,802,982
Selling, general and administrative expenses	$3,001,920
Net income	$714,530
Basic income per share	$0.01

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

Because the acquisition of N2 the Net was consummated effective April 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the six months ended June 30, 2008.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2008 and reflects the results of operations of the Company as if the acquisition of N2 the Net had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$5,208,905
Gross profit	$3,801,185
Selling, general and administrative expenses	$2,999,684
Net income	$714,752
Basic income per share	$0.01

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

Because the acquisition of Dial Assurance was consummated effective May 1, 2008, there are limited results of operations of Dial Assurance in the consolidated financial statements for the six months ended June 30, 2008.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2008 and reflects the results of operations of the Company as if the acquisition of Dial Assurance had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$5,238,441
Gross profit	$3,792,389
Selling, general and administrative expenses	$3,035,948
Net income	$669,909
Basic income per share	$0.01

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

Because the acquisition of  was consummated effective May 1, 2008, there are limited results of operations of USA Telephone in the consolidated financial statements for the six months ended June 30, 2008.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2008 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$5,463,841
Gross profit	$3,955,404
Selling, general and administrative expenses	$3,070,697
Net income	$798,175
Basic income per share	$0.01

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

Because the acquisition of AdaNet was consummated effective June 1, 2008, there are limited results of operations of AdaNet in the consolidated financial statements for the six months ended June 30, 2008.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2008 and reflects the results of operations of the Company as if the acquisition of AdaNet had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.
2008
Net sales	$5,174,149
Gross profit	$3,784,285
Selling, general and administrative expenses	$2,993,117
Net income	$704,636
Basic income per share	$0.01

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
The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2008 and reflects the results of operations of the Company as if the acquisition of Velocity West had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – ACQUISITIONS, continued

2008
Net sales	$5,332,210
Gross profit	$3,881,000
Selling, general and administrative expenses	$3,044,777
Net income	$836,223
Basic income per share	$0.01

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

Because the acquisition of DONOBi Internet Services was consummated effective November 1, 2008, there are no results of operations of ISP Holding Company in the consolidated financial statements for the six months ended June 30, 2008.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2008 and reflects the results of operations of the Company as if the acquisition of DONOBi Internet Services had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.
2008
Net sales	$5,693,315
Gross profit	$4,108,040
Selling, general and administrative expenses	$3,098,406
Net income	$900,940
Basic income per share	$0.01

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

Because the acquisition of Pulaski Networks was consummated effective February 10, 2009, there are limited results of operations of Pulaski Networks in the consolidated financial statements for the six months ended June 30, 2009.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the six months ended June 30, 2009 and reflects the results of operations of the Company as if the acquisition of Pulaski Networks had been effective January 1, 2009.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.
2009
Net sales	$5,222,828
Gross profit	$3,826,474
Selling, general and administrative expenses	$3,000,953
Net income	$738,989
Basic income per share	$0.01

NOTE 7 — PROVISION FOR INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of June 30, 2009 and December 31, 2008 is as follows:

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Accounts receivable	$21,411	$19,762
Amortization of Intangible assets	3,342,165	2,953,689
Less valuation allowance	2,552,420	2,552,420
Deferred tax asset	$811,156	$421,031

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7 — PROVISION FOR INCOME TAXES, continued

At June 30, 2009 and December 31, 2008, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards was entirely applied for the year ended December 31, 2007.

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $1,270,065 and $1,467,168 for the six months ended June 30, 2009 and 2008.

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 10 - NOTES PAYABLE

Notes payable at June 30, 2009 and December 31, 2008 consist of the following:
	2009	2008
Non-interest bearing amount due on acquisition of N2theNet paid in eleven monthly installments of $4,046 starting May 2008.	$-	$11,921

Non-interest bearing amount due on acquisition of DONOBI payable in twelve monthly installments of $27,083 through November 2009	117,114	257,451

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008	1,050,615	1,215,615

Total	1,167,729	1,484,987
Less current portion	(417,114)	(569,372)

Long-term portion	$750,615	$915,615

The future principal maturities of these notes are as follows:

Twelve months ending June 30, 2010	$417,114
Twelve months ending June 30, 2011	300,000
Twelve months ending June 30, 2012	300,000
Twelve months ending June 30, 2013	150,615
Twelve months ending June 30, 2014	-
Thereafter	-
Total	$1,167,729

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 11 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at June 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2012.	$379,711	$379,711

Note payable to stockholder. The note is payable on January 1, 2012 and bears interest at an annual rate of 8.0%.	104,585	104,585

Note payable to stockholder. The note was paid in full on June 30, 2009 and bears interest at an annual rate of 8.0%.	-	54,985

Less current portion	-	-

Long-term portion	$484,296	$539,281

The future principal maturities of these notes are as follows:

Year ending June 30, 2010	$-
Year ending June 30, 2011	-
Year ending June 30, 2012	484,296
Year ending June 30, 2013	-
Year ending June 30, 2014	-
Total	$484,296

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

The Company’s Internet division markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, satellite and wireless), and supports these products utilizing its own infrastructure and affiliations.  Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the six months ended June 30, 2009 and 2008. Operating results for any period are not necessarily indicative of results for any future period.

	For the six months ended June 30, 2009 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$4,832,611	$4,832,611
Cost of revenue	-	1,672,721	1,672,721

Gross profit	-	3,159,890	3,159,890

Operating expenses	79,615	2,795,876	2,875,491
Income (loss) from operations	(79,615)	364,014	284,399
Other income (expense)	-	(50,581)	(50,581)

Income (loss) before income taxes	(79,615)	313,433	233,818
Income taxes	(589,402)	-	(589,402)

Net income (loss)	$509,787	$313,433	$823,220

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$5,159,244	$5,159,244
Cost of revenue	-	1,387,801	1,387,801

Gross profit	-	3,771,443	3,771,443

Operating expenses	69,708	2,914,324	2,984,032
Income (loss) from operations	(69,708)	857,119	787,411
Other income (expense)	-	(86,532)	(86,532)

Income (loss) before income taxes	(69,708)	770,587	700,879
Income taxes	-	-	-

Net income (loss)	$(69,708)	$770,587	$700,879

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2009 and 2008.

	For the six months ended June 30, 2009
	Corporate	Internet	Total
EBITDA	$(79,615)	$1,649,177	$1,569,562
Interest expense	-	(48,451)	(48,451)
Taxes	589,402	-	589,402
Depreciation	-	(17,228)	(17,228)
Amortization	-	(1,270,065)	(1,270,065)
Net income (loss)	$509,787	$313,433	$823,220

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2008
	Corporate	Internet	Total
EBITDA	$(69,708)	$2,367,391	$2,297,683
Interest expense	-	(110,518)	(110,518)
Taxes	-	-	-
Depreciation	-	(19,118)	(19,118)
Amortization	-	(1,467,168)	(1,467,168)
Net income (loss)	$(69,708)	$770,587	$700,879

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008 (Unaudited)

REVENUE

Revenue for the six months ended June 30, 2009 decreased by $326,633 or 6.3% from $5,159,244 for the six months ended June 30, 2008 to $4,832,611 for the same period in 2009.  Internet sales decreased primarily due to customer attrition to broadband services and offset in part by the addition of Internet customers from asset acquisitions.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations to provide future revenues.

COST OF REVENUE

Costs of revenue for the six months ended June 30, 2009 increased by $284,920 or 20.5% from $1,387,801 for the six months ended June 30, 2008 to $1,672,721 for the same period in 2009.  Cost of revenue increased as a result of increasing the product mix with more broadband services which carries a higher cost of providing bandwidth and connectivity.  This is a reflection of the acquisitions of fiber and DSL customers late in  the second quarter and fourth quarters of 2008.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2009 decreased $108,541 or 3.6% from $2,984,032 for the six months ended June 30, 2008 to $2,875,491 for the same period in 2009.  Amortization expense decreased $197,103 or 13.4% from $1,467,168 for the six months ended June 30, 2008 to $1,270,065 for the same period in 2009.  Wages decreased $71,678 or 19.1% from $375,950 for the six months ended June 30, 2008 to $304,272 for the same period in 2009.  These decreases were offset in part by an increase in bad debt expense of $132,062 or 16.6% from $796,035 for the six months ended June 30, 2008 to $928,097 for the same period in 2009. Corporate expenses for the six months ended June 30, 2009 and June 30, 2008 consisted primarily of professional fees of $74,303 and 65,466.

INCOME TAXES

For the six months ended June 30, 2009 and June 30, 2008 corporate income tax (expense) benefit of $589,402 and $0 were accrued.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2009 decreased by $62,067 or 56.2% from $110,518 for the six months ended June 30, 2008 to $48,451 for the same period in 2009.  This decrease is a result of reducing debt to finance the acquisition of additional customers.

JUNE 30, 2009 (Unaudited) COMPARED TO DECEMBER 31, 2008 (Audited)

FINANCIAL CONDITION

Net accounts receivable increased $199,678 or 27.0% from $738,824 on December 31, 2008 to $938,502 on June 30, 2009.  This increase is substantially due to the addition of customers from acquisitions.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which increased by $607 or 0.9% from $70,239 on December 31, 2008 to $70,846 on June 30, 2009.  Accounts payable increased by $68,855 or 85.1% from $80,892 on December 31, 2008 to $149,747 on June 30, 2009. Accrued expenses decreased by $7,382 or 1.3% from $94,882 on December 31, 2008 to $87,500 on June 30, 2009.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deferred revenue increased by $15,479 or 1.3% from $1,157,597 on December 31, 2008 to $1,173,076 on June 30, 2009 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $152,258 or 26.7% from $569,372 on December 31, 2008 to $417,114 on June 30, 2009.  This is due to the curtailment of term notes financing the purchase of customer bases.  Long-term notes payable decreased $165,000 or 18.0% from $915,615 on December 31, 2008 to $750,615 on June 30, 2009. This is due to the curtailment of term notes financing the purchase of customer bases. Long-term notes payable to shareholders decreased $54,985 or 10.2% from $539,281 on December 31, 2008 to $484,296 on June 30, 2009.  This is due to the early payoff of one note.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $888,167 and $527,553 at June 30, 2009 and at December 31, 2008.  EBITDA was $1,569,562 for the six months ended June 30, 2009 as compared to $2,297,683 for the same period in 2008.

	2009	2008
EBITDA for the six months ended June 30,	$1,569,562	$2,297,683
Interest expense	(48,451)	(110,518)
Taxes	589,402	-
Depreciation	(17,228)	(19,118)
Amortization	(1,270,065)	(1,467,168)
Net income for the six months ended June 30,	$823,220	$700,879

The aging of accounts receivable as of June 30, 2009 and December 31, 2008 is as shown:

	2009		2008
Current	$624,033	67%	$433,518	59%
30 < 60	162,902	16%	159,585	22%
60 +	151,567	17%	145,721	19%
Total	$938,502	100%	$738,824	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Item 4.    Controls and Procedures

The Company has evaluated the effectiveness of the disclosure controls and procedures and internal controls over financial reporting as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer. Based on this evaluation, these officers have concluded that the disclosure controls and procedures are effective. There were no changes in internal control over financial reporting during the last fiscal quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect internal control over financial reporting.

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

 An evaluation was conducted under the supervision and with the participation of the Company's management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended June 30, 2009 covered by this quarterly report on Form 10-Q.

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

 SITESTAR CORPORATION

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

The Company's management, including the President (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

SITESTAR CORPORATION

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The Company took a purchase price adjustment based on a material warranty misrepresentation of customer counts and revenues by First USA.  The complaint demands judgment of approximately $150,000. The Company will vigorously defend this claim.  A pre-trial or scheduling conference has been rescheduled in the third quarter of 2009.

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

Date: August 14, 2009
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: August 14, 2009
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)