Form 10-Q/A
period 2008-03-31
SITESTAR CORP
filed 2009-10-09
CIK 1096934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

SITESTAR CORPORATION

 EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 initially filed with the Securities and Exchange Commission on May 20, 2008 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of March 31, 2008, and the related Consolidated Statements of Income and, Cash Flows for the three months ended March 31, 2008 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to corporate income taxes as filed for the year ended December 31, 2008.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Selected Financial Data, are restated. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2008 Form 10-Q was filed.

SITESTAR CORPORATION

Index
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March
	31, 2008 (unaudited) and December 31, 2007 (audited)	4-5

	Condensed Consolidated Statements of Income for the
	three months ended March 31, 2008 and 2007 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for
	the three months ended March 31, 2008 and 2007 (unaudited)	7-8

	Notes to unaudited Condensed Consolidated Financial Statements	9-26

Item 2.	Management's Discussion and Analysis	27-33

Item 3.	Controls and Procedures	33-36

Part II. OTHER INFORMATION		36

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36-37

SIGNATURES		37

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS

	2008	2007
	(Unaudited)	(Audited)
	Restated
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

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
MARCH 31, 2008 AND DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
	(Unaudited)	(Audited)
	Restated
CURRENT LIABILITIES
Accounts payable	$94,277	$78,713
Accrued income taxes	84,754	-
Accrued expenses	163,943	138,021
Deferred revenue	1,375,947	1,361,606
Notes payable	1,051,996	1,268,866

Total current liabilities	2,770,917	2,847,206

NOTES PAYABLE, less current portion	1,304,320	1,694,836
NOTES PAYABLE - STOCKHOLDERS, less current portion	599,677	686,687

TOTAL LIABILITIES	4,674,914	5,228,729

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on March 31, 2008 December 31, 2007 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 2,955,147 common shares on March 31, 2008 and December 31, 2007	(63,030)	(63,030)
Accumulated deficit	(10,686,842)	(10,906,088)

Total stockholders’ equity	3,222,401	3,003,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,897,315	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
	Restated
REVENUE	$2,544,545	$1,439,981

COST OF REVENUE	825,218	391,026

GROSS PROFIT	1,719,327	1,048,955

OPERATING EXPENSES:
Selling general and administrative expenses	1,365,092	708,395

INCOME FROM OPERATIONS	354,235	340,560

OTHER INCOME (EXPENSES)	(50,235)	(31,992)

INCOME BEFORE INCOME TAXES	304,000	308,568

INCOME TAXES	(84,754)	-

NET INCOME	$219,246	$308,568

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	91,326,463	88,013,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,246	$308,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	722,410	305,855
Bad debt expense	31,907	2,534
(Increase) decrease in:
Accounts receivable	(354,088)	(19,264)
Prepaid expenses	(4,938)	4,949
Increase (decrease) in:
Accounts payable	15,564	(52,331)
Accrued expenses	25,922	(152,444)
Deferred revenue	14,341	90,340
Accrued income taxes	84,754	-

Net cash provided by operating activities	755,118	488,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	292	11,609
Purchase of property and equipment	-	(21,033)
Purchase of non-compete	(5,000)	(35,000)
Purchase of customer list	(52,333)	(966,143)

Net cash (used in) investing activities	(57,041)	(1,010,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	27,683	976,196
Repayment of notes payable – stockholders	(87,010)	(46,861)
Repayment of notes payable	(635,068)	(304,440)

Net cash provided by (used in) financing activities	(694,395)	624,895

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,682	102,535

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	232,249	129,453

CASH AND CASH EQUIVALENTS -END OF PERIOD	$235,931	$231,988

 See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2008, the Company accrued income taxes of $84,754 and paid interest expense of approximately $72,000 and $35,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2008, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of the 2008 financial statements, Sitestar Corporation determined that the income tax provision should have been included in the financial statements and adopted the recommendation of the Board of Directors and determined that previously reported results should be restated.  The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate or review the tax provision.  The effects of the restatement adjustments on Sitestar Corporation’s originally reported financial position for the periods ended March 31, 2008, results of operations and cash flows for the three months ended March 31, 2008 are summarized below.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008

ASSETS

CURRENT ASSETS	Previously Reported	Net Change	Restated
Total current assets	$879,442	$	$879,442

PROPERTY AND EQUIPMENT, net	227,489		227,489
CUSTOMER LIST, net of accumulated amortization of $6,603,388 and $5,237,054	4,868,323		4,868,323
GOODWILL, net of impairment	1,288,559		1,288,559
DEFERRED TAX ASSET	-		-
OTHER ASSETS	633,502		633,502

TOTAL ASSETS	$7,897,315	$	$7,897,315

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	Previously Reported	Net Change	Restated
Accrued income taxes	$-	$84,754	$84,754
Total current liabilities	2,686,163	84,754	2,770,917

TOTAL LIABILITIES	4,590,160	84,754	4,674,914

STOCKHOLDERS’ EQUITY
Accumulated deficit	(10,602,088)	(84,754)	(10,686,842)
Total stockholders' equity	3,307,155	(84,754)	3,222,401

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,897,315	$-	$7,897,315

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Previously Reported	Net Change	Restated
REVENUE	$2,544,545	$-	$2,544,545

COST OF REVENUE	825,218	-	825,218

GROSS PROFIT	1,719,327	-	1,719,327

OPERATING EXPENSE	1,365,092	-	1,365,092

INCOME FROM OPERATIONS	354,235	-	354,235

OTHER INCOME (EXPENSE)	(50,235)	-	(50,235)

INCOME BEFORE INCOME TAXES	304,000	-	304,000

INCOME TAXES	-	(84,754)	(84,754)

NET INCOME	$304,000	$(84,754)	$219,246

BASIC AND DILUTED INCOME PER SHARE	$0.00	$-	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Previously Reported	Net Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304,000	$84,754	$219,246

Increase (decrease) in accrued income taxes	-	84,754	84,754
Net cash provided by operating activities	755,118	-	755,118

Net cash used in investing activities	(57,041)	-	(57,041)

Net cash used in financing activities	(694,395)	-	(694,395)

NET INCREASE IN CAHS AND CASH EQUIVALENTS	3,682	-	3,682
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	232,249		232,249

CASH AND CASH EQUIVALENTS – END OF YEAR	$235,931	$-	$235,931

NOTE 2 – BASIS OF PRESENTATION

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 3 – EARNINGS PER SHARE

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

	2008	2007
Net income available to common shareholders	$219,246	$308,568
Weighted average number of common shares	91,326,463	88,013,305
Basic and diluted income per share	$.00	$.00

NOTE 4 – COMMON STOCK

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2008 and 2007:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 5 – SEGMENT INFORMATION, continued

March 31, 2008

	Corporate	Internet	Consolidated
Revenue	$-	$2,544,545	$2,544,545
Operating Income (loss)	$(43,416)	$397,651	$354,235
Depreciation and amortization	$-	$722,410	$722,410
Interest expense	$-	$71,686	$71,686
Intangible assets	$-	$6,519,938	$6,519,938
Total assets	$-	$7,897,316	$7,897,316

March 31, 2007

	Corporate	Internet	Consolidated
Revenue	$-	$1,439,981	$1,439,981
Operating Income (loss)	$(3,479)	$344,039	$340,560
Depreciation and amortization	$-	$305,855	$305,855
Interest expense	$-	$35,469	$35,469
Intangible assets	$-	$3,837,442	$3,837,442
Total assets	$-	$4,864,042	$4,864,042

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

 SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, Continued

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 7 – ACQUISITIONS

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 7 – ACQUISITIONS, continued

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

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 7 – ACQUISITIONS, continued

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

Accounts receivable	3,880
Customer list	58,549
Non-compete agreement	5,000
Deferred revenue	(21,800)
Purchase price	$45,629

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

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 7 – ACQUISITIONS, continued

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

Customer list	4,292,656
Non-compete agreement	350,000
Deferred revenue	(892,656)
Purchase price	$3,750,000

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 7 – ACQUISITIONS, continued

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

Customer list	52,333
Non-compete agreement	5,000
Accounts receivable	2,343
Deferred revenue	(22,858)
Purchase price	$36,818

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 7 – ACQUISITIONS, continued

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

Customer list	40,512
Non-compete agreement	5,000
Accounts receivable	2,328
Equipment	10,000
Deferred revenue	(12,019)
Purchase price	$45,821

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 8 — PROVISION FOR INCOME TAXES

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

The provision for federal and state income taxes for the three months ended March 31, 2008 and 2007 included the following:

	2008	2007
Current provision:
Federal	$72,041	$-
State	12,713	-
Deferred provision:
Federal	-	105,523
State	-	18,622
Valuation allowance	-	(124,145)
Total income tax provision	$11,277	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2008 December 31, 2007 are as follows:

	2008	2007
Accounts receivable	$21,819	9,056
Amortization of Intangible assets	2,450,795	$2,177,997
Loss carry-forward	79,806	365,367
Less valuation allowance	2,552,420	2,552,420
Deferred tax asset	$-	$-

At March 31, 2008 and December 31, 2007, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards of $285,561 was applied for the year ended December 31, 2007.  Loss carry forwards are set to begin expiring in 2021 for both federal and state purposes.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 RESTATED

NOTE 9 – INTANGIBLE ASSETS

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

NOTE 10 – DEFERRED REVENUE

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 RESTATED

NOTE 11 - NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 consist of the following:
	2007	2007
Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% and 9.75% as of March 31, 2008 and December 31, 2007 respectively). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	54,342	58,242

Bank line of credit issued on April 12, 2007 with a principal limit of $300,000. Interest is payable at an annual rate of prime plus .25% (5.50% as of March 31, 2008 and 7.50% as of December 31, 2007). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company. In April 2008 the principal balance was zero.	100,000	300,000

Non-interest bearing amount due on acquisition of AlaNet Internet Services payable in eleven monthly installments of $4,276 through April 2008.	8,436	20,807

Bank note payable in twelve monthly interest and principal payments of $30,650. Interest is payable at an annual rate of 9.25%. The note is guaranteed by stockholders of the Company and secured by shares of Company stock owned by the stockholders.	236,894	322,048

Bank note payable in twenty four monthly interest and principal payments of $21,167. Interest is payable at an annual rate of 8.5%. The note is guaranteed by stockholders of the Company and secured by shares of Company stock owned by the stockholders.	383,691	438,264

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 RESTATED

NOTE 11 - NOTES PAYABLE, continued

Bank bridge note payable on February 1, 2008. Interest is payable at an annual rate of 8.5%. The note was refinanced on February 21, 2008 at an annual interest rate of 8.5% and is payable in twelve payments of $21,760 and is personally guaranteed by stockholders of the Company and secured by real estate owned by stockholders of the Company.	229,656	250,000

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	1,315,615	1,574.341

Less current portion	(1,051,996)	(1,268,866)

Long-term portion	$1,304,321	$1,694,836

 The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2009	$1,051,996
Twelve months ending March 31, 2010	172,955
Twelve months ending March 31, 2011	15,751
Twelve months ending March 31, 2012	73,907
Twelve months ending March 31, 2013	1,041,708
Thereafter	-
Total	$2,356,317

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

	For the three months ended March 31, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,544,545	$2,544,545
Cost of revenue	-	825,218	825,218

Gross profit	-	1,719,327	1,719,327

Operating expenses	43,416	1,321,676	1,365,092
Income (loss) from operations	(43,416)	397,651	354,235
Other income (expense)	-	(50,235)	(50,235)
Income before income taxes	(43,416)	347,416	304,000
Income tax	(84,754)	-	(84,754)
Net income (loss)	$(128,170)	$347,416	$219,246

	For the three months ended March 31, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$1,439,981	$1,439,981
Cost of revenue	-	391,026	391,026

Gross profit	-	1,048,955	1,048,955

Operating expenses	3,479	704,916	708,395
Income (loss) from operations	(3,479)	344,039	340,560
Other income (expense)	-	(31,992)	(31,992)
Income before income taxes	(3,479)	312,047	308,047
Income tax	-	-	-
Net income (loss)	$(3,479)	$312,047	$308,568

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31, 2008
	Corporate	Internet	Total
EBITDA	$(43,416)	$1,141,512	$1,098,096
Interest expense	-	(71,686)	(71,686)
Taxes	(84,754)	-	(84,754)
Depreciation	-	(9,292)	(9,292)
Amortization	-	(713,118)	(713,118)
Net income (loss)	$(128,170)	$347,416	$219,246

	For the three months ended March 31, 2007
	Corporate	Internet	Total
EBITDA	$(3,479)	$653,361	$649,882
Interest expense	-	(35,469)	(35,469)
Taxes	-	-	-
Depreciation	-	(14,740)	(14,740)
Amortization	-	(291,105)	(291,105)
Net income (loss)	$(3,479)	$312,047	$308,568

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

INCOME TAXES

For the three months ended March 31, 2009 corporate income tax expense $84,754 were accrued.

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

MARCH 31, 2008 (Unaudited) COMPARED TO DECEMBER 31, 2007 (Audited)

FINANCIAL CONDITION.

Net accounts receivable increased $322,181 or 107.4% from $299,863 on December 31, 2007 to $622,044 on March 31, 2008.  This increase is substantially due to the addition of customers from acquisitions.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $292 or .4% from $70,739 on December 31, 2007 to $70,447 on March 31, 2008.  Accounts payable increased by $15,564 or 19.8% from $78,713 on December 31, 2007 to $94,277 on March 31, 2008. Accrued expenses increased by $25,922 or 18.8% from $138,021 on December 31, 2007 to $163,943 on March 31, 2008. This increase is a reflection of accruing professional fees.  Deferred revenue increased by $14,341 or 1.1% from $1,361,606 on December 31, 2007 to $1,375,947 on March 31, 2008 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $216,870 or 17.1% from $1,268,866 on December 31, 2007 to $1,051,996 on March 31, 2008.  This is substantially due to the curtailment of a line of credit of $200,000 in addition to servicing term notes.  Long-term notes payable decreased $390,516 or 23.0% from $1,694,836 on December 31, 2007 to $1,304,320 on March 31, 2008. This decrease is the result of offsetting principal balance of the purchase note of USA telephone against collections of accounts receivable by USAT. Long-term notes payable to stockholders decreased $87,010 or 12.7% from $686,687 on December 31, 2007 to $599,677 on March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $235,931 and $232,249 at March 31, 2008 and at December 31, 2007.  EBITDA was $1,098,096 for the three months ended March 31, 2008 as compared to $649,882 for the same period in 2007.

	2008	2007
EBITDA for the three months ended March 31,	$1,098,096	$649,882
Interest expense	(71,686)	(35,469)
Taxes	(84,754)	-
Depreciation	(9,292)	(14,740)
Amortization	(713,118)	(291,105)
Net income for the three months ended March 31,	$219,246	$308,568

The aging of accounts receivable as of March 31, 2008 and December 31, 2007 is as shown:

	2008		2007
Current	$244,272	39%	$171,446	57%
30 < 60	214,895	35%	72,337	24%
60 +	162,877	26%	56,080	19%
Total	$622,044	100%	$299,863	100%

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

As of May 14, 2009, we began evaluating the tax provision and remediated the related internal control weakness. We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2008, including the remedial actions discussed above.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective.  Except for the aforementioned income tax controls and procedures, there were no significant changes to our internal controls during the last fiscal quarter ended March 31, 2008.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Date: October 8, 2009
By: /s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: October 8, 2009
By: /s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)