Form 10-Q/A
period 2008-06-30
SITESTAR CORP
filed 2009-10-09
CIK 1096934

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

SITESTAR CORPORATION

 EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 initially filed with the Securities and Exchange Commission on August 19, 2008 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of June 30, 2008, and the related Consolidated Statements of Income for the three and six months ended June 30, 2008 and, Cash Flows for the six months ended June 30, 2008 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to corporate income taxes as filed for the year ended December 31, 2008.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Selected Financial Data, are restated. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2008 Form 10-Q was filed.

SITESTAR CORPORATION

Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	4-5

	Condensed Consolidated Statements of Income for the three months ended June 30, 2008 and 2007 (unaudited)	6

	Condensed Consolidated Statements of Income for the six months ended June 30, 2008 and 2007 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	8-9

	Notes to unaudited Condensed Consolidated Financial Statements	10-32

Item 2.	Management's Discussion and Analysis	33-40

Item 3.	Controls and Procedures	40-43

Part II.	OTHER INFORMATION	44

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		45

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS

	2008	2007
	(Unaudited)	(Audited)
	Restated
CURRENT ASSETS
Cash and cash equivalents	$347,391	$232,249
Accounts receivable, net of allowance of $61,556 and $22,641	680,346	299,863
Prepaid expenses	43,905	16,529
Total current assets	1,071,642	548,641

PROPERTY AND EQUIPMENT, net	229,664	236,782
CUSTOMER LIST, net of accumulated amortization of $6,603,388 and $5,237,054	4,763,176	5,480,635
GOODWILL, net of impairment	1,288,559	1,288,559
Deferred tax asset	158,231	-
OTHER ASSETS	645,933	677,267

TOTAL ASSETS	$8,157,205	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
JUNE 30, 2008 AND DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
	(Unaudited)	(Audited)
	Restated
CURRENT LIABILITIES
Accounts payable	$35,027	$78,713
Accrued income taxes	169,508	-
Accrued expenses	120,548	138,021
Deferred revenue	1,365,811	1,361,606
Notes payable	739,500	1,268,866

Total current liabilities	2,430,394	2,847,206

NOTES PAYABLE, less current portion	1,434,377	1,694,836
NOTES PAYABLE - STOCKHOLDERS, less current portion	599,677	686,687

TOTAL LIABILITIES	4,464,448	5,228,729

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on June 30, 2008 December 31, 2007 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 2,955,147 common shares on June 30, 2008 and December 31, 2007	(63,030)	(63,030)
Accumulated deficit	(10,216,486)	(10,906,088)

Total stockholders’ equity	3,692,757	3,003,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,157,205	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	Restated
REVENUE	$2,614,699	$1,528,733

COST OF REVENUE	562,583	539,981

GROSS PROFIT	2,052,116	988,752

OPERATING EXPENSES:
Selling general and administrative expenses	1,618,940	845,150

INCOME FROM OPERATIONS	433,176	143,602

OTHER INCOME (EXPENSES)	(36,297)	(54,082)

INCOME BEFORE INCOME TAXES	396,879	89,520

INCOME TAXES	(73,477)	-

NET INCOME	$470,356	$89,520

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	Restated
REVENUE	$5,159,244	$2,968,714

COST OF REVENUE	1,387,801	931,006

GROSS PROFIT	3,771,443	2,037,708

OPERATING EXPENSES:
Selling general and administrative expenses	2,984,032	1,553,545

INCOME FROM OPERATIONS	787,411	484,163

OTHER INCOME (EXPENSES)	(86,532)	(86,075)

INCOME BEFORE INCOME TAXES	700,879	398,088

INCOME TAXES	11,277	-

NET INCOME	$689,602	$398,088

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$689,602	$398,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,486,286	658,676
Bad debt expense	38,914	3,723
(Increase) decrease in:
Accounts receivable	(419,398)	(46,115)
Prepaid expenses	(27,376)	4,189
Deferred tax asset	(158,231)
Increase (decrease) in:
Accounts payable	(43,686)	(76,101)
Accrued expenses	(17,474)	(205,606)
Deferred revenue	4,207	51,819
Accrued income taxes	169,508	-

Net cash provided by operating activities	1,722,352	788,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	500	24,834
Purchase of property and equipment	(12,000)	(21,033)
Purchase of non-compete	(70,000)	(40,000)
Purchase of customer list	(648,875)	(987,585)

Net cash (used in) investing activities	(730,375)	(1,023,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	350,855	675,043
Repayment of notes payable – stockholders	(87,010)	(55,753)
Repayment of notes payable	(1,140,680)	(280,644)

Net cash provided by (used in) financing activities	(876,835)	338,646

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,142	103,535

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	232,249	129,453

CASH AND CASH EQUIVALENTS -END OF PERIOD	$347,391	$232,988

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2008 and 2007, the Company accrued income taxes of $169,508 and paid interest expense of approximately $111,000 and $85,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2008, the Company issued no shares of common stock.

During the six months ended June 30, 2008, the Company recognized no impairment to customer list.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of the 2008 financial statements, Sitestar Corporation determined that the income tax provision should have been included in the financial statements and adopted the recommendation of the Board of Directors and determined that previously reported results should be restated.  The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate or review the tax provision.  The effects of the restatement adjustments on Sitestar Corporation’s originally reported financial position for the periods ended June 30, 2008, results of operations and cash flows for the three and six months ended June 30, 2008 are summarized below.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008

ASSETS

CURRENT ASSETS	Previously Reported	Net Change		Restated
Total current assets	$1,071,642	$		$1,071,642

PROPERTY AND EQUIPMENT, net	229,664			229,664
CUSTOMER LIST, net of accumulated amortization of $6,603,388 and $5,237,054	4,763,176			4,763,176
GOODWILL, net of impairment	1,288,559			1,288,559
DEFERRED TAX ASSET	-		158,231	158,231
OTHER ASSETS	645,933			645,933

TOTAL ASSETS	$7,998,974		$158,231	$8,157,205

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	Previously Reported	Net Change	Restated
Accrued income taxes	$-	$169,508	$169,508
Total current liabilities	2,260,886	169,508	2,430,394

TOTAL LIABILITIES	4,294,940	169,508	4,464,448

STOCKHOLDERS’ EQUITY
Accumulated deficit	(10,205,209)	(11,277)	(10,216,486)
Total stockholders' equity	3,704,034	(11,277)	3,692,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,998,974	$158,231	$8,157,205

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	Previously Reported	Net Change	Restated
REVENUE	$2,614,699	$-	$2,614,699

COST OF REVENUE	562,583	-	562,583

GROSS PROFIT	2,052,116	-	2,052,116

OPERATING EXPENSE	1,618,940	-	1,618,940

INCOME FROM OPERATIONS	433,176	-	433,176

OTHER INCOME (EXPENSE)	(36,297)	-	(36,297)

INCOME BEFORE INCOME TAXES	396,879	-	396,879

INCOME TAXES	-	(73,477)	(73,477)

NET INCOME	$396,879	$(73,477)	$470,356

BASIC AND DILUTED INCOME PER SHARE	$0.00	$-	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Previously Reported	Net Change	Restated
REVENUE	$5,159,244	$-	$5,159,244

COST OF REVENUE	1,387,801	-	1,387,801

GROSS PROFIT	3,771,443	-	3,771,443

OPERATING EXPENSE	2,984,032	-	2,984,032

INCOME FROM OPERATIONS	787,411	-	787,411

OTHER INCOME (EXPENSE)	(86,532)	-	(86,532)

INCOME BEFORE INCOME TAXES	700,879	-	700,879

INCOME TAXES	-	11,277	11,277

NET INCOME	$700,879	$11,277	$689,602

BASIC AND DILUTED INCOME PER SHARE	$0.01	$-	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Previously Reported	Net Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$700,879	$(11,277)	$689,602
(Increase) decrease in deferred tax asset	-	(158,231)	(158,231)
Increase (decrease) in accrued income taxes	-	169,508	169,508
Net cash provided by operating activities	1,722,352	-	1,722,352

Net cash used in investing activities	(730,375)	-	(730,375)

Net cash used in financing activities	(876,835)	-	(876,835)

NET INCREASE IN CAHS AND CASH EQUIVALENTS	115,142	-	115,142
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	232,249	-	232,249
CASH AND CASH EQUIVALENTS – END OF YEAR	$347,391	$-	$347,391

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

For the three months ended June 30, 2008 and June 30, 2007:
	2008	2007
Net income available to common shareholders	$470,356	$89,520
Weighted average number of common shares	91,326,463	88,063,305
Basic and diluted income per share	$.00	$.00

For the six months ended June 30, 2008 and June 30, 2007:
	2008	2007
Net income available to common shareholders	$689,602	$398,088
Weighted average number of common shares	91,326,463	88,063,305
Basic and diluted income per share	$.01	$.01

NOTE 4 – COMMON STOCK

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2008 and 2007:

June 30, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$2,614,699	$2,614,699
Operating Income (loss)	$(26,239)	$459,415	$433,176
Depreciation and amortization	$-	$763,876	$763,876
Interest expense	$-	$38,832	$38,832
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$8,157,205	$8,157,205

June 30, 2007
	Corporate	Internet	Consolidated
Revenue	$-	$1,528,733	$1,528,733
Operating Income (loss)	$(40,247)	$183,850	$143,603
Depreciation and amortization	$-	$353,438	$353,438
Interest expense	$-	$49,713	$49,713
Intangible assets	$-	$3,526,436	$3,526,436
Total assets	$-	$4,551,859	$4,551,859

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2008 and 2007:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 5 – SEGMENT INFORMATION, continued

June 30, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$5,159,244	$5,159,244
Operating Income (loss)	$(69,708)	$857,119	$787,411
Depreciation and amortization	$-	$1,486,286	$1,486,286
Interest expense	$-	$110,518	$110,518
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$8,157,205	$8,157,205

June 30, 2007
	Corporate	Internet	Consolidated
Revenue	$-	$2,968,714	$2,968,714
Operating Income (loss)	$(43,726)	$527,889	$484,163
Depreciation and amortization	$-	$658,676	$658,676
Interest expense	$-	$85,182	$85,182
Intangible assets	$-	$3,526,436	$3,526,436
Total assets	$-	$4,551,859	$4,551,859

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 7– ACQUISITIONS, continued

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

The provision for federal and state income taxes for the six months ended June 30, 2008 and 2007 included the following:

	2008	2007
Current provision:
Federal	$144,082	$-
State	25,426	-
Deferred provision:
Federal	(134,496)	211,047
State	(23,735)	37,244
Valuation allowance	-	(248,291)
Total income tax provision	$11,277	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2008 December 31, 2007 are as follows:

	2008	2007
Accounts receivable	$24,622	9,056
Amortization of Intangible assets	2,686,028	$2,177,997
Loss carry-forward	-	365,367
Less valuation allowance	2,552,420	2,552,420
Deferred tax asset	$158,231	$-

At June 30, 2008 and December 31, 2007, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards of $285,561 were applied for the year ended December 31, 2007. Loss carry forwards are set to begin expiring in 2021 for both federal and state purposes.

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

NOTE 11 - NOTES PAYABLE

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

NOTE 12 - ALLEVIATION OF GOING CONCERN

At September 30, 2007, the Company reported that it had a working capital deficiency of $566,269. This condition raised substantial doubt about the Company's ability to continue as a going concern at that time.

The Company had income from operations for each of the two years ended December 31, 2007 of $956,170 and $1,179,677. The Company also had positive cash flows from operations of $2,812,829 and $2,465,289 for the two years ended December 31, 2007. In addition, the Company projects positive cash flows for the next twelve months. With this positive trend of operating income, cash flows, and projected cash flow over the next twelve months, the Company’s management considers the facts and circumstances, which raised substantial doubt about the Company’s ability to continue as a going concern, to be alleviated.

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

	For the six months ended June 30, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$5,159,244	$5,159,244
Cost of revenue	-	1,387,801	1,387,801

Gross profit	-	3,771,443	3,771,443

Operating expenses	69,708	2,914,324	2,984,032
Income (loss) from operations	(69,708)	857,119	787,411
Other income (expense)	-	(86,532)	(86,532)
Income before income taxes	(69,708)	770,587	700,879
Income taxes	(11,277)	-	(11,277)
Net income (loss)	$(80,985)	$770,587	$689,602

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,968,714	$2,968,714
Cost of revenue	-	931,006	931,006

Gross profit	-	2,037,708	2,037,708

Operating expenses	43,726	1,509,819	1,553,545
Income (loss) from operations	(43,726)	527,889	484,163
Other income (expense)	-	(86,075)	(86,075)
Income before income taxes	(43,726)	441,814	398,088
Income taxes	-	-	-
Net income (loss)	$(43,726)	$441,814	$398,088

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2008 and 2007.

	For the six months ended June 30, 2008
	Corporate	Internet	Total
EBITDA	$(69,708)	$2,367,391	$2,297,683
Interest expense	-	(110,518)	(110,518)
Taxes	(11,277)	-	(11,277)
Depreciation	-	(19,118)	(19,118)
Amortization	-	(1,467,168)	(1,467,168)
Net income (loss)	$(80,985)	$770,587	$689,602

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2007
	Corporate	Internet	Total
EBITDA	$(43,726)	$1,186,279	$1,142,553
Interest expense	-	(85,182)	(85,182)
Taxes	-	-	-
Depreciation	-	(30,731)	(30,731)
Amortization	-	(628,552)	(628,552)
Net income (loss)	$(43,726)	$441,814	$398,088

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

INCOME TAXES

For the six months ended June 30, 2009 corporate income tax expense $11,277 were accrued.

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

	2008	2007
EBITDA for the six months ended June 30,	$2,297,683	$1,142,553
Interest expense	(110,518)	(85,182)
Taxes	(11,277)	-
Depreciation	(19,118)	(30,731)
Amortization	1,467,168)	(628,552)
Net income for the six months ended June 30,	$689,602	$398,088

The aging of accounts receivable as of June 30, 2008 and December 31, 2007 is as shown:

	2008		2007
Current	$307,983	45%	$171,446	57%
30 < 60	191,975	28%	72,337	24%
60 +	180,388	27%	56,080	19%
Total	$680,346	100%	$299,863	100%

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The Company had income from operations for each of the two years ended December 31, 2007 of $956,170 and $1,179,677. The Company also had positive cash flows from operations of $2,812,829 and $2,465,289 for the two years ended December 31, 2007. In addition, the Company projects positive cash flows for the next twelve months. With this positive trend of operating income, cash flows, and projected cash flow over the next twelve months, the Company’s management considers the facts and circumstances, which raised substantial doubt about the Company’s ability to continue as a going concern, to be alleviated.

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

As of May 14, 2009, we began evaluating the tax provision and remediated the related internal control weakness. We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2008, including the remedial actions discussed above.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective.  Except for the aforementioned income tax controls and procedures, there were no significant changes to our internal controls during the last fiscal quarter ended June 30, 2008.

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

SITESTAR CORPORATION.

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