Form 10-Q/A
period 2008-09-30
SITESTAR CORP
filed 2009-10-09
CIK 1096934

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

SITESTAR CORPORATION

 EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 initially filed with the Securities and Exchange Commission on November 14, 2008 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of September 30, 2008, and the related Consolidated Statements of Income for the three and nine months ended September 30, 2008 and, Cash Flows for the nine months ended September 30, 2008 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to corporate income taxes as filed for the year ended December 31, 2008.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Selected Financial Data, are restated. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2008 Form 10-Q was filed.

SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September
30, 2008 (unaudited) and December 31, 2007 (audited)	4-5

Condensed Consolidated Statements of Income for the
three months ended September 30, 2008 and 2007 (unaudited)	6

Condensed Consolidated Statements of Income for the
nine months ended September 30, 2008 and 2007 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for
the nine months ended September 30, 2008 and 2007 (unaudited)	8-9

Notes to unaudited Condensed Consolidated Financial Statements	10-34

Item 2. Management's Discussion and Analysis	34-41

Item 3. Controls and Procedures	42-44

Part II. OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	45

Item 6. Exhibits	45-46

SIGNATURES	46

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS

	2008	2007
	(Unaudited)	(Audited)
	Restated
CURRENT ASSETS
Cash and cash equivalents	$289,195	$232,249
Accounts receivable, net of allowance of $53,690 and $22,641	682,519	299,863
Prepaid expenses	1,445	16,529
Total current assets	973,159	548,641

PROPERTY AND EQUIPMENT, net	237,743	236,782

CUSTOMER LIST, net of accumulated amortization of $7,279,031 and $5,237,054	4,373,981	5,480,635
GOODWILL, net of impairment	1,288,559	1,288,559
Deferred tax asset	299,150	-
OTHER ASSETS	605,214	677,267

TOTAL ASSETS	$7,777,806	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007
	(Unaudited)	(Audited)
	Restated
CURRENT LIABILITIES

Accounts payable	$22,408	$78,713
Accrued income taxes	254,263	-
Accrued expenses	106,349	138,021
Deferred revenue	1,265,030	1,361,606
Notes payable	458,879	1,268,866

Total current liabilities	2,106,929	2,847,206

NOTES PAYABLE, less current portion	990,615	1,694,836
NOTES PAYABLE - STOCKHOLDERS, less current portion	539,281	686,687

TOTAL LIABILITIES	3,636,825	5,228,729

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on September 30, 2008 December 31, 2007 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 2,955,147 common shares on June 30, 2008 and December 31, 2007	(63,030)	(63,030)
Accumulated deficit	(9,768,262)	(10,906,088)

Total stockholders’ equity	4,140,981	3,003,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,777,806	$8,231,884

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	Restated
REVENUE	$2,485,294	$1,481,886

COST OF REVENUE	709,708	472,842

GROSS PROFIT	1,775,586	1,009,044

OPERATING EXPENSES:
Selling general and administrative expenses	1,351,087	782,606

INCOME FROM OPERATIONS	424,499	226,438

OTHER INCOME (EXPENSES)	(32,439)	(41,694)

INCOME BEFORE INCOME TAXES	392,060	184,744

INCOME TAXES	(56,165)	-

NET INCOME	$448,225	$184,744

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	Restated
REVENUE	$7,644,538	$4,450,600

COST OF REVENUE	2,097,509	1,403,848

GROSS PROFIT	5,547,029	3,046,752

OPERATING EXPENSES:
Selling general and administrative expenses	4,335,119	2,336,151

INCOME FROM OPERATIONS	1,211,910	710,601

OTHER INCOME (EXPENSES)	(118,971)	(127,769)

INCOME BEFORE INCOME TAXES	1,092,939	582,832

INCOME TAXES	(44,888)	-

NET INCOME	$1,137,827	$582,832

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	88,063,305

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,137,827	$582,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,223,989	1,011,012
Bad debt expense	31,048	7,987
(Increase) decrease in:
Accounts receivable	(413,704)	(87,599)
Prepaid expenses	15,084	(7,836)
Deferred tax asset	(299,150)
Increase (decrease) in:
Accounts payable	(56,305)	(60,196)
Accrued expenses	(31,673)	(256,564)
Deferred revenue	(96,576)	(40,301)
Accrued income taxes	254,262	-

Net cash provided by operating activities	2,764,802	1,149,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	1,081	36,538
Purchase of property and equipment	(32,000)	(21,033)
Purchase of non-compete	(80,000)	(40,000)
Purchase of customer list	(935,322)	(987,585)

Net cash (used in) investing activities	(1,046,241)	(1,012,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	559,729	818,337
Repayment of notes payable – stockholders	(147,406)	(198,506)
Repayment of notes payable	(2,073,938)	(576,097)

Net cash provided by (used in) financing activities	(1,661,615)	43,734

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,946	180,989

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	232,249	129,453

CASH AND CASH EQUIVALENTS -END OF PERIOD	$289,195	$310,442

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2008 and 2007, the Company accrued income taxes of $254,263 and paid interest expense of approximately $145,000 and $119,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2008, the Company issued no shares of common stock.

During the nine months ended September 30, 2008, the Company recognized no impairment to customer list.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of the 2008 financial statements, Sitestar Corporation determined that the income tax provision should have been included in the financial statements and adopted the recommendation of the Board of Directors and determined that previously reported results should be restated.  The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate or review the tax provision.  The effects of the restatement adjustments on Sitestar Corporation’s originally reported financial position for the periods ended September 30, 2008, results of operations and cash flows for the three and nine months ended June 30, 2008 are summarized below.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008

ASSETS

CURRENT ASSETS	Previously Reported	Net Change		Restated
Total current assets	$973,159	$		$973,159

PROPERTY AND EQUIPMENT, net	237,743			237,743
CUSTOMER LIST, net of accumulated amortization of
$6,603,388 and $5,237,054	4,373,981			4,373,981
GOODWILL, net of impairment	1,288,559			1,288,559
DEFERRED TAX ASSET	-		299,150	299,150
OTHER ASSETS	605,214			605,214

TOTAL ASSETS	$7,478,656		$299,150	$7,777,806

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	Previously Reported	Net Change	Restated
Accrued income taxes	$-	$254,263	$254,263
Total current liabilities	1,852,666	254,263	2,106,929

TOTAL LIABILITIES	3,382,562	254,263	3,636,825

STOCKHOLDERS’ EQUITY
Accumulated deficit	(9,813,149)	44,887	(9,768,262)
Total stockholders' equity	4,096,094	44,887	4,140,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,478,656	$299,150	$7,777,806

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported	Net Change	Restated
REVENUE	$2,485,294	$-	$2,485,294

COST OF REVENUE	709,708	-	709,708

GROSS PROFIT	1,775,586	-	1,775,586

OPERATING EXPENSE	1,351,087	-	1,351,087

INCOME FROM OPERATIONS	424,499	-	424,499

OTHER INCOME (EXPENSE)	(32,439)	-	(32,439)

INCOME BEFORE INCOME TAXES	392,060	-	392,060

INCOME TAXES	-	(56,165)	(56,165)

NET INCOME	$392,060	$(56,165)	$448,225

BASIC AND DILUTED INCOME PER SHARE	$0.00	$-	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported	Net Change	Restated
REVENUE	$7,644,538	$-	$7,644,538

COST OF REVENUE	2,097,509	-	2,097,509

GROSS PROFIT	5,547,029	-	5,547,029

OPERATING EXPENSE	4,335,119	-	4,335,119

INCOME FROM OPERATIONS	1,211,910	-	1,211,910

OTHER INCOME (EXPENSE)	(118,971)	-	(118,971)

INCOME BEFORE INCOME TAXES	1,092,939	-	1,092,939

INCOME TAXES	-	44,888	44,888

NET INCOME	$1,092,939	$44,888	$1,137,827

BASIC AND DILUTED INCOME PER SHARE	$0.01	$-	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported	Net Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,092,939	$(44,888)	$1,137,827
(Increase) decrease in deferred tax asset	-	(299,150)	(299,150)
Increase (decrease) in accrued income taxes	-	254,262	254,262
Net cash provided by operating activities	2,764,802	-	2,764,802

Net cash used in investing activities	(1,046,241)	-	(1,046,241)

Net cash used in financing activities	(1,661,615)	-	(1,661,615)

NET INCREASE IN CAHS AND CASH EQUIVALENTS	56,946	-	56,946
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	232,249	-	232,249
CASH AND CASH EQUIVALENTS – END OF YEAR	$289,195	$-	$289,195

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

For the three months ended September 30, 2008 and September 30, 2007:
	2008	2007
Net income available to common shareholders	$448,225	$184,744

Weighted average number of common shares	91,326,463	88,063,305
Basic and diluted income per share	$0.00	$0.00

For the nine months ended September 30, 2008 and September 30, 2007:
	2008	2007
Net income available to common shareholders	$1,137,827	$582,832

Weighted average number of common shares	91,326,463	88,063,305
Basic and diluted income per share	$0.01	$0.01

NOTE 4 – COMMON STOCK

During the nine months ended September 30, 2008, the Company issued no shares of common stock.

NOTE 5 – SEGMENT INFORMATION

The Company has two business units that have been aggregated into two reportable segments: Corporate and Internet.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 6 – SEGMENT INFORMATION, continued

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2008 and 2007:

	September 30, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$2,485,294	$2,485,294
Operating Income (loss)	$(19,185)	$443,684	$424,499
Depreciation and amortization	$-	$737,703	$737,703
Interest expense	$-	$34,069	$34,069
Intangible assets	$-	$5,998,095	$5,998,095
Total assets	$-	$7,777,806	$7,777,806

	September 30, 2007
	Corporate	Internet	Consolidated
Revenue	$-	$1,481,886	$1,481,886
Operating Income (loss)	$(9,593)	$236,031	$226,438
Depreciation and amortization	$-	$351,742	$351,742
Interest expense	$-	$33,768	$33,768
Intangible assets	$-	$3,389,475	$3,389,475
Total assets	$-	$4,314,519	$4,314,519

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2008 and 2007:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 6 – SEGMENT INFORMATION, continued

	September 30, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$7,644,538	$7,644,538
Operating Income (loss)	$(88,893)	$1,300,803	$1,211,910
Depreciation and amortization	$-	$2,223,989	$2,223,989
Interest expense	$-	$144,587	$144,587
Intangible assets	$-	$5,998,095	$5,998,095
Total assets	$-	$7,777,806	$7,777,806

	September 30, 2007
	Corporate	Internet	Consolidated
Revenue	$-	$4,450,600	$4,450,600
Operating Income (loss)	$(53,320)	$763,921	$710,601
Depreciation and amortization	$-	$1,011,025	$1,011,025
Interest expense	$-	$118,950	$118,950
Intangible assets	$-	$3,389,475	$3,389,475
Total assets	$-	$4,314,519	$4,314,519

NOTE 7 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

In December 2007, the FASB issued FASB Statement No. 141, Business Combinations (“FAS 141”).  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, determines what information to disclose. This Statement applies prospectively to business combinations for which the acquisition date is on or after the

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 7 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company may not apply it before that date. The Company is currently evaluating the effect the adoption of FAS No. 141, but believes it will not have a material impact on its financial position or on the results of operations.

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
RESTATED

NOTE 7 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

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

NOTE 8 – ACQUISITIONS

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 8 – ACQUISITIONS, continued

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

NOTE 9 -- PROVISION FOR INCOME TAXES

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

The provision for federal and state income taxes for the nine months ended September 30, 2008 and 2007 included the following:

	2008	2007
Current provision:
Federal	$216,123	$-
State	38,139	-
Deferred provision:
Federal	(254,278)	316,569
State	(44,872)	55,865
Valuation allowance	-	(372,434)
Total income tax provision	$(44,888)	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at September 30, 2008 December 31, 2007 are as follows:

	2008	2007
Accounts receivable	$21,476	9,056
Amortization of Intangible assets	2,830,094	$2,177,997
Loss carry-forward	-	365,367
Less valuation allowance	2,552,420	2,552,420
Deferred tax asset	$299,150	$-

At September 30, 2008 and December 31, 2007, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards $285,561 were applied for the year ended December 31, 2007. Loss carry forwards are set to begin expiring in 2021 for both federal and state purposes.

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 10 – INTANGIBLE ASSETS

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

NOTE 11 – DEFERRED REVENUE

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

NOTE 12 - NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consist of the following:
	2008	2007
Bank note payable in monthly interest and principal payments of $1,784. Interest is payable prime plus 4.5%, (9.75% as of December 31, 2007). The note is guaranteed by a stockholder of the Company and secured by a deed of trust against personal residences of three stockholders. Also, the bank has a blanket lien against all other current and future assets of Sitestar.net.	$-	$58,242

Bank line of credit reissued on April 12, 2008 with a principal limit of $300,000. Interest is payable at an annual rate of prime plus .25% (7.50% as of December 31, 2007). The note is secured by a deed of trust on the Company’s building and is personally guaranteed by officers and directors of the Company.	-	300,000

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 12 - NOTES PAYABLE, continued

Non-interest bearing amount due on acquisition of AlaNet Internet Services payable in eleven monthly installments of $4,276 through April 2008.	-	20,807

Bank note payable in twelve monthly interest and principal payments of $30,650. Interest is payable at an annual rate of 9.25%. The note is guaranteed by officers and directors of the Company and secured by shares of Company stock owned by the officers and directors of the Company.	-	322,048

Bank note payable in twenty four monthly interest and principal payments of $21,167. Interest is payable at an annual rate of 8.5%. The note is guaranteed by officers and directors of the Company and secured by shares of Company stock owned by officers and directors of the Company.	-	438,264

Bank bridge note originally payable on February 1, 2008. Interest is payable at an annual rate of 8.5%. The note was refinanced on February 21, 2008 at an annual interest rate of 8.5% and is payable in twelve payments of $21,760 and is personally guaranteed by officers and directors of the Company and secured by real estate owned by officers and directors of the Company.	-	250,000

Non-interest bearing amount due on acquisition of USA Telephone payable in monthly installments of $25,000 starting January 2008.	1,290,615	1,574,341

Non-interest bearing amount due on acquisition of N2theNet payable in eleven monthly installments of $4,046 starting May 2008.	23,522	-

Non-interest bearing amount due on acquisition of Dial Assurance payable in six monthly installments of $21,650 starting June 2008	34,141	-

Non-interest bearing amount due on acquisition of AdaNet payable in five monthly installments of $3,836 starting July 2008	3,866	-

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 12 - NOTES PAYABLE, continued

Non-interest bearing amount due on acquisition of USA Telephone payable in 60 days from closing.	50,292	-

Non-interest bearing amount due on acquisition of Velocity West payable in twelve monthly installments of $21,667 starting September 2008.	47,058	-

Less current portion	(458,879)	(1,268,866)

Long-term portion	$990,615	$1,694,836

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2009	$458,879
Twelve months ending September 30, 2010	990,615
Twelve months ending September 30, 2011	-
Twelve months ending September 30, 2012	-
Twelve months ending September 30, 2013	-
Thereafter	-
Total	$1,449,494

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

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 13 - ALLEVIATION OF GOING CONCERN, continued

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

NOTE 14 –SUBSEQUENT EVENTS

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the nine months ended September 30, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$7,644,538	$7,644,538
Cost of revenue	-	2,097,509	2,097,509

Gross profit	-	5,547,029	5,547,029

Operating expenses	88,893	4,246,226	4,335,119
Income (loss) from operations	(88,893)	1,300,803	1,211,910
Other income (expense)	-	(118,971)	(118,971)
Income before income taxes	(88,893)	1,181,832	1,092,939
Income taxes	(44,888)	-	(44,888)
Net income (loss)	$(44,005)	$1,181,832	$1,137,827

	For the nine months ended September 30, 2007 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$4,450,600	$4,450,600
Cost of revenue	-	1,403,848	1,403,848

Gross profit	-	3,046,752	3,046,752

Operating expenses	53,320	2,282,831	2,336,151
Income (loss) from operations	(53,320)	763,921	710,601
Other income (expense)	-	(127,769)	(127,769)
Income before income taxes	(53,320	636,152	582,832
Income taxes	-	-	-
Net income (loss)	$(53,320)	$636,152	$582,832

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2008 and 2007.

	For the nine months ended September 30, 2008
	Corporate	Internet	Total
EBITDA	$(88,893)	$3,550,408	$3,461,515
Interest expense	-	(144,587)	(144,587)
Taxes	44,888	-	44,888
Depreciation	-	(31,039)	(31,039)
Amortization	-	(2,192,950)	(2,192,950)
Net income (loss)	$(44,005)	$1,181,832	$1,137,827

	For the nine months ended September 30, 2007
	Corporate	Internet	Total
EBITDA	$(53,320)	$1,766,127	$1,712,807
Interest expense	-	(118,950)	(118,950)
Taxes	-	-	-
Depreciation	-	(45,512)	(45,512)
Amortization	-	(965,513)	(965,513)
Net income (loss)	$(53,320)	$636,152	$582,832

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

INCOME TAXES

For the nine months ended September 30, 2009 corporate income tax expense $254,262 were accrued.

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

	2008	2007
EBITDA for the nine months ended September 30,	$3,461,515	$1,712,807
Interest expense	(144,587)	(118,950)
Taxes	44,888	-
Depreciation	(31,039)	(45,512)
Amortization	(2,192,950)	(965,513)
Net income for the nine months ended September 30,	$1,137,827	$582,832

The aging of accounts receivable as of September 30, 2008 and December 31, 2007 is as shown:

	2008		2007
Current	$363,882	53%	$171,446	57%
30 < 60	167,165	25%	72,337	24%
60 +	151,472	22%	56,080	19%
Total	$682,519	100%	$299,863	100%

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