Form 10-K/A
period 2008-12-31
SITESTAR CORP
filed 2009-10-09
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

SITESTAR CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-27763

Nevada	88-0397234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7109 Timberlake Rd., Suite 201, Lynchburg, VA	24502
(Address of Principal Executive Offices)	(Zip Code)

(434) 239-4272
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.
☐ Yes     ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

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

 SITESTAR CORPORATION

 EXPLANATORY NOTE

      This Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2008 initially filed with the Securities and Exchange Commission on May 18, 2009 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of December 31, 2008, and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity for each of the two years in the period ended December 31, 2008 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to corporate income taxes as filed for the year ended December 31, 2008.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-K/A do not reflect any events that have occurred after the 2008 Form 10-K was filed.

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

The Company believes that it competes favorably based on these factors, particularly due to:
o National brand name;
o Highly responsive customer support and service;
o High reliability; and
o Competitive pricing.

The Company currently competes, or expects to compete, with the following types of companies:

o	Local and regional ISPs and Computer Companies;
o	National Internet Service Providers, such as, AOL, MSN (Microsoft Network) and EarthLink;
o	Local, regional and national broadband cable providers, such as Comcast and Cox Communications;
o	Providers of Web hosting, co-location and other Internet-based business services;
o	Computer hardware and other technology companies that provide Internet connectivity with their own or other products, including IBM and Microsoft;
o	National telecommunication providers, such as Verizon, AT&T and Qwest;
o	Regional Bell Operating Companies (RBOCs), Competitive Local Exchange Carriers (CLECs) and other local telephone companies;
o	Providers of free or discount Internet service, including United Online’s NetZero and PeoplePC;
o	Terrestrial wireless and satellite providers, such as Clearwire, WildBlue and HughesNet; and
o	Non-profit or educational ISPs.

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

	For the year ended December 31, 2008
	Corporate	Internet	Total
Revenue	$-	$10,227,438	$10,227,438
Cost of revenue	-	3,061,563	3,061,563
Gross profit	-	7,165,875	7,165,875
Operating expenses	106,268	5,701,695	5,807,963
Income (loss) from operations	(106,268)	1,464,180	1,357,912
Other income (expense)	-	(128,090)	(128,090)
Income before income taxes	(106,268)	1,336,090	1,229,822
Income taxes	(82,015)	-	(82,015)
Net income (loss)	$(24,253)	$1,336,090	$1,311,837

	For the year ended December 31, 2007
	Corporate	Internet		Total
Revenue	$-	$6,567,264		$6,567,264
Cost of revenue	-	2,244,184		2,244,184
Gross profit	-	4,323,080		4,323,080
Operating expenses	61,812	3,305,098		3,366,910
Income (loss) from operations	(61,812)	1,017,982		956,170
Other income (expense)	-	(166,198	) )	(166,198)
Income before income taxes	(61,812)	851,784		789,972
Income taxes	-	-		-
Net income (loss)	$(61,812)	$851,784		$789,972

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2008 and 2007.

	For the year ended December 31, 2008
	Corporate	Internet	Total
EBITDA	$267,994	$4,070,172	$4,338,166
Interest expense	-	(165,154)	(165,154)
Taxes	82,015	-	82,015
Depreciation	-	(43,570)	(43,570)
Amortization	-	(2,899,620)	(2,899,620)
Net income (loss)	$350,009	$961,828	$1,311,837

	For the year ended December 31, 2007
	Corporate	Internet	Total
EBITDA	$(61,812)	$2,690,974	$2,629,162
Interest expense	-	(158,734)	(158,734)
Taxes	-	-	-
Depreciation	-	(58,534)	(58,534)
Amortization	-	(1,621,922)	(1,621,922)
Net income (loss)	$(61,812)	$851,784	$789,972

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

INCOME TAXES.  For the years ended December 31, 2008 and 2007 corporate income tax expense $84,754 and $0 were accrued.

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

	2008	2007
EBITDA for the year ended December 31,	$4,338,166	$2,629,162
Interest expense	(165,154)	(158,734)
Taxes	82,015	-
Depreciation	(43,570)	(58,534)
Amortization	(2,899,620)	(1,621,922)
Net income for the year ended December 31,	$1,311,837	$789,972

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

ITEM 7A.  QUANTATITIVE AND QUALITATIVE DIACLOSURES ABOUT MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS

INDEX
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	22

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2008 and 2007	23-24

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007	25

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008 and 2007	26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	27-28

Notes to Consolidated Financial Statements	29-50

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

As discussed in Note 1 to the financial statements, the accompanying financial statements have been restated.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

May 13, 2009 (September 15, 2009 as the effects of the restatement discussed in Note 1)

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

ASSETS

CURRENT ASSETS	2008	2007
	Restated
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

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2008	2007
	Restated
Accounts payable	$80,892	$78,713
Accrued income taxes	339,016	-
Accrued expenses	94,882	138,021
Deferred revenue	1,157,597	1,361,606
Notes payable, current portion	569,372	1,268,866
Note payable - stockholders, current portion	-	-
Total current liabilities	2,241,759	2,847,206

NOTES PAYABLE, less current portion	915,615	1,694,836
NOTES PAYABLE - STOCKHOLDERS, less current portion	539,281	686,687

TOTAL LIABILITIES	3,696,655	5,228,729

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury Stock, at cost, 8,237,805 and 8,218,305 common shares	(64,220)	(63,030)
Accumulated deficit	(9,594,251)	(10,906,088)
Total stockholders' equity	4,313,802	3,003,155

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,010,457	$8,231,884

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	Restated
REVENUE	$10,227,438	$6,567,264

COST OF REVENUE	3,061,563	2,244,184

GROSS PROFIT	7,165,875	4,323,080

OPERATING EXPENSES
Selling, general and administrative expenses	5,794,321	3,236,860
Customer list impairment	13,642	130,050
TOTAL OPERATING EXPENSES	5,807,963	3,366,910

INCOME FROM OPERATIONS	1,357,912	956,170

OTHER INCOME (EXPENSES)
Gain on disposal of assets	37,064	(7,464)
Interest expense	(165,154)	(158,734)
TOTAL OTHER INCOME (EXPENSES)	(128,090)	(166,198)

INCOME BEFORE INCOME TAXES	1,229,822	789,972

INCOME TAXES	(82,015)	-

NET INCOME	$1,311,837	$789,972

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	87,819,037

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
					Restated	Restated

Balance at December 31, 2006	88,063,305	88,063	13,651,157	(329,977)	(11,696,060)	1,713,183
Repurchase of acquisition shares	(2,000,000)	(2,000)	(198,000)	200,000		-
Issuance of shares	5,263,158	5,263	427,790	66,947		500,000
Net income					789,972	789,972
Balance at December 31, 2007	91,326,463	$91,326	$13,880,947	$(63,030)	$(10,906,088)	$3,003,155
Repurchase of shares				(1,190)		(1,190)
Net income					1,311,837	1,311,837
Balance at December 31, 2008	91,326,463	91,326	13,880,947	(64,220)	(9,594,251)	4,313,802

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,311,837	$789,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,943,190	1,680,456
Bad debt expense	26,765	6,947
(Increase) decrease in accounts receivable	(465,725)	(136,184)
(Increase) decrease in prepaid expenses	15,302	7,147
(Increase) decrease in deferred income taxes	(421,031)	-
Increase (decrease) in accounts payable	2,179	(27,101)
Increase (decrease) in accrued expenses	711,637	(288,194)
Increase (decrease) in deferred revenue	(204,009)	772,840
Increase (decrease) in accrued income taxes	(415,761)	-
Net cash provided by operating activities	3,504,384	2,805,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,000)	(21,033)
Purchase of customer list	(1,450,065)	(5,280,242)
(Purchase) sale of assets held for resale	296	48,833
Purchase of non-competition agreements	(100,000)	(390,000)
Net cash used in investing activities	(1,581,769)	(5,642,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	-	23,386
Net proceeds from notes payable	570,803	3,411,002
Issuance of common stock	-	500,000
Purchase of treasury stock	(1,190)	-
Repayment of notes payable	(2,049,518)	(796,527)
Repayment of notes payable – stockholders	(147,406)	(198,506)
Net cash provided by (used) in financing activities	(1,627,311)	2,939,355

NET INCREASE IN CASH AND CASH EQUIVALENTS	295,304	102,796
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	232,249	129,453
CASH AND CASH EQUIVALENTS - END OF YEAR	$527,553	$232,249

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2008 and 2007, the Company accrued $339,016 of income taxes and paid interest expense of $165,000 and $159,000.

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 - RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of the 2008 financial statements, Sitestar Corporation determined that the income tax provision should have been included in the financial statements and adopted the recommendation of the Board of Directors and determined that previously reported results should be restated.  The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate or review the tax provision.  The effects of the restatement adjustments on Sitestar Corporation’s originally reported financial position, results of operations, and cash flows for the years ended December 31, 2008 are summarized below.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008

ASSETS

	Previously	Net
	Reported	Change	Restated
	2008	2008	2008
Total current assets	$1,267,604	$-	$1,267,604

PROPERTY AND EQUIPMENT, net	225,212	-	225,212

CUSTOMER LIST, net of accumulated amortization of $8,146,728 and $7,973,341	4,224,414	-	4,224,414
GOODWILL, net of impairment	1,288,559	-	1,288,559
DEFERRED INCOME TAXES	421,031	-	421,031
OTHER ASSETS	583,637	-	583,637

TOTAL ASSETS	$8,010,457	$-	$8,010,457

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	Previously Reported	Net Change	Restated
Accrued income taxes	$754,777	$(415,761)	$339,016
Total current liabilities	2,657,520	(415,761)	2,241,759

TOTAL LIABILITIES	4,112,416	(415,761)	3,696,655

STOCKHOLDERS’ EQUITY
Accumulated deficit	(10,010,012)	415,761	(9,594,251)
Total stockholders' equity	3,898,041	415,761	4,313,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,010,457	$-	$8,010,457

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 - RESTATED

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008

	Previously Reported	Net Change	Restated
REVENUE	$10,227,438	$-	$10,227,438

COST OF REVENUE	3,061,563	-	3,061,563

GROSS PROFIT	7,165,875	-	7,165,875

OPERATING EXPENSE	5,807,963	-	5,807,963

INCOME FROM OPERATIONS	1,357,912	-	1,357,912

OTHER INCOME (EXPENSE)	(128,090)	-	(128,090)

INCOME BEFORE INCOME TAXES	1,229,822	-	1,229,822

INCOME TAXES	333,746	(415,761)	(82,015)

NET INCOME	$896,076	$415,761	$1,311,837

BASIC AND DILUTED INCOME PER SHARE	$0.01	$-	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

	Previously Reported	Net Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$896,076	$415,761	$1,311,837
Increase (decrease) in accrued income taxes	-	(415,761)	(415,761)
Net cash provided by operating activities	3,504,384	(415,761)	3,504,384

Net cash used in investing activities	(1,581,769)	-	(1,581,769)

Net cash used in financing activities	(1,627,311)	-	(1,627,311)

NET INCREASE IN CAHS AND CASH EQUIVALENTS	295,304	-	295,304
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	232,249		232,249
CASH AND CASH EQUIVALENTS – END OF YEAR	$527,553	$-	$527,553

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 - RESTATED

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 - RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

	2008	2007
Net income available to common shareholders	$1,311,837	$789,972
Weighted average number of common shares	91,326,463	87,819,037
Basic and diluted income per share	$.01	$.01

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

NOTE 3 – ACQUISITIONS

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

NOTE 4 - SALE OF ASSETS

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

NOTE 5 - PROPERTY AND EQUIPMENT

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

 SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

NOTE 6 - NOTES PAYABLE

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 - RESTATED

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

 SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2008 and 2007 included the following:

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

	2008	2007
Current provision:
Federal	$288,164	$
State	50,852		-
Deferred provision:
Federal	(357,876)		422,093
State	(63,155)		74,487
Valuation allowance	-		(496,580)
Total income tax provision	$(82,015)		$-

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

At December 31, 2008, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards was entirely applied as of the year ended December 31, 2008. Loss carryforwards are set to begin expiring in 2021 for both federal and state purposes.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 – RESTATED

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

NOTE 13 - SUBSEQUENT EVENTS

On December 24, 2007 the Company issued 5,263,158 shares of its common stock in connection with a Stock Purchase Agreement as reflected in the Form 8-K filed with the SEC dated December 24, 2007.  The Company reacquired the 5,263,158 shares on February 3, 2009 and placed them in treasury.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PROCEDURES

We identified a material weakness in our internal control over financial reporting with respect to accounting for the income tax provision, namely, that we did not have adequately designed procedures to calculate or review the tax provision. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

As of May 14, 2009, we began evaluating the tax provision and remediated the related internal control weakness. We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2008, including the remedial actions discussed above.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective.  Except for the aforementioned income tax controls and procedures, there were no significant changes to our internal controls during the last fiscal quarter ended December 31, 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Frank R, Erhartic, Jr., Principal Executive Officer (PEO)	2008	97,885							97,885
	2007	72,500							72,500
Daniel Judd, Principal Financial Officer (PFO)	2008	45,200							45,200
	2007	45,200							45,200
Julie E. Erhartic, (Officer)	2008	13,000							13,000
	2007	13,000							13,000

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

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All other Option Awards: Number of Securities Under-	Exercise of Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum (#)	Of Stock or Units (#)	Lying Options (#)	Awards ($/Sh)
PEO	N/A
PFO	N/A
Officer	N/A

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2008 and 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights that have not vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units of other rights that have not vested ($)
PEO	N/A
PFO	N/A
Officer	N/A

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2008 and 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00

Daniel Judd, Director							$0.00

Julie E. Erhartic, Director							$0.00

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

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	October 8, 2009
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	October 8, 2009
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	October 8, 2009
Julie Erhartic