Form 10-Q/A
period 2009-03-31
SITESTAR CORP
filed 2009-10-09
CIK 1096934

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

SITESTAR CORPORATION

 EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 initially filed with the Securities and Exchange Commission on May 20, 2009 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of March 31, 2009, and December 31, 2008 and the related Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2009 and 2008 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to corporate income taxes as filed for the year ended December 31, 2008.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Selected Financial Data, are restated. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2008 Form 10-Q was filed.

 SITESTAR CORPORATION

Index
Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4-5

Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	7-8

Notes to unaudited Condensed Consolidated Financial Statements	9-26

Item 2. Management's Discussion and Analysis	27-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34-37

Part II. OTHER INFORMATION	38

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

SIGNATURES	39

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS
	2009	2008
	(Unaudited)	(Audited)
	Restated	Restated
CURRENT ASSETS
Cash and cash equivalents	$456,289	$527,553
Accounts receivable, net of allowance of $51,411 and $26,764	868,533	738,824
Prepaid expenses	1,201	1,227
Total current assets	1,326,023	1,267,604

PROPERTY AND EQUIPMENT, net	219,619	225,212

CUSTOMER LIST, net of accumulated amortization of $8,146,728 and $7,973,341	3,679,523	4,224,414
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED INCOME TAXES	689,393	421,031
OTHER ASSETS	542,606	583,637

TOTAL ASSETS	$7,745,723	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
MARCH 31, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
	(Unaudited)	(Audited)
	Restated	Restated
CURRENT LIABILITIES

Accounts payable	$14,595	$80,892
Accrued income taxes	488,473	339,016
Accrued expenses	99,826	94,882
Deferred revenue	1,271,448	1,157,597
Notes payable	485,084	569,372

Total current liabilities	2,359,426	2,241,759

NOTES PAYABLE, less current portion	825,615	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	539,281	539,281

TOTAL LIABILITIES	3,724,322	3,696,655

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on March 31, 2009 December 31, 2008 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 13,500,963 and 8,237,805 common shares on March 31, 2009 and December 31, 2008	(657,509)	(64,220)
Accumulated deficit	(9,293,363)	(9,594,251)

Total stockholders’ equity	4,021,401	4,313,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,745,723	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated
REVENUE	$2,541,419	$2,544,545

COST OF REVENUE	826,037	825,218

GROSS PROFIT	1,715,382	1,719,327

OPERATING EXPENSES:
Selling general and administrative expenses	1,512,106	1,365,092

INCOME FROM OPERATIONS	203,276	354,235

OTHER INCOME (EXPENSES)	(21,293)	(50,235)

INCOME BEFORE INCOME TAXES	181,983	304,000

INCOME TAXES (EXPENSE) BENEFIT	118,906	(84,754)

NET INCOME	$300,888	$219,246

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	91,326,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
	2009	2008
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$300,888	$219,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	662,882	722,410
Bad debt expense	7,846	31,907
(Increase) decrease in:
Accounts receivable	(137,555)	(354,088)
Prepaid expenses	26	(4,938)
Deferred tax asset	(268,362)	-
Increase (decrease) in:
Accounts payable	(66,297)	15,564
Accrued expenses	4,945	25,922
Deferred revenue	113,852	14,341
Accrued income taxes	149,456	84,754

Net cash provided by operating activities	767,681	755,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	31	292
Purchase of property and equipment	(3,000)	-
Purchase of non-compete	(1,000)	(5,000)
Purchase of customer list	(67,398)	(52,333)

Net cash (used in) investing activities	(71,367)	(57,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	27,683
Repayment of notes payable – stockholders	-	(87,010)
Purchase treasury stock	(593,290)
Repayment of notes payable	(174,288)	(635,068)

Net cash (used in) financing activities	(767,578)	(694,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,264)	3,682

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	527,553	232,249

CASH AND CASH EQUIVALENTS -END OF PERIOD	$456,289	$235,931
See the accompanying notes to the unaudited condensed consolidated financial statements

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2009 and 2008, the Company accrued income taxes (benefit) expense of $(118,906) and $84,754 and paid interest expense of approximately $22,000 and $72,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2009, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS
      Subsequent to the issuance of the 2008 financial statements, Sitestar Corporation determined that the income tax provision should have been included in the financial statements and adopted the recommendation of the Board of Directors and determined that previously reported results should be restated.  The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate or review the tax provision.  The effects of the restatement adjustments on Sitestar Corporation’s originally reported financial position for the periods ended March 31, 2009 and December 31, 2008, results of operations and cash flows for the three months ended March 31, 2009 and 2008 are summarized below.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
Total current assets	$1,326,023	$-	$1,326,023	$1,267,604	$-	$1,267,604

PROPERTY AND EQUIPMENT, net	219,619	-	219,619	225,212	-	225,212

CUSTOMER LIST, net of accumulated amortization of $8,146,728 and $7,973,341	3,679,523	-	3,679,523	4,224,414	-	4,224,414
GOODWILL, net of impairment	1,288,559	-	1,288,559	1,288,559	-	1,288,559
DEFERRED INCOME TAXES	615,321	74,072	689,393	421,031	-	421,031
OTHER ASSETS	542,606	-	542,606	583,637	-	583,637

TOTAL ASSETS	$7,671,651	$74,072	7,745,723	$8,010,457	$-	$8,010,457

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
CURRENT LIABILITIES

Accrued income taxes	$922,657	$(434,184)	$488,473	$754,777	$(415,761)	$339,016
Total current liabilities	2,793,610	(434,184)	2,359,426	2,657,520	(415,761)	2,241,759

TOTAL LIABILITIES	4,158,506	(434,184)	3,724,322	4,112,416	(415,761)	3,696,655

STOCKHOLDERS’ EQUITY
Accumulated deficit	(9,801,619)	508,256	(9,293,363)	(10,010,012)	415,761	(9,594,251)
Total stockholders' equity	3,513,145	508,256	4,021,401	3,898,041	415,761	4,313,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,671,651	$-	$7,745,723	8.010,457	$-	$8,010,457

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
REVENUE	$2,541,419	$-	$2,541,419	$2,544,545	$-	$2,544,545

COST OF REVIENUE	826,037	-	826,037	825,218	-	825,218

GROSS PROFIT	1,715,382	-	1,715,382	1,719,327	-	1,719,327

OPERATING EXPENSES	1,512,106	-	1,512,106	1,365,092	-	1,365,092

INCOME FROM OPERATIONS	203,276	-	203,276	354,235	-	354,235

OTHER INCOME (EXPENSE)	(21,293)	-	(21,293)	(50,235)	-	(50,235)

INCOME BEFORE INCOME TAXES	181,983	-	181,983	304,000	-	304,000

INCOME TAX (EXPENSE) BENEFIT	26,410	92,496	118,906	(121,600)	36,846	(84,754)

NET INCOME	$208,393	92,496	300,888	182,400	36,846	219,246

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	-	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463	91,326,463	-	91,326,463

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,393	$92,495	$300,888	182,400	$36,846	$219,246
(Increase) in deferred tax asset	167,879	(436,241)	(268,362)	316,443	(316,443)	-
Increase in accrued income taxes	(194,290)	343,746	149,456	(194,843)
Net cash provided by operating activities	767,681	-	767,681	755,118	279,597	84,754

Net cash (used in) investing activities	(71,367)	-	(71,367)	(57,041)	-	(57,041)

Net cash (used in) financing activities	(767,578)	-	(767,578)	(694,395)	-	(694,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,264)	-	(71,264)	3,682	-	3,682

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	527,553	-	527,553	232,249	-	232,249

CASH AND CASH EQUIVALENTS – END OF PERIOD	$456,289	$-	$456,289	$235,931	$-	$235,931

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

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

For the three months ended March 31, 2009 and March 31, 2008:
	2009	2008
	Restated	Restated
Net income available to common shareholders	$300,888	$219,246

Weighted average number of common shares	91,326,463	91,326,463
Basic and diluted income per share	$0.00	$0.00

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 4 – COMMON STOCK

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2009 and 2008:

March 31, 2009

	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,541,419	$2,541,419
Operating Income (loss)	$(27,115)	$230,391	$203,276
Depreciation and amortization	$-	$662,882	$662,882
Interest expense	$-	$21,884	$21,884
Intangible assets	$-	$5,267,248	$5,267,248
Total assets	$-	$7,745,723	$7,745,723

March 31, 2008

	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,544,545	$2,544,545
Operating Income (loss)	$(43,469)	$397,704	$354,235
Depreciation and amortization	$-	$722,410	$722,410
Interest expense	$-	$71,686	$71,686
Intangible assets	$-	$5,876,029	$5,876,029
Total assets	$-	$7,897,316	$7,897,316

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

2008
Net sales	$2,816,990
Gross profit	$1,907,263
Selling, general and administrative expenses	$1,426,907
Net income	$249,190
Basic income per share	$0.00

NOTE 8 — PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended March 31, 2009 and 2008 included the following:

	2009	2008
Current provision:
Federal	$127,038	$72,041
State	22,418	12,713
Deferred provision:
Federal	(228,108)	-
State	(40,254)	-
Total income tax provision	$(118,906)	$84,754

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 8 — PROVISION FOR INCOME TAXES, continued

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
	Restated
Accounts receivable	$22,901	$19,762
Amortization of Intangible assets	3,218,912	2,953,689
Loss carry-forward	-	-
Less valuation allowance	2,552,420	2,552,420
Deferred tax asset	$689,393	$421,031

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
RESTATED

NOTE 10 – DEFERRED REVENUE, continued

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

NOTE 12 - NOTES PAYABLE - STOCKHOLDERS

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

	For the three months ended March 31, 2009
	(unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,541,419	$2,541,419
Cost of revenue	-	826,037	826,037

Gross profit	-	1,715,382	1,715,382

Operating expenses	27,115	1,484,991	1,512,106
Income (loss) from operations	(27,115)	230,391	203,276
Other income (expense)	-	(21,294)	(21,294)

Income (loss) before income taxes	(27,115)	209,097	181,982
Income taxes	(118,906)	-	(118,906)

Net income (loss)	$91,791	$209,097	$300,888

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the three months ended March 31, 2008
	(unaudited)
	Corporate	Internet	Total
	Restated	Restated	Restated
Revenue	$-	$2,544,545	$2,544,545
Cost of revenue	-	825,218	825,218

Gross profit	-	1,719,327	1,719,327

Operating expenses	43,469	1,321,623	1,365,092
Income (loss) from operations	(43,469)	397,704	354,235
Other income (expense)	-	(50,235)	(50,235)

Income (loss) before income taxes	(43,469)	347,469	304,000
Income taxes	84,754	-	84,754

Net income (loss)	$(128,223)	$347,469	$219,246

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31, 2009
	Corporate	Internet	Total
	Restated	Restated	Restated
EBITDA	$(27,115)	$893,863	$866,748
Interest expense	-	(21,884)	(21,884)
Taxes	118,906	-	118,906
Depreciation	-	(8,592)	(8,592)
Amortization	-	(654,290)	(654,290)
Net income (loss)	$91,791	$209,097	$300,888

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the three months ended March 31, 2008
	Corporate	Internet	Total
	Restated	Restated	Restated
EBITDA	$(43,469)	$1,141564	$1,098,095
Interest expense	-	(71,686)	(71,686)
Taxes	(84,754)	-	(84,754)
Depreciation	-	(9,292)	(9,292)
Amortization	-	(713,117)	(713,117)
Net income (loss)	$(128,223)	$347,469	$219,246

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2009 increased $147,014 or 10.8% from $1,365,092 for the three months ended March 31, 2008 to $1,512,106 for the same period in 2009.  Bad debt expense increased $227,818 or 73.3% from $310,993 for the three months ended March 31, 2008 to $538,811 for the same period in 2009 resulting from recent acquisitions. Corporate expenses for the three months ended March 31, 2009 and March 31, 2008 consisted primarily of professional fees of $25,781 and 41,700.

INCOME TAXES

For the three months ended March 31, 2009 and March 31, 2008 corporate income tax (expense) benefit of $118,906 and $(84,754) were accrued.

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

	2009	2008
	Restated	Restated
EBITDA for the three months ended March 31,	$866,749	$1,098,095
Interest expense	(21,884)	(71,686)
Taxes	118,906	(84,754)
Depreciation	(8,592)	(9,292)
Amortization	(654,290)	(713,117)
Net income for the three months ended March 31,	$300,888	$219,246

The aging of accounts receivable as of March 31, 2009 and December 31, 2008 is as shown:

	2009		2008
Current	$527,838	61%	$433,518	59%
30 < 60	179,128	21%	159,585	22%
60 +	161,567	18%	145,721	19%
Total	$868,533	100%	$738,824	100%

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