Form 10-Q/A
period 2009-06-30
SITESTAR CORP
filed 2009-10-09
CIK 1096934

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

SITESTAR CORPORATION

 EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 initially filed with the Securities and Exchange Commission on August 14, 2009 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of June 30, 2009, and December 31, 2008 and the related Consolidated Statements of Income and Cash Flows for the three and six months ended March 31, 2009 and 2008 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to corporate income taxes as filed for the year ended December 31, 2008.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Selected Financial Data, are restated. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2008 Form 10-Q was filed.

SITESTAR CORPORATION

Index
Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	4-5

Condensed Consolidated Statements of Income for the three months ended June 30, 2009 and 2008 (unaudited)	6

Condensed Consolidated Statements of Income for the six months ended June 30, 2009 and 2008 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	8-9

Notes to unaudited Condensed Consolidated Financial Statements	10-30

Item 2. Management's Discussion and Analysis	31-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38-41

Part II. OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	42-43

SIGNATURES	43

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

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
JUNE 30, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
	(Unaudited)	(Audited)
	Restated	Restated
CURRENT LIABILITIES

Accounts payable	$149,747	$80,892
Accrued income taxes	637,929	339,016
Accrued expenses	87,500	94,882
Deferred revenue	1,173,076	1,157,597
Notes payable	417,114	569,372

Total current liabilities	2,465,366	2,241,759

NOTES PAYABLE, less current portion	750,615	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	484,296	539,281

TOTAL LIABILITIES	3,700,277	3,696,655

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 and 91,326,463 shares issued and outstanding on June 30, 2009 December 31, 2008 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 13,507,963 and 8,237,805 common shares on June 30, 2009 and December 31, 2008	(657,876)	(64,220)
Accumulated deficit	(9,269,216)	(9,594,251)

Total stockholders’ equity	4,045,181	4,313,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,745,458	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated

REVENUE	$2,291,192	$2,614,699

COST OF REVENUE	846,685	562,583

GROSS PROFIT	1,444,507	2,052,116

OPERATING EXPENSES:
Selling general and administrative expenses	1,363,384	1,618,940

INCOME FROM OPERATIONS	81,123	433,176

OTHER INCOME (EXPENSES)	(29,288)	(36,297)

INCOME BEFORE INCOME TAXES	51,835	396,879

INCOME TAXES (EXPENSE) BENEFIT	(27,688)	73,477

NET INCOME	$24,147	$470,356

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	91,326,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated

REVENUE	$4,832,611	$5,159,244

COST OF REVENUE	1,672,721	1,387,801

GROSS PROFIT	3,159,890	3,771,443

OPERATING EXPENSES:
Selling general and administrative expenses	2,875,491	2,984,032

INCOME FROM OPERATIONS	284,399	787,411

OTHER INCOME (EXPENSES)	(50,581)	(86,532)

INCOME BEFORE INCOME TAXES	233,818	700,879

INCOME TAXES (EXPENSE) BENEFIT	91,218	(11,277)

NET INCOME	$325,036	$689,602

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,326,463	91,326,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
	2009	2008
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$325,036	$689,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,287,293	1,486,286
Bad debt expense	4,119	38,914
(Increase) decrease in:
Accounts receivable	(203,799)	(419,398)
Prepaid expenses	(71)	(27,376)
Deferred tax asset	(390,130)	(158,231)
Increase (decrease) in:
Accounts payable	68,856	(43,686)
Accrued expenses	(7,382)	(17,474)
Deferred revenue	15,481	4,207
Accrued income taxes	298,912	169,508

Net cash provided by operating activities	1,398,315	1,722,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(403)	500
Purchase of property and equipment	(3,000)	(12,000)
Purchase of non-compete	(1,000)	(70,000)
Purchase of customer list	(67,398)	(648,875)

Net cash (used in) investing activities	(71,801)	(730,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	350,855
Repayment of notes payable – stockholders	(54,984)	(87,010)
Purchase treasury stock	(593,657)
Repayment of notes payable	(317,259)	(1,140,680)

Net cash (used in) financing activities	(965,900)	(876,835)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	360,614	115,142

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	527,553	232,249

CASH AND CASH EQUIVALENTS -END OF PERIOD	$888,167	$347,391
See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2009 and 2008, the Company accrued income taxes (benefit) expense of $(91,218) and $11,277 and paid interest expense of approximately $48,000 and $111,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2009, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS

      Subsequent to the issuance of the 2008 financial statements, Sitestar Corporation determined that the income tax provision should have been included in the financial statements and adopted the recommendation of the Board of Directors and determined that previously reported results should be restated.  The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to calculate or review the tax provision.  The effects of the restatement adjustments on Sitestar Corporation’s originally reported financial position for the periods ended June 30, 2009 and December 31, 2008, results of operations and cash flows for the three and six months ended June 30, 2009 and 2008 are summarized below.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
Total current assets	$1,827,966	$-	$1,827,966	$1,267,604	$-	$1,267,604

PROPERTY AND EQUIPMENT, net	210,984	-	210,984	225,212	-	225,212

CUSTOMER LIST, net of accumulated amortization of $8,146,728 and $7,973,341	3,105,498	-	3,105,498	4,224,414	-	4,224,414
GOODWILL, net of impairment	1,288,559	-	1,288,559	1,288,559	-	1,288,559
DEFERRED INCOME TAXES	811,161	-	811,161	421,031	-	421,031
OTHER ASSETS	501,290	-	501,290	583,637	-	583,637

TOTAL ASSETS	$7,745,458	-	$7,745,458	$8,010,457	$-	$8,010,457

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
CURRENT LIABILITIES
Accrued income taxes	$555,505	$82,424	$637,929	$754,777	$(415,761)	$339,016
Total current liabilities	2,382,942	82,424	2,465,366	2,657,520	(415,761)	2,241,759

TOTAL LIABILITIES	3,617,853	82,424	3,700,277	4,112,416	(415,761)	3,696,655

STOCKHOLDERS’ EQUITY
Accumulated deficit	(9,186,792)	(82,424)	(9,269,216)	(10,010,012)	415,761	(9,594,251)
Total stockholders' equity	4,127,605	(82,424)	4,045,181	3,898,041	415,761	4,313,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,745,458	$-	$7,745,458	$8.010,457	$-	$8,010,457

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
REVENUE	$2,291,192	$-	$2,291,192	$2,614,699	$-	$2,614,699

COST OF REVIENUE	846,685	-	846,685	562,583	-	562,583

GROSS PROFIT	1,444,507	-	1,444,507	2,052,116	-	2,052,116

OPERATING EXPENSES	1,363,384	-	1,363,384	1,618,940	-	1,618,940

INCOME FROM OPERATIONS	81,123	-	81,123	433,176	-	433,176

OTHER INCOME (EXPENSE)	(29,288)	-	(29,288)	(36,297)	-	(36,297)

INCOME BEFORE INCOME TAXES	51,835	-	51,835	396,879	-	396,879

INCOME TAX (EXPENSE) BENEFIT	562,992	(590,680)	(27,688)	-	73,477	73,477

NET INCOME	$614,827	(590,680)	24,147	396,879	73,477	470,356

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	-	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463	91,326,463	-	91,326,463

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
REVENUE	$4,832,611	$-	$4,832,611	$5,159,244	$-	$5,159,244

COST OF REVIENUE	1,672,721	-	1,672,721	1,387,801	-	1,387,801

GROSS PROFIT	3,159,890	-	3,159,890	3,771,443	-	3,771,443

OPERATING EXPENSES	2,875,491	-	2,875,491	2,984,032	-	2,984,032

INCOME FROM OPERATIONS	284,399	-	284,399	787,411	-	787,411

OTHER INCOME (EXPENSE)	(50,581)	-	(50,581)	(86,532)	-	(86,532)

INCOME BEFORE INCOME TAXES	233,818	-	233,818	700,879	-	700,879

INCOME TAX (EXPENSE) BENEFIT	589,402	(498,184)	91,218	-	(11,277)	(11,277)

NET INCOME	$823,220	(498,184)	325,036	700,879	(11,277)	689,602

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	(0.01)	0.00	0.01	-	0.01

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	91,326,463	-	91,326,463	91,326,463	-	91,326,463

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 1 – RESTATEMENT OF FINANCIAL STATEMENTS, continued

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	2009	2009	2009	2008	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$823,220	$(498,184)	$325,036	700,879	$(11,277)	$689,602
(Increase) in deferred tax asset	(199,272)	(190,858)	(390,130)	-	(158,231)	(158,231)
Increase in accrued income taxes	(390,130)	689,042	298,912	-	169,508	169,508
Net cash provided by operating activities	1,398,315	-	1,398,315	1,722,352	-	1,722,352

Net cash (used in) investing activities	(71,801)	-	(71,801)	(730,375)	-	(730,375)

Net cash (used in) financing activities	(965,900)	-	(965,900)	(876,835)	-	(876,835)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	360,614	-	360,614	115,142	-	115,142

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	527,553	-	527,553	232,249	-	232,249

CASH AND CASH EQUIVALENTS – END OF PERIOD	$888,167	$-	$888,167	$347,391	$-	$347,391

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

For the six months ended June 30, 2009 and June 30, 2008:
	2009	2008

Net income available to common shareholders	$325,036	$689,602

Weighted average number of common shares	91,326,463	91,326,463
Basic and diluted income per share	$0.00	$0.01

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2009 and 2008:

	June 30, 2009
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,291,192	$2,291,192
Operating Income (loss)	$(52,500)	$133,623	$81,123
Depreciation and amortization	$-	$624,409	$624,409
Interest expense	$-	$26,567	$26,567
Intangible assets	$-	$4,624,501	$4,624,501
Total assets	$-	$7,745,458	$7,745,458

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 5 – SEGMENT INFORMATION, continued

	June 30, 2008
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,614,699	$2,614,699
Operating Income (loss)	$(26,239)	$459,415	$433,176
Depreciation and amortization	$-	$763,876	$763,876
Interest expense	$-	$38,832	$38,832
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$8,157,205	$8,157,205

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2009 and 2008:

	June 30, 2009
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$4,832,611	$4,832,611
Operating Income (loss)	$(79,615)	$364,014	$284,399
Depreciation and amortization	$-	$1,287,293	$1,287,293
Interest expense	$-	$48,451	$48,451
Intangible assets	$-	$4,624,501	$4,624,501
Total assets	$-	$7,745,458	$7,745,458

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

NOTE 5 – SEGMENT INFORMATION, continued

	June 30, 2008
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$5,159,244	$5,159,244
Operating Income (loss)	$(69,708)	$857,119	$787,411
Depreciation and amortization	$-	$1,486,286	$1,486,286
Interest expense	$-	$110,518	$110,518
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$8,157,205	$8,157,205

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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
2009
Net sales	$5,222,828
Gross profit	$3,826,474
Selling, general and administrative expenses	$3,000,953
Net income	$738,989
Basic income per share	$0.01

NOTE 8 — PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the six months ended June 30, 2009 and 2008 included the following:

	2009	2008
Current provision:
Federal	$254,075	$144,082
State	44,837	25,426
Deferred provision:
Federal	(331,611)	(134,496)
State	(58,519)	(23,735)
Total income tax provision	$(91,218)	$11,277

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Accounts receivable	$21,416	$19,762
Amortization of Intangible assets	3,342,165	2,953,689
Less valuation allowance	2,552,420	2,552,420

Deferred tax asset	$811,161	$421,031

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

	For the six months ended June 30, 2009 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$4,832,611	$4,832,611
Cost of revenue	-	1,672,721	1,672,721

Gross profit	-	3,159,890	3,159,890

Operating expenses	79,615	2,795,876	2,875,491
Income (loss) from operations	(79,615)	364,014	284,399
Other income (expense)	-	(50,581)	(50,581)

Income (loss) before income taxes	(79,615)	313,433	233,818
Income taxes	(91,218)	-	(91,218)

Net income (loss)	$11,603	$313,433	$325,036

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$5,159,244	$5,159,244
Cost of revenue	-	1,387,801	1,387,801

Gross profit	-	3,771,443	3,771,443

Operating expenses	69,708	2,914,324	2,984,032
Income (loss) from operations	(69,708)	857,119	787,411
Other income (expense)	-	(86,532)	(86,532)

Income (loss) before income taxes	(69,708)	770,587	700,879
Income taxes	11,277	-	11,277

Net income (loss)	$(80,985)	$770,587	$689,602

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2009 and 2008.

	For the six months ended June 30, 2009
	Corporate	Internet	Total
EBITDA	$(79,615)	$1,649,177	$1,569,562
Interest expense	-	(48,451)	(48,451)
Taxes	91,218	-	91,218
Depreciation	-	(17,228)	(17,228)
Amortization	-	(1,270,065)	(1,270,065)
Net income (loss)	$11,603	$313,433	$325,036

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2008
	Corporate	Internet	Total
EBITDA	$(69,708)	$2,367,391	$2,297,683
Interest expense	-	(110,518)	(110,518)
Taxes	(11,277)	-	(11,277)
Depreciation	-	(19,118)	(19,118)
Amortization	-	(1,467,168)	(1,467,168)
Net income (loss)	$(80,985)	$770,587	$689,602

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

INCOME TAXES

For the six months ended June 30, 2009 and June 30, 2008 corporate income tax (expense) benefit of $91,218 and $(11,277) were accrued.

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

	2009	2008_
EBITDA for the six months ended June 30,	$1,569,562	$2,297,683
Interest expense	(48,451)	(110,518)
Taxes	91,218	(11,277)
Depreciation	(17,228)	(19,118)
Amortization	(1,270,065)	(1,467,168)
Net income for the six months ended June 30,	$325,036	$689,602

The aging of accounts receivable as of June 30, 2009 and December 31, 2008 is as shown:

	2009		2008
Current	$624,033	67%	$433,518	59%
30 < 60	162,902	16%	159,585	22%
60 +	151,567	17%	145,721	19%
Total	$938,502	100%	$738,824	100%

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