Form 10-Q
period 2009-09-30
SITESTAR CORP
filed 2009-11-13
CIK 1096934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 As of November 13, 2009, the issuer had 84,526,510 shares of common stock issued and outstanding.

 SITESTAR CORPORATION

Index
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3-4

	Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	7-8

	Notes to Condensed Consolidated Financial Statements	9-26

Item 2.	Management's Discussion and Analysis	27-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34-37

Part II. OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
 (UNAUDITED)

ASSETS
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$787,125	$527,553
Accounts receivable, net of allowance of $51,274 and $26,764	978,990	738,824
Prepaid expenses	1,382	1,227

Total current assets	1,767,497	1,267,604

PROPERTY AND EQUIPMENT, net	202,350	225,212
CUSTOMER LIST, net of accumulated amortization of $9,688,705 and $7,973,341	2,546,448	4,224,414
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED INCOME TAXES	998,034	421,031
OTHER ASSETS	460,543	583,637

TOTAL ASSETS	$7,263,431	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
CURRENT LIABILITIES
Accounts payable	$106,286	$80,892
Accrued income taxes	366,666	339,016
Accrued expenses	94,187	94,882
Deferred revenue	1,086,175	1,157,597
Notes payable	347,429	569,372

Total current liabilities	2,000,743	2,241,759

NOTES PAYABLE, less current portion	700,615	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	476,296	539,281

TOTAL LIABILITIES	3,177,654	3,696,655

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 84,526,510 and 91,326,463 shares issued and outstanding on September 30, 2009 December 31, 2008 respectively	84,526	91,326
Additional paid-in capital	13,887,747	13,880,947
Treasury stock, at cost, 15,037,758 and 8,237,805 common shares on September 30, 2009 and December 31, 2008	(731,426)	(64,220)
Accumulated deficit	(9,155,070)	(9,594,251)

Total stockholders’ equity	4,085,777	4,313,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,263,431	$8,010,457

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUE	$2,012,619	$2,485,294

COST OF REVENUE	695,157	709,708

GROSS PROFIT	1,317,462	1,775,586

OPERATING EXPENSES:
Selling general and administrative expenses	1,219,689	1,351,087

INCOME FROM OPERATIONS	97,773	424,499

OTHER INCOME (EXPENSES)	(21,045)	(32,439)

INCOME BEFORE INCOME TAXES	76,728	392,060

INCOME TAXES (EXPENSE) BENEFIT	37,417	56,165

NET INCOME	$114,145	$448,225

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	86,589,181	91,326,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUE	$6,845,230	$7,644,538

COST OF REVENUE	2,367,879	2,097,509

GROSS PROFIT	4,477,351	5,547,029

OPERATING EXPENSES:
Selling general and administrative expenses	4,095,179	4,335,119

INCOME FROM OPERATIONS	382,172	1,211,910

OTHER INCOME (EXPENSES)	(71,626)	(118,971)

INCOME BEFORE INCOME TAXES	310,546	1,092,939

INCOME TAXES (EXPENSE) BENEFIT	128,635	44,888

NET INCOME	$439,181	$1,137,827

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	86,589,181	91,326,463

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$439,181	$1,137,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,895,893	2,223,989
Bad debt expense	1,869	31,048
(Increase) decrease in:
Accounts receivable	(242,034)	(413,704)
Prepaid expenses	(155)	15,084
Deferred tax asset	(577,003)	(299,150)
Increase (decrease) in:
Accounts payable	25,393	(56,305)
Accrued expenses	(695)	(31,673)
Deferred revenue	(71,422)	(96,576)
Accrued income taxes	27,650	254,262

Net cash provided by operating activities	1,498,677	2,764,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(574)	1,081
Purchase of property and equipment	(3,000)	(32,000)
Purchase of non-compete	(1,000)	(80,000)
Purchase of customer list	(67,398)	(935,322)

Net cash (used in) investing activities	(71,972)	(1,046,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	559,729
Repayment of notes payable – stockholders	(62,984)	(147,406)
Purchase treasury stock	(667,206)	-
Repayment of notes payable	(436,943)	(2,073,938)

Net cash (used in) financing activities	(1,167,133)	(1,661,615)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	259,572	56,946

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	527,553	232,249

CASH AND CASH EQUIVALENTS -END OF PERIOD	$787,125	$289,195
See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2009 and 2008, the Company used cash to pay income taxes of $420,718 and $0 and paid interest expense of approximately $66,000 and $145,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2009, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NOTE 2 – EARNINGS PER SHARE

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period.

For the nine months ended September 30, 2009 and 2008:
	2009	2008
Net income available to common shareholders	$439,181	$1,137,827
Weighted average number of common shares	86,589,181	91,326,463

Basic and diluted income per share	$0.00	$0.01

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – COMMON STOCK

During the nine months ended September 30, 2009, the Company issued no shares of common stock.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2009 and 2008:

	September 30, 2009
	Corporate	Internet	Consolidated
Revenue	$-	$2,012,619	$2,012,619
Operating Income (loss)	$(13,841)	$111,614	$97,773
Depreciation and amortization	$-	$608,601	$608,601
Interest expense	$-	$17,842	$17,842
Intangible assets	$-	$5,157,463	$5,157,463
Total assets	$-	$7,263,431	$7,263,431

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT INFORMATION, continued

	September 30, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$2,485,294	$2,485,294
Operating Income (loss)	$(19,185)	$443,684	$424,499
Depreciation and amortization	$-	$737,703	$737,703
Interest expense	$-	$34,069	$34,069
Intangible assets	$-	$6,198,095	$6,198,095
Total assets	$-	$7,777,806	$7,777,806

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2009 and 2008:

	September 30, 2009
	Corporate	Internet	Consolidated
Revenue	$-	$6,845,230	$6,845,230
Operating Income (loss)	$(93,456)	$475,628	$382,172
Depreciation and amortization	$-	$1,895,893	$1,895,893
Interest expense	$-	$66,293	$66,293
Intangible assets	$-	$5,157,463	$5,157,463
Total assets	$-	$7,263,431	$7,263,431

	September 30, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$7,644,538	$7,644,538
Operating Income (loss)	$(88,893)	$1,300,803	$1,211,910
Depreciation and amortization	$-	$2,223,989	$2,223,989
Interest expense	$-	$144,587	$144,587
Intangible assets	$-	$6,198,095	$6,198,095
Total assets	$-	$7,777,806	$7,777,806

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 5 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB ASC 815-10 (Prior authoritative literature (“SFAS”) No. 161 about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the effect the adoption of FASB ASC 815-10, but believes it will not have a material impact on its financial position or on the results of operations.

In April 2008, the FASB issued FASB ASC 350-30, Determination of the Useful Life of Intangible Assets. FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FASB ASC 350-30 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FASB ASC 350-30 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB ratified FASB ASC 840-10, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements. FASB ASC 840-10 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. FASB ASC 840-10 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FASB ASC 840-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2008, the FASB issued FASB ASC 350-30, Accounting for Defensive Intangible Assets”. FASB ASC 350-30 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ FASB ASC 350-30 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. FASB ASC 350-30 also requires that defensive intangible assets be assigned a useful life in accordance with FASB ASC 350-30-35 and is effective for financial statements issued for fiscal years beginning after December 15, 2008.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

 The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s condensed consolidated financial statements.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. FASB ASC 105-10 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. FASB ASC 105-10 is effective for interim and annual reporting periods ending after September 15, 2009.

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were issued.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Because the acquisition of Comcation was consummated effective March 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the nine months ended September 30, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2008 and reflects the results of operations of the Company as if the acquisition of Comcation had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACQUISITIONS, continued
2008
Net sales	$7,703,363
Gross profit	$5,585,955
Selling, general and administrative expenses	$4,363,649
Net income	$1,148,223
Basic income per share	$0.01

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

Because the acquisition of N2 the Net was consummated effective April 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the nine months ended September 30, 2008.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2008 and reflects the results of operations of the Company as if the acquisition of N2 the Net had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$7,713,682
Gross profit	$5,592,125
Selling, general and administrative expenses	$4,362,868
Net income	$1,154,957
Basic income per share	$0.01

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

Because the acquisition of Dial Assurance was consummated effective May 1, 2008, there are limited results of operations of Dial Assurance in the consolidated financial statements for the nine months ended September 30, 2008.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2008 and reflects the results of operations of the Company as if the acquisition of Dial Assurance had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$7,779,720
Gross profit	$5,635,770
Selling, general and administrative expenses	$4,424,172
Net income	$1,137,515
Basic income per share	$0.01

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

Because the acquisition of USA Telephone was consummated effective May 1, 2008, there are limited results of operations of USA Telephone in the consolidated financial statements for the nine months ended September 30, 2008.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2008 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$8,065,588
Gross profit	$5,831,592
Selling, general and administrative expenses	$4,478,810
Net income	$1,278,699
Basic income per share	$0.01

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

Because the acquisition of AdaNet was consummated effective June 1, 2008, there are limited results of operations of AdaNet in the consolidated financial statements for the nine months ended September 30, 2008.

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2008 and reflects the results of operations of the Company as if the acquisition of AdaNet had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$7,666,164
Gross profit	$5,561,657
Selling, general and administrative expenses	$4,348,702
Net income	$1,138,872
Basic income per share	$0.01

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

Because the acquisition of Velocity West was consummated effective August 1, 2008, there are limited results of operations of Velocity West in the consolidated financial statements for the nine months ended September 30, 2008.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2008 and reflects the results of operations of the Company as if the acquisition of Velocity West had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$8,092,497
Gross profit	$5,837,392
Selling, general and administrative expenses	$4,347,192
Net income	$1,416,117
Basic income per share	$0.01

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

Because the acquisition of DONOBi Internet Services was consummated effective November 1, 2008, there are no results of operations of ISP Holding Company in the consolidated financial statements for the nine months ended September 30, 2008.

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2008 and reflects the results of operations of the Company as if the acquisition of DONOBi Internet Services had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$8,414,664
Gross profit	$6,057,134
Selling, general and administrative expenses	$4,547,575
Net income	$1,407,892
Basic income per share	$0.01

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

Because the acquisition of Pulaski Networks was consummated effective February 10, 2009, there are limited results of operations of Pulaski Networks in the consolidated financial statements for the nine months ended September 30, 2009.

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed statement of operations for the nine months ended September 30, 2009 and reflects the results of operations of the Company as if the acquisition of Pulaski Networks had been effective January 1, 2009.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2009
Net sales	$7,740,548
Gross profit	$5,612,975
Selling, general and administrative expenses	$4,369,460
Net income	$1,169,432
Basic income per share	$0.01

NOTE 7 — PROVISION FOR INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate as of September 30, 2009 and 2008 is as follows:

	2009	2008
Federal and state income tax rate	40.0%	40.0%
Effect of net operating loss	(0.0)%	(0.0)%

Effective income tax rate	40.0%	40.0%

The provision for federal and state income taxes for the nine months ended September 30, 2009 and 2008 included the following:

	2009	2008
Current provision:
Federal	$381,113	$216,123
State	67,255	38,139
Deferred provision:
Federal	(490,453)	(254,278)
State	(86,550)	(44,872)

Total income tax provision	$(128,635)	$(44,888)

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PROVISION FOR INCOME TAXES, continued

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Accounts receivable	$20,510	$19,762
Amortization of Intangible assets	3,529,944	2,953,689
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$998,034	$421,031

At September 30, 2009 and December 31, 2008, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards was entirely applied as of the year ended December 31, 2008.  Loss carry forwards are set to begin expiring in 2021 for both federal and state purposes.

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $1,870,031 and $2,192,950 for the nine months ended September 30, 2009 and 2008.

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

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - NOTES PAYABLE

Notes payable at September 30, 2009 and December 31, 2008 consist of the following:
	2009	2008
Non-interest bearing amount due on acquisition of N2theNet paid in eleven monthly installments of $4,046 starting May 2008.	$-	$11,921

Non-interest bearing amount due on acquisition of DONOBI payable in twelve monthly installments of $27,083 through November 2009	47,429	257,451

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008	1,000,615	1,215,615

Totals	1,048,044	1,484,987
Less current portion	(347,429)	(569,372)

Long-term portion	$700,615	$915,615

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2010	$347,429
Twelve months ending September 30, 2011	300,000
Twelve months ending September 30, 2012	300,000
Twelve months ending September 30, 2013	100,615
Twelve months ending September 30, 2014	-
Thereafter	-

Total	$1,048,044

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at September 30, 2009 and December 31, 2008 consist of the following:

	2009	2008
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2012.	$371,711	$379,711

Note payable to stockholder. The note is payable on January 1, 2012 and bears interest at an annual rate of 8.0%.	104,585	104,585

Note payable to stockholder. The note was paid in full on June 30, 2009 and bore interest at an annual rate of 8.0%.	-	54,985

Totals	476,296	539,281
Less current portion	-	-

Long-term portion	$476,296	$539,281

The future principal maturities of these notes are as follows:

Year ending September 30, 2010	$-
Year ending September 30, 2011	-
Year ending September 30, 2012	476,296
Year ending September 30, 2013	-
Year ending September 30, 2014	-

Total	$476,296

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the nine months ended September 30, 2009 and 2008. Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2009 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$6,845,230	$6,845,230
Cost of revenue	-	2,367,879	2,367,879

Gross profit	-	4,477,351	4,477,351

Operating expenses	93,456	4,001,723	4,095,179

Income (loss) from operations	(93,456)	475,628	382,172
Other income (expense)	-	(71,626)	(71,626)

Income (loss) before income taxes	(93,456)	404,002	310,546
Income taxes expense (benefit)	(128,635)	-	(128,635)

Net income (loss)	$35,179	$404,002	$439,181

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the nine months ended September 30, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$7,644,538	$7,644,538
Cost of revenue	-	2,097,509	2,097,509

Gross profit	-	5,547,029	5,547,029

Operating expenses	88,893	4,246,226	4,335,119

Income (loss) from operations	(88,893)	1,300,803	1,211,910
Other income (expense)	-	(118,971)	(118,971)

Income (loss) before income taxes	(88,893)	1,181,832	1,092,939
Income taxes	(44,888)	-	(44,888)

Net income (loss)	$(44,005)	$1,181,832	$1,137,827

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2009 and 2008.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 30, 2009
	Corporate	Internet	Total
EBITDA	$(93,456)	$2,366,188	$2,272,732
Interest expense	-	(66,293)	(66,293)
Taxes	128,635	-	128,635
Depreciation	-	(25,862)	(25,862)
Amortization	-	(1,870,031)	(1,870,031)

Net income (loss)	$35,179	$404,002	$439,181

For the nine months ended September 30, 2008
	Corporate	Internet	Total
EBITDA	$(88,893)	$3,550,408	$3,461,515
Interest expense	-	(144,587)	(144,587)
Taxes	44,888	-	44,888
Depreciation	-	(31,039)	(31,039)
Amortization	-	(2,192,950)	(2,192,950)

Net income (loss)	$(44,005)	$1,181,832	$1,137,827

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008 (Unaudited)

REVENUE

Revenue for the nine months ended September 30, 2009 decreased by $799,308 or 10.5% from $7,644,538 for the nine months ended September 30, 2008 to $6,845,230 for the same period in 2009.  Internet sales decreased primarily due to customer attrition to broadband services and offset in part by the addition of Internet customers from asset acquisitions.  To help offset this decline in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations.

COST OF REVENUE

Costs of revenue for the nine months ended September 30, 2009 increased by $270,370 or 12.9% from $2,097,509 for the nine months ended September 30, 2008 to $2,367,879 for the same period in 2009.  Cost of revenue increased as a result of increasing the product mix with more broadband services which carries a higher cost of providing bandwidth and connectivity.  This is a reflection of the acquisitions of fiber and DSL customers late in the second quarter and fourth quarters of 2008.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2009 decreased $239,939 or 5.5% from $4,335,119 for the nine months ended September 30, 2008 to $4,095,180 for the same period in 2009.  This decrease is a reflection of lower revenue and associated variable costs.  Amortization expense decreased $322,919 or 14.7% from $2,192,950 for the nine months ended September 30, 2008 to $1,870,031 for the same period in 2009.  Wages decreased $67,384 or 12.5% from $540,046 for the nine months ended September 30, 2008 to $472,662 for the same period in 2009.  These decreases were offset in part by an increase in bad debt expense of $167,346 or 15.6% from $1,074,266 for the nine months ended September 30, 2008 to $1,241,612 for the same period in 2009. Corporate expenses for the nine months ended September 30, 2009 and September 30, 2008 consisted primarily of professional fees of $86,243 and $81,882.

INCOME TAXES

For the nine months ended September 30, 2009 and September 30, 2008 corporate income tax (expense) benefit of $128,635 and $44,888 were accrued.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2009 decreased by $78,294 or 54.2% from $144,587 for the nine months ended September 30, 2008 to $66,293 for the same period in 2009.  This decrease is a result of reducing debt to finance the acquisition of additional customers.

SEPTEMBER 30, 2009 (Unaudited) COMPARED TO DECEMBER 31, 2008 (Audited)

FINANCIAL CONDITION

Net accounts receivable increased $240,166 or 32.5% from $738,824 on December 31, 2008 to $978,990 on September 30, 2009.  This increase is substantially due to the addition of customers from acquisitions.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which increased by $777 or 1.1% from $70,239 on December 31, 2008 to $71,016 on September 30, 2009.  Accounts payable increased by $25,394 or 31.4% from $80,892 on December 31, 2008 to $106,286 on September 30, 2009. Accrued expenses decreased by $695 or 0.7% from $94,882 on December 31, 2008 to $94,187 on September 30, 2009.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deferred revenue decreased by $71,422 or 6.2% from $1,157,597 on December 31, 2008 to $1,086,175 on September 30, 2009 representing decreased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $221,943 or 39.0% from $569,372 on December 31, 2008 to $347,429 on September 30, 2009.  This is due to the curtailment of term notes financing the purchase of customer bases.  Long-term notes payable decreased $215,000 or 23.5% from $915,615 on December 31, 2008 to $700,615 on September 30, 2009. This is due to the curtailment of term notes financing the purchase of customer bases. Long-term notes payable to shareholders decreased $62,988 or 11.7% from $539,281 on December 31, 2008 to $476,293 on September 30, 2009.  This is due primarily to the early payoff of one note.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $787,125 and $527,553 at September 30, 2009 and at December 31, 2008.  EBITDA was $2,196,573 for the nine months ended September 30, 2009 as compared to $3,461,515 for the same period in 2008.

	2009	2008
EBITDA for the nine months ended September 30,	$2,272,732	$3,461,515
Interest expense	(66,293)	(144,587)
Taxes	128,635	44,888
Depreciation	(25,862)	(31,039)
Amortization	(1,870,031)	(2,192,950)

Net income for the nine months ended September 30,	$439,181	$1,137,827

The aging of accounts receivable as of September 30, 2009 and December 31, 2008 is as shown:

	2009		2008
Current	$631,365	65%	$433,518	59%
30 < 60	168,749	17%	159,585	22%
60 +	178,876	18%	145,721	19%

Total	$978,990	100%	$738,824	100%

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

As of May 14, 2009, we began evaluating the tax provision and remediated the related internal control weakness. We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2008, including the remedial actions discussed above.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective.  Except for the aforementioned income tax controls and procedures, there were no significant changes to our internal controls during the last fiscal quarter ended September 30, 2009.  Disclosure controls and procedures and internal controls over financial reporting are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP as a result of the material weaknesses in internal control as described and defined below. We reviewed the results of management’s assessment with the Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if a material changed occurred.

Material Weaknesses in Internal Controls

Bagell, Josephs, Levine & Company, L.L.C., (“Bagell”) our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the fiscal year ended December 31, 2008. However, during the conduct of our audit for the year ended December 31, 2008, Bagell identified a material weakness in the calculation of the tax provision and have advised our board of directors that the following material weakness existed at December 31, 2008. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

We have discussed our corrective actions and future plans with our board of directors and Bagell as of the date of this quarterly report, and believe the planned actions should serve to correct the above listed material weaknesses in our internal controls. However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

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

                  SITESTAR CORPORATION

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The Company took a purchase price adjustment based on a material warranty misrepresentation of customer counts and revenues by First USA.  The complaint demands judgment of approximately $150,000. The Company will vigorously defend this claim.  A Motion to Compel Discovery was filed on October 14, 2009 on behalf of the Company and a date is pending for the motion to be heard.

Item 1A.   Risk Factors

Not required for small business.

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

Date: November 13, 2009
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: November 13, 2009
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)