Form 10-K
period 2009-12-31
SITESTAR CORP
filed 2010-05-17
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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
☐ Yes     ☒ No

The aggregate value of the voting common equity held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,564,429 based on the price at which the common stock last sold on such day.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of May 17, 2010 was approximately 75,298,705.

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

The products and services that the Company provides include:

·    Internet access services;
·    Web acceleration services;
·    Web hosting services;

The Company’s Internet division markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic and wireless), and supports these products utilizing its own infrastructure and affiliations.  Value-added services include web acceleration, spam and virus filtering, as well as, spyware protection.

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

On June 30, 2004 the Company acquired 100% of the Internet-related assets of Virginia Link Internet and Network Management, Inc., a Virginia corporation and ISP located in Galax, Virginia and Mt. Airy Networks, LLC, a North Carolina limited liability company, an ISP located in Mount Airy, North Carolina. The total purchase price was $226,314, representing the fair value of the assets acquired, less $50,000 for deferred revenues and less a 10% discount, for a purchase price of $176,314 which consisted of a non-interest bearing note payable over thirty months.

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

Effective September 16, 2005, the Company entered into a Definitive Agreement pursuant to which it acquired the Internet related assets of IDACOMM, an Idaho corporation. The transaction consisted of the acquisition of the dial-up and certain DSL customers, the related Internet assets and non-compete agreements from the company. The total purchase price was $1,698,430, representing the fair value of the assets acquired, less $112,735 for deferred revenues and less a 10% discount, for a net purchase price of $1,545,304 which consisted of a down payment of $250,000 with the balance paid by a non-interest bearing note payable over 7 months. The transaction was accounted for by the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair value of tangible assets acquired was attributed to the customer list and non-compete agreement, which were amortized over the estimated three-year life and contractual three-year life, respectively.  The value of the customer list was determined by multiplying the current market value per customer times the number of customers purchased at the time of the acquisition.

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

Effective November 1, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of United Systems Access, Inc. (d/b/a USA Telephone), a corporation with headquarters in Maine.  The total purchase price was $3,750,000 representing the fair value of the assets acquired which consisted of a $1,000,000 cash payment at closing with a second $1,000,000 due in 30 days with the remaining balance due in 36 monthly installments beginning January 2008.  The remaining installment balance due on the purchase price was $900,615 as of December 31, 2009.

Effective March 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Comcation, Inc. a Pennsylvania ISP.  The total purchase price was $54,800 representing the fair value of the assets acquired which consisted of a $9,135 cash payment at closing with the remaining balance paid in five monthly installments beginning April 2008.  The purchase price has been subsequently adjusted down to $36,818.

Effective April 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of N2 the Net, LLC, a Tennessee Internet Service Provider.  The total purchase price was $43,790 representing the fair value of the assets acquired which consisted of a $3,650 cash payment at closing with the remaining balance paid in eleven monthly installments beginning May 2008.  The purchase price has been subsequently adjusted to $45,821.

Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Dial Assurance, Inc., a Georgia-based wholesale managed modem solution provider.  The total purchase price was $229,900 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance paid in six monthly installments beginning June 2008.

Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired certain broadband digital subscriber line (DSL) accounts and related assets of United Systems Access, Inc., (d/b/a USA Telephone), a corporation with its headquarters in Maine.  The net purchase price was $297,965 representing the fair value of the assets acquired which consisted of a $130,000 cash payment at closing with the remaining balance paid in sixty days from closing. The purchase price has been subsequently adjusted down to $263,757.

Effective June 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of AdaNet, an Oklahoma-based ISP.  The total purchase price was $23,017 representing the fair value of the assets acquired which consisted of a $3,836 cash payment at closing with the remaining balance paid in five monthly installments beginning July 2008.  The purchase price has been subsequently adjusted down to $18,542.

Effective August 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Velocity West, Inc., an ISP and wholesale managed modem solution provider with headquarters in Texas.  The total purchase price was $360,000 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing and the remaining balance has been paid.

Effective November 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of ISP Holding Company, LLC (d/b/a DONOBi Internet Services), an ISP with headquarters in Washington.  The total purchase price was $475,000 representing the fair value of the assets acquired which consisted of a $150,000 cash payment at closing with the remaining balance paid in twelve monthly installments beginning December 2008.  The purchase price has been subsequently adjusted down to $447,354.

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

Marketing Channels

The Company deploys a variety of marketing strategies and tactics to promote its products and services, including Web advertisement, affiliate and referral programs. The Company’s portfolio of websites generates new business on a consistent and daily basis. In addition, the Company sells its products to customers who visit its retail store locations.  The Company’s indirect sales channel strategy consists of affiliates such as sales agents, as well as, companies that market and sell the Company’s services under their own brand. To date, the Company’s most effective sales lead generation has been through its customer referral program. To capture greater market share, the Company has utilized the position of Vice President of Marketing and Business Development. Key initiatives include increasing affiliate relationships and strategic acquisitions.

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

o High reliability; and

o Competitive pricing.

The Company currently competes, or expects to compete, with the following types of companies:

o	Local and regional ISPs and Computer Companies;

o	National Internet Service Providers, such as, AOL, MSN (Microsoft Network) and EarthLink;

o	Local, regional and national broadband cable providers, such as Comcast and Cox Communications;

o	Providers of Web hosting, co-location and other Internet-based business services;

o	Computer hardware and other technology companies that provide Internet connectivity with their own or other products, including IBM and Microsoft;

o	National telecommunication providers, such as Verizon, AT&T and Qwest;

o	Regional Bell Operating Companies (RBOCs), Competitive Local Exchange Carriers (CLECs) and other local telephone companies;

o	Providers of free or discount Internet service, including United Online’s and NetZero;

o	Terrestrial wireless and satellite providers, such as Clearwire, WildBlue and HughesNet; and

o	Non-profit or educational ISPs.

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

Employees

As of April 1, 2010, the Company employed twenty full-time individuals.  Of these, the Company has three in management, three in administration, and fourteen technicians.  The Company also employed four part-time individuals.  Of these, the Company has three technicians and one in management. The Company’s employees are not unionized and it considers its relations with its employees to be favorable.

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

The Company leases a 2,000 square foot office facility in Chatham, Ontario where it sells Internet services under the name of NetRover. The Company also houses Internet equipment there to serve its customers in Canada. This facility has an annual rent of $18,000 Canadian Dollars (CAD) or approximately $15,898 in United States Dollars (USD).  The facility is located at 48 Fifth Street, Chatham, Ontario N7M 4V8 and is leased from Duff Enterprises and this lease expires in November 2010.

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

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company has vigorously defended this claim.  This matter was dismissed by the plaintiff on December 11, 2009.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

Reserved and omitted.

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing January 1, 2008:

	High	Low
2008
For the quarter ended March 31, 2008	$0.12	$0.07
For the quarter ended June 30, 2008	$0.11	$0.11
For the quarter ended September 30, 2008	$0.09	$0.08
For the quarter ended December 31, 2008	$0.09	$0.08
2009
For the quarter ended March 31, 2009	$0.09	$0.05
For the quarter ended June 30, 2009	$0.07	$0.05
For the quarter ended September 30, 2009	$0.07	$0.05
For the quarter ended December 31, 2009	$0.06	$0.04

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.03 on May 13, 2010.  As of May 13, 2010 the Company had approximately 120 shareholders of record. Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

EQUITY COMPENSATION PLANS

The Company does not have any plans under which options, warrants or other rights to subscribe for or acquire shares of the Company’s common stock may be granted and there are outstanding no options, warrants or other rights to subscribe for or acquire shares of Company common stock. From time to time, the Board of Directors may grant shares of the Company’s common stock to its officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal years 2009 and 2008.

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

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

On October 22, 2008 the Board of Directors of the Company Financial authorized a stock repurchase program which calls for the repurchase of up to 10,000,000 shares of its common stock.   The shares reported in the table below as shares that may be repurchased under the plan represent shares eligible for the calendar year 2008 and 2009.

The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18.  Management reports monthly to the Board of Directors on the status of the repurchase program.  The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended December 31, 2008 and the calendar year 2009 and the maximum amount available to repurchase under the repurchase plan.

The following chart provides information regarding purchases of Company equities by the Company and affiliated purchasers over the last year:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 October 2008	-	-	-	10,000,000
Month # 2 November 30, 2008	-	-	-	10,000,000
Month # 3 December 31, 2008	19,500	$0.06	19,500	9,980,500
Total 2008	19,500	$0.06	19,500	9,980,500
Month # 4 January 31, 2009	25,000	0.06	25,000	9,955,500
Month # 5 February 28, 2009	5,263,158	0.1121	5,263,158	4,692,342
Month # 6 March 31, 2009	34,000	0.051	34,000	4,658,342
Month # 7 April 30, 2009	-	-	-	4,658,342
Month # 8 May 31, 2009	7,000	0.051	7,000	4,651,342
Month # 9 June 30, 2009	-	-	-	4,651,342
Month # 10 July 31, 2009	10,000	0.05	10,000	4,641,342
Month # 11 August 31, 2009	-	-	-	4,461,342
Month # 12 September 30, 2009	1,460,795	0.05	1,460,795	3,180,547
Month # 13 October 31, 2009	39,000	0.05	39,000	3,141,547
Month # 14 November 30, 2009	30,000	0.043	30,000	3,111,547
Month # 15 December 31, 2009	20,000	0.048	20,000	3,091,547
Total 2009	6,888,953	0.097	6,888,953	3,091,547
Totals	6,908,453	0.097	6,908,453	3,091,547

ITEM 6.  SELECT FINANCIAL DATA

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2009 and December 31, 2008 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2009 and 2008.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2009
	Corporate	Internet	Total
Revenue	$-	$7,692,908	$7,692,908
Cost of revenue	-	2,945,566	2,945,566
Gross profit	-	4,747,342	4,747,342
Operating expenses	147,700	4,161,928	4,309,628
Income (loss) from operations	(147,700)	585,414	437,714
Other income (expense)	-	(87,127)	(87,127)
Income (loss) before income taxes	(147,700)	498,287	350,587
Income taxes expense (benefit)	-	270,590	270,590
Net income (loss)	$(147,700)	$227,697	$79,997

	For the year ended December 31, 2008
	Corporate	Internet	Total
Revenue	$-	$8,785,559	$8,785,559
Cost of revenue	-	3,061,563	3,061,563
Gross profit	-	5,723,996	5,723,996
Operating expenses	106,268	4,451,613	4,557,881
Income (loss) from operations	(106,268)	1,272,383	1,166,115
Other income (expense)	-	(128,090)	(128,090)
Income (loss) before income taxes	(106,268)	1,144,293	1,038,025
Income taxes expense (benefit)	(158,734)	-	(158,734)
Net income (loss)	$52,466	$1,144,293	$1,196,759

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2009 and 2008.

	For the year ended December 31, 2009
	Corporate	Internet	Total
EBITDA	$(147,700)	$3,051,413	$2,903,713
Interest expense	-	(79,609)	(79,609)
Income tax expense	-	(270,590)	(270,590)
Depreciation	-	(34,497)	(34,497)
Amortization	-	(2,439,020)	(2,439,020)
Net income (loss)	$(147,700)	$227,697	$79,997

	For the year ended December 31, 2008
	Corporate	Internet	Total
EBITDA	$(106,268)	$4,252,637	$4,146,369
Interest expense	-	(165,154)	(165,154)
Taxes	158,734	-	158,734
Depreciation	-	(43,570)	(43,570)
Amortization	-	(2,899,620)	(2,899,620)
Net income (loss)	$52,466	$1,144,293	$1,196,759

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2009 and December 31, 2008 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

RESTATEMENT OF FINANCIAL STATEMENTS.

The Company is restating earnings for the years ended December 31, 2008 to reflect the proper revenue recognition of processing charges and late fees for customers cut off from internet service because the collectability of those charges is not reasonably assured.  The restatements had no effect on 2009 revenues, operating income, pre-tax income, net income or cash-flows.  The correction of the errors reduced 2008 net income by $115,078. The corrections increased beginning of 2008 accumulated deficit by $185,971.

REVENUE.  Revenue for the year ended December 31, 2009 decreased by $1,092,651 or 12.4% from $8,785,559 for the year ended December 31, 2008 to $7,692,908 for the same period in 2009.  The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs, folding them into its operations to provide future revenues. The Company also plans to market more aggressively on a national level utilizing scalable tactics and targeting a much larger Internet customer base.

COST OF REVENUE.  Costs of revenue for the year ended December 31, 2009 decreased by $115,997 or 3.8% from $3,061,563 for the year ended December 31, 2008 to $2,945,566 for the same period in 2009.  The decrease is due primarily to lower volume of revenue. Cost of revenue as a percentage of sales increased 3.4% from 34.8% for the year ended December 31, 2008 to 38.2% for the same period in 2009 resulting primarily from more costly forms of broadband service.  The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale businesses recently acquired.

OPERATING EXPENSES.    Selling, general and administrative expenses decreased $252,207 or 5.6% from $4,544,239 for the year ended December 31, 2008 to $4,292,032 for the same period in 2009. This is due primarily to a decrease in amortization and bad debt expenses. Amortization expense, including impairment decreased $460,600 or 15.9% from $2,899,620 for the year ended December 31, 2008 to $2,439,020 for the same period in 2009. Wages decreased $70,194 or 10.2% from $691,393 for the year ended December 31, 2008 to $621,199 for the same period in 2009. Partially offsetting this, bad debt expense increased $309,639 or 130.8% from $236,680 for the year ended December 31, 2008 to $546,319 for the same period in 2009.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2009 decreased by $85,545 or 51.8% from $165,154 for the year ended December 31, 2008 to $79,609 for the same period in 2009.  This decrease was a result of the satisfaction of debt from financing recent acquisitions of customer bases.

INCOME TAXES.  For the years ended December 31, 2009 and 2008 corporate income tax expense (benefit) of $270,590 and $(158,734) were accrued.

BALANCE SHEET.   Net accounts receivable increased $94,717 or 26.2% from $361,056 on December 31, 2008 to $455,773 on the same date in 2009.  Customer list decreased $2,206,039 or 52.2% from $4,224,414 on December 31, 2008 to $2,018,375 on December 31, 2009.  This decrease is substantially due to scheduled amortization.  Deferred tax assets increased $339,830 from $421,031 on December 31, 2008 to $760,861 on December 31, 2009.  This is due to the recognition of tax benefits of timing differences of certain tax deductions.  Other assets decreased $87,323 or 15.0% from $583,637 on December 31, 2008 to $496,314 on December 31, 2009.  This decrease is substantially due to recognizing a receivable from an insurance claim offset by scheduled amortization of non-compete agreements associated with acquisitions.  Accounts payable increased by $50,706 or 62.7% from $80,892 on December 31, 2008 to $131,598 for the same period in 2009.  This resulted from a disputed telecommunications invoice which was resolved in the first quarter of 2010.  Accrued income taxes increased $152,518 from $262,297 on December 31, 2008 to $414,815 on December 31, 2009.  Accrued expenses decreased by $65,830 or 69.4% from $94,882 on December 31, 2008 to $29,052 on December 31, 2009.  Deferred revenue decreased by $296,362 or 25.6% from $1,157,597 on December 31, 2008 to $861,235 on December 31, 2009 representing corresponding reduced revenue from which customers have prepaid services on December 31, 2009.  Notes payable decreased $554,000.  This is primarily result of the payoff of all bank debt leaving only seller notes from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,090,807 and $527,553 at December 31, 2009 and 2008, respectively. EBITDA was $2,903,713 for the year ended December 31, 2009 as compared to $4,146,369 for the year ended December 31, 2008.

	2009	2008
EBITDA for the year ended December 31,	$2,903,713	$4,146,369
Interest expense	(79,609)	(165,154)
Tax benefits (expense)	(270,590)	158,734
Depreciation	(34,497)	(43,570)
Amortization	(2,439,020)	(2,899,620)
Net income for the year ended December 31,	$79,997	$1,196,759

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category increased from 15.0% to 76.0% of total accounts receivable from December 31, 2008 to December 31, 2009.  The balance in the 30+ day category decreased from 44.0% to 13.0% of total accounts receivable from December 31, 2008 to December 31, 2009.  The balance in the 60+ day category decreased from 40.0% to 11.0% of total accounts receivable from December 31, 2008 to December 31, 2009.

The aging of accounts receivable as of December 31, 2009 and 2008 is as shown:

	2009		2008
Current	$347,752	76.0%	$55,750	15.0%
30 +	59,482	13.0%	159,585	44.0%
60 +	48,539	11.0%	145,721	40.0%
90 +	-	-%	-	-%
Total	$455,773	100.0%	$361,056	100.0%

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

ITEM 7A.  QUANTATITIVE AND QUALITATIVE DIACLOSURES ABOUT MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS

INDEX
Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	21-22

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2009 and 2008	23-24

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008	25

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2009 and 2008	26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	27-28

Notes to Consolidated Financial Statements	29-46

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
SiteStar Corporation
Lynchburg, VA  24502-2334

We have audited the accompanying consolidated balance sheet of SiteStar Corporation as of December 31, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of SiteStar Corporation as of December 31, 2008, and for the year then ended (before they were restated for the matter discussed in Note 2 to the financial statements,) were audited by other auditors whose report, dated May 13, 2009, (September 15, 2009, as the effects of the restatement discussed in Note 1), expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SiteStar Corporation as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed above, the consolidated financial statements of SiteStar Corporation as of December 31, 2008, and for the year then ended were audited by other auditors.  As described in Note 2, these financial statements have been restated.  We audited the adjustments described in Note 2 that were applied to restate the 2008 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2008 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

/s/ Santora CPA Group
Newark, DE 19713-4309

May 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sitestar Corporation
7109 Timberlake Road, Suite 201
Lynchburg, VA 24502

We have audited before the effects of the adjustments for the correction of the error described in Note 2, the consolidated balance sheet of Sitestar Corporation, (the “Company”) as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. The 2008 financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the error described in Note 2, the 2008 consolidated financial statements present fairly, in all material respects, the financial position of Sitestar Corporation, as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by the Santora CPA Group.

As discussed in Note 1 to the financial statements, the accompanying financial statements have been restated.

Is! BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Mariton, NJ 08053

May 13, 2009 (September 15, 2009 as to the effects of the restatement discussed in Note 1)

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008

ASSETS

	2009	2008
		Restated
CURRENT ASSETS
Cash and cash equivalents	$1,090,807	$527,553
Accounts receivable, net of allowances of $14,316 and $26,764	455,773	361,056
Prepaid expenses	1,430	1,227
Total current assets	1,548,010	889,836
PROPERTY AND EQUIPMENT, net	193,715	225,212
CUSTOMER LIST, net of accumulated amortization of $10,216,778 and $7,943,341	2,018,375	4,224,414
GOODWILL, net	1,288,559	1,288,559
DEFERRED TAX ASSETS	760,861	421,031
OTHER ASSETS	496,314	583,637

TOTAL ASSETS	$6,305,834	$7,632,689

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

	2009	2008

CURRENT LIABILITIES		Restated
Accounts payable	$131,598	$80,892
Accrued income taxes	414,815	262,297
Accrued expenses	29,052	94,882
Deferred revenue	861,235	1,157,597
Notes payable, current portion	900,615	569,372
Note payable - stockholders, current portion	-	-
Total current liabilities	2,337,315	2,165,040

NOTES PAYABLE, less current portion	-	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	547,245	539,281

TOTAL LIABILITIES	2,884,560	3,619,936

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares authorized and 91,326,463 shares issued in 2009 and 2008, and 76,199,705 and 83,088,658 shares outstanding in 2009 and 2008.	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury Stock, at cost, 15,126,758 and 8,237,805 common shares	(735,696)	(64,220)
Accumulated deficit	(9,815,303)	(9,895,300)
Total stockholders' equity	3,421,274	4,012,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,305,834	$7,632,689

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		Restated
REVENUE	$7,692,908	$8,785,559

COST OF REVENUE	2,945,566	3,061,563

GROSS PROFIT	4,747,342	5,723,996

OPERATING EXPENSES
Selling, general and administrative expenses	4,292,032	4,544,239
Customer list impairment	17,596	13,642
TOTAL OPERATING EXPENSES	4,309,628	4,557,881

INCOME FROM OPERATIONS	437,714	1,166,115

OTHER INCOME (EXPENSES)
Gain (loss) on disposal of assets	(7,518)	37,064
Interest expense	(79,609)	(165,154)
TOTAL OTHER INCOME (EXPENSES)	(87,127)	(128,090)

INCOME BEFORE INCOME TAXES	350,587	1,038,025

INCOME TAX (BENEFIT) EXPENSE	270,590	(158,734)

NET INCOME	$79,997	$1,196,759

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	76,199,705	83,088,658

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2007, as previously reported	91,326,463	$91,326	$13,880,947	$(63,030)	$(10,906,088)	$3,003,155
Adjustment	(8,218,305)				(185,971)	(185,971)
Balance at December 31, 2007, as restated	83,108,158	$91,326	$13,880,947	$(63,030)	(11,092,059)	2,817,184
Repurchase of shares	(19,500)			(1,190)		(1,190)
Net income, as restated					1,196,759	1,196,759
Balance at December 31, 2008	83,088,658	91,326	13,880,947	(64,220)	(9,895,300)	4,012,753
Repurchase of shares	(6,888,953)			(671,476)		(671,476)
Net income					79,997	79,997
Balance at December 31, 2009	76,199,705	$91,326	$13,880,947	$(735,696)	$(9,815,303)	$3,421,274

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,997	$1,196,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,473,517	2,943,190
Allowance for doubtful accounts	(35,089)	26,765
(Increase) decrease in accounts receivable	(161,369)	(273,928)
(Increase) decrease in prepaid expenses	(202)	15,302
(Increase) decrease in deferred income taxes	(339,830)	(421,031)
Increase (decrease) in accounts payable	50,706	2,179
Increase (decrease) in accrued expenses	(65,829)	711,637
Increase (decrease) in deferred revenue	(296,362)	(204,009)
Increase (decrease) in accrued income taxes	152,518	(492,480)
Net cash provided by operating activities	1,858,057	3,504,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,000)	(32,000)
Purchase of customer list	(67,398)	(1,450,065)
(Purchase) sale of assets held for resale	24,479	296
Purchase of non-competition agreements	(1,000)	(100,000)
Net cash used in investing activities	(46,919)	(1,581,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	62,949	-
Net proceeds from notes payable	-	570,803
Purchase of treasury stock	(671,476)	(1,190)
Repayment of notes payable	(584,372)	(2,049,518)
Repayment of notes payable – stockholders	(54,984)	(147,406)
Net cash used in financing activities	(1,247,885)	(1,627,311)

NET INCREASE IN CASH AND CASH EQUIVALENTS	563,254	295,304
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	527,553	232,249
CASH AND CASH EQUIVALENTS - END OF YEAR	$1,090,807	$527,553

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2009 and 2008, the Company paid $488,018 and $0 of income taxes and paid interest expense of $80,000 and $165,000.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

None.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent to the issuance of the 2008 financial statements, Sitestar Corporation determined that the income tax provision should have been included in the financial statements and adopted the recommendation of the Board of Directors and determined that previously reported results should be restated.  The restatement resulted from a material weakness in internal control over financial reporting, namely, that the Company did not have adequately designed procedures to calculate or review the tax provision.

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

Use of Estimates

In accordance with Generally Accepted Accounting Principals the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

For the years ended December 31, 2009 and 2008, bad debt expense was $546,319 and $236,680. As of December 31, 2009 and 2008, accounts receivable consists of the following:

	2009	2008
Gross accounts receivable	$470,089	$387,820
Less allowance for doubtful accounts	(14,316)	(26,764)
	$455,773	$361,056

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.  To help offset this exposure, the company has added a late payment fee to encourage timely payments by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections process. Accounts over ninety days past due are no longer included in accounts receivable and are turned over to a collection agency.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the declining balance method based on estimated useful lives from three to seven years for equipment and thirty nine years for buildings.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

Impairment of Long-Lived Assets

In accordance with Generally Accepted Accounting Principals (GAAP), “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company maintained a financial interest in the operations of Servatus Development, LLC, the purchasing entity, and in addition, still maintains programming services for its customers. Per the Definitive Agreement to sell the assets, the Company is entitled to 20% of the gross revenue of Servatus for the first four years of operations. Also per the Definitive Agreement, the Company maintains the rights to the crisis management software developed by Sitestar Applied Technologies.  The Company received $0 and $8,734 during the years ended December 31, 2009 and 2008.

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

The Company's customer lists are being amortized over three years.  Amortization expense for the customer lists was $2,273,437 and $2,706,287 for the years ended December 31, 2009 and 2008.  The Company's customer lists are being amortized over three years.  Amortization of customer lists for the years ended December 31, 2010, 2011 and 2012 is expected to be $1,694,310, $324,065 and $0, respectively. Amortization expense for the non-competition agreement was $165,583 and $179,692 for the years ended December 31, 2009 and 2008. In accordance with GAAP, amortization of goodwill ceased effective January 1, 2002.  Amortization of non-competition for the years ended December 31, 2010, 2011 and 2012 is expected to be $133,250, $15,361 and $0, respectively.  For the year ended December 31, 2009 there was no impairment of goodwill.

Inventory

Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in - first out basis) or market. Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale. The retail operations of Sitestar Corporation, Computers by Design has changed the focus of generating revenue from building new equipment to providing professional services, repairing and maintaining customer systems. This shift in direction, precipitated by eroding profit margins resulting from intense competition, has slowed inventory turns of hardware used in building equipment for resale. While inventory maintains a marketable value, it is integrated into sales at a reduced rate as repairs to equipment as opposed to becoming a component in a constructed system. Consumers will reasonably continue to use the technology level of equipment represented by Sitestar inventory, and therefore, will continue for the near future to be required components in the repair and maintenance of their systems. It is for these reasons that inventory was reclassified from current assets to other assets held for resale to more properly reflect its use. Inventory was valued on December 31, 2009 and 2008 at $70,819 and $70,443.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2009 and 2008 were approximately $36,000 and $38,000, respectively.

Income Taxes

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

	2009	2008
Net income available to common shareholders	$79,997	$1,196,759
Weighted average number of common shares	76,199,705	83,088,658
Basic and diluted income per share	$.00	$.01

Comprehensive Income

As of and for the years ended December 31, 2009 and 2008, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB ASC 350-30, Determination of the Useful Life of Intangible Assets. FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FASB ASC 350-30must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FASB ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

NOTE 2 -RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating earnings for the years ended December 31, 2008 to reflect the proper revenue recognition of processing charges and late fees for customers cut off from internet service because the collectability of those charges is not reasonably assured.  In addition, the Company will institute ongoing monitoring that constantly occurs in the ordinary course of operations.

The restatements had no effect on 2009 revenues, operating income, pre-tax income, net income or cash-flows. The Company intends to amend the Company's tax returns.

During the audit of the Company’s financial statement for the year-ended December 31, 2009, Management of the Company was first advised by the Company’s independent registered public accounting firm, that an error existed in its revenue recognition of late and billing fees.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Management performed a detailed reconciliation of revenue and related accounts beginning in 2007 in order to quantify the potential balance adjustments. The Company’s Management upon being advised by its Independent Auditor of the calculation issue, as part of its Sarbanes Oxley policy regarding internal controls regarding financial reporting, immediately reported this issue to the Board of Directors which promptly initiated and conducted its review.

Management and the Board of Directors reviewed management’s findings and the Board of Directors concluded that restating the consolidated financial statements for the years ended December 31, 2008 is required. The Company is restating for errors identified in its revenue accounts pertaining to the recognition of processing and late fees and, the related trade accounts receivable and bad debts.   The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The correction of the errors noted above reduced 2008 net income by $115,078. The corrections noted increased beginning of 2008 accumulated deficit by $185,971.

The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2008, as well as the effect of these changes on the Company’s consolidated statements of income and cash flows:

Consolidated Balance Sheets

For the Year Ended December 31, 2008	As Previously Reported	Adjustments	As Restated
Accounts receivable	738,824	(377,768)	361,056
Total Assets	8,010,457	(377,768)	7,632,689
Accrued Income Taxes	339,016	(76,719)	262,297
Total Liabilities	3,696,655	(76,719)	3,619,936
Accumulated deficit	(9,594,251)	(301,049)	(9,895,300)
Total Stockholder's Equity	4,313,802	(301,067)	4,012,735
Total Liabilities and Shareholder's Equity	8,010,457	(377,768)	7,632,689

Consolidated Statements of Income

For the Year Ended December 31, 2008	As Previously Reported	Adjustments	As Restated
Revenue	10,227,438	(1,441,879)	8,785,559
Selling, general and administrative expenses	5,794,321	(1,250,082)	4,544,239
Income tax benefit	82,015	76,719	158,734
Net income	1,311,837	(115,078)	1,196,759
Basic and diluted income per share	.01	-	.01

 SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2008	As Previously Reported	Adjustments	As Restated
Net income	1,311,837	(115,078)	1,196,759
Accounts receivable	(465,725)	191,797	(273,928)
Accrued income taxes	(415,761)	(76,719)	(492,480)

NOTE 3 – ACQUISITIONS

Comcation, Inc.

Effective March 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Comcation, Inc., a Pennsylvania ISP.  The total purchase price was $38,500 representing the fair value of the assets acquired which consisted of a $9,135 cash payment at closing with the remaining balance paid in 5 monthly installments beginning April 2008.  The purchase price has been subsequently adjusted to $46,708.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$62,223
Non-compete agreement	5,000
Accounts receivable	2,343
Deferred revenue	(22,858)
Purchase price	$46,708

Because the acquisition of Comcation was consummated effective March 1, 2008, there are limited results of operations of Comcation in the consolidated financial statements for the twelve months ended December 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2008 and reflects the results of operations of the Company as if the acquisition of Comcation had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

Net sales	$8,785,559
Gross profit	$7,177,844
Selling, general and administrative expenses	$5,813,390
Net income	$1,318,379
Basic income per share	$0.01

 SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

N2 the Net, LLC

Effective April 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of N2 the Net, LLC, a Tennessee ISP.  The total purchase price was $48,156 representing the fair value of the assets acquired which consisted of a $3,650 cash payment at closing with the remaining balance paid in eleven monthly installments beginning May 2008.  The purchase price has been subsequently adjusted down to $45,821.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$40,512
Non-compete agreement	5,000
Accounts receivable	2,328
Equipment	10,000
Deferred revenue	(12,019)
Purchase price	$45,821

Because the acquisition of N2 the Net was consummated effective April 1, 2008, there are limited results of operations of N2 the Net in the consolidated financial statements for the twelve months ended December 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2008 and reflects the results of operations of the Company as if the acquisition of N2 the Net had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

Net sales	$8,785,559
Gross profit	$7,183,741
Selling, general and administrative expenses	$5,816,869
Net income	$1,320,580
Basic income per share	$0.01

Dial Assurance, Inc.

Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Dial Assurance, Inc., a Georgia-based wholesale managed modem solution provider.  The total purchase price was $229,900 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance paid in six monthly installments beginning June 2008.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$250,000
Non-compete agreement	5,000
Deferred revenue	(25,100)
Purchase price	$229,900

Because the acquisition of Dial Assurance was consummated effective May 1, 2008, there are limited results of operations of Dial Assurance in the consolidated financial statements for the twelve months ended December 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2008 and reflects the results of operations of the Company as if the acquisition of Dial Assurance had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

Net sales	$8,785,559
Gross profit	$7,212,996
Selling, general and administrative expenses	$5,830,288
Net income	$1,336,633
Basic income per share	$0.01

United Systems Access, Inc.

Effective May 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired certain broadband digital subscriber line (DSL) accounts and related assets of United Systems Access, Inc., (d/b/a USA Telephone), a corporation with its headquarters in Maine.  The net purchase price was $297,965 representing the fair value of the assets acquired which consisted of a $130,000 cash payment at closing with the remaining balance paid in sixty days from closing. The purchase price has been subsequently adjusted down to $263,757.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$277,965
Non-compete agreement	50,000
Deferred revenue	(64,208)
Purchase price	$263,757

Because the acquisition of United Systems Access, Inc was consummated effective May 1, 2008, there are limited results of operations of USA Telephone in the consolidated financial statements for the twelve months ended December 31, 2008.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2008 and reflects the results of operations of the Company as if the acquisition of USA Telephone had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2008
Net sales	$8,785,559
Gross profit	$7,280,880
Selling, general and administrative expenses	$5,876,222
Net income	$1,358,583
Basic income per share	$0.01

AdaNet

Effective June 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of AdaNet, an Oklahoma-based ISP.  The total purchase price was $20,667 representing the fair value of the assets acquired which consisted of a $3,836 cash payment at closing with the remaining balance due in five monthly installments beginning July 2008.  The purchase price has been subsequently adjusted down to $18,542.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$15,428
Non-compete agreement	5,000
Accounts receivable	164
Equipment	2,000
Deferred revenue	(4,050)
Purchase price	$18,542

Because the acquisition of AdaNet was consummated effective June 1, 2008, there are limited results of operations of AdaNet in the consolidated financial statements for the twelve months ended December 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2008 and reflects the results of operations of the Company as if the acquisition of AdaNet had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Net sales	$8,785,559
Gross profit	$7,176,416
Selling, general and administrative expenses	$5,815,366
Net income	$1,314,975
Basic income per share	$0.01

Velocity West, Inc.

Effective August 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Velocity West, Inc., an ISP and wholesale managed modem solution provider with headquarters in Texas.  The total purchase price was $360,000 representing the fair value of the assets acquired which consisted of a $100,000 cash payment at closing with the remaining balance was paid in full during 2008.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$380,000
Non-compete agreement	10,000
Equipment	20,000
Deferred revenue	(50,000)
Purchase price	$360,000

Because the acquisition of Velocity West was consummated effective August 1, 2008, there are limited results of operations of Velocity West in the consolidated financial statements for the twelve months ended December 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2008 and reflects the results of operations of the Company as if the acquisition of Velocity West had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

Net sales	$8,785,559
Gross profit	$7,420,236
Selling, general and administrative expenses	$5,891,477
Net income	$1,482,684
Basic income per share	$0.01

ISP Holding Company, LLC

Effective November 1, 2008, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of ISP Holding Company, LLC (d/b/a DONOBi), an ISP with headquarters in Washington.  The total purchase price was $475,000 representing the fair value of the assets acquired which consisted of a $150,000 cash payment at closing with the remaining balance paid in twelve monthly installments beginning December 2008.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Customer list	$530,000
Non-compete agreement	20,000
Deferred revenue	(75,000)
Purchase price	$475,000

Because the acquisition of DONOBi Internet Services was consummated effective November 1, 2008, there are limited results of operations of DONOBi in the consolidated financial statements for the twelve months ended December 31, 2008.

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2008 and reflects the results of operations of the Company as if the acquisition of DONOBi had been effective January 1, 2008.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

Net sales	$8,785,559
Gross profit	$7,705,959
Selling, general and administrative expenses	$6,038,563
Net income	$1,593,341
Basic income per share	$0.02

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

Because the acquisition of Pulaski Networks was consummated effective February 10, 2009, there are limited results of operations of Pulaski Networks in the consolidated financial statements for the twelve months ended December 31, 2009.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table presents the unaudited pro forma condensed statement of operations for the twelve months ended December 31, 2009 and reflects the results of operations of the Company as if the acquisition of Pulaski Networks had been effective January 1, 2009.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

Net sales	$7,692,908
Gross profit	$4,832,066
Selling, general and administrative expenses	$4,371,419
Net income	$102,930
Basic income per share	$0.00

NOTE 4 - SALE OF ASSETS

Sitestar Applied Technologies, Inc.

Effective August 31, 2004, the Company entered into a Definitive Agreement selling the assets of Sitestar Applied Technologies (SAT), the software development division of Sitestar.  Thomas Albanese, the former manager of the SAT division, purchased the assets.  The new company is now doing business as Servatus Development, LLC (Servatus).  The agreement consists of Albanese surrendering 1,460,796 shares of Sitestar stock and Sitestar receiving a 20% share in the gross revenues of Servatus over a period of four years and maintaining the rights to the crisis management system.  Sitestar provided office space, occupancy costs, and Internet services for one year.  The Company recognized a gain from this transaction of $8,734 for the year ended December 31, 2008, representing the excess of the shared revenue received over the recorded basis of the assets sold.

NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	9,500	9,500
Computer equipment	1,164,061	1,161,061
Furniture and fixtures	59,862	59,862
	1,453,789	1,453,789
Less accumulated depreciation	(1,263,074)	(1,228,577)
	$193,715	$225,212

Depreciation expense was $34,497 and $43,570 for the years ended December 31, 2009 and 2008, respectively.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 6 NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 consist of the following:

	2009	2008
Non-interest bearing amount paid on acquisition of N2 the Net payable in eleven monthly installments of $4,046 through March 2009.	-	11,921

Non-interest bearing amount paid on acquisition of Donobi payable in twelve monthly installments of $27,083 through November 2009.	-	257,451

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	900,615	1,215,615

	900,615	1,484,987
Less current portion	-	(569,372)

Long-term portion	$900,615	$915,615

The future principal maturities of these notes are as follows:

Year ending December 31, 2010	$900,615
Year ending December 31, 2011	-
Year ending December 31, 2012	-
Year ending December 31, 2013	-
Year ending December 31, 2014	-
Thereafter	-
Total	$900,615

NOTE 7 NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2009 and 2008 consist of the following:

	2009	2008
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$424,930	$379,711

Note payable to stockholder. The note is payable on January 1, 2014 and bears interest at an annual rate of 8.0%.	122,315	104,585

Note payable to stockholder. The note is payable on January 1, 2010 and bears interest at an annual rate of 8.0%.	-	54,985

Less current portion	-	-

Long-term portion	$547,245	$539,281

 SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The future principal maturities of these notes are as follows:

Year ending December 31, 2010	$-
Year ending December 31, 2011	-
Year ending December 31, 2012	-
Year ending December 31, 2013	-
Year ending December 31, 2014	547,245
Total	$547,245

NOTE 8 COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2009 and 2008 was $65,979 and $71,279, respectively.  Related party rent expense for each year is $48,000.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2010	$64,688
2011	48,000
Total	$112,688

Litigation

On or about January 16, 2008, the Company filed a Complaint in the Circuit Court in the Orange County Superior Court of the State of California against Frederick T. Manlunas, a former executive and director of the Company, for breach of contract, specific performance and declaratory relief.

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company has vigorously defended this claim.  This matter was dismissed by the plaintiff on December 11, 2009.

NOTE 9 STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2009, the Company's Board of Directors has not issued any Preferred Stock.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Common Stock

During the year ended December 31, 2007 the Company issued 5,263,158 shares of common stock in connection with an Asset Purchase Agreement and subsequently repurchased the shares on February 3, 2009 and placed them in treasury.  1,625,795 additional shares were repurchased by the Company and placed in treasury during the year ended December 31, 2009.

NOTE 10 INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2009 and 2008 included the following:

	2009	2008
Current provision:
Federal	$518,832	$492,800
State	91,558	86,965
Deferred provision:
Federal	(288,856)	(357,876)
State	(50,944)	(63,155)
Valuation allowance	-	-
Total income tax provision	$270,590	$(158,734)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Accounts receivable	$14,695	19,762
Amortization of Intangible assets	3,298,586	$2,953,689
Less valuation allowance	2,552,420	2,552,420
Deferred tax asset	$760,861	$421,031

At December 31, 2009 and 2008, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards was entirely applied as of the year ended December 31, 2008.

NOTE 11 RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2010.  For the years ended December 31, 2009 and 2008, the Company paid this stockholder $48,000 and $48,000, respectively, for rent on this office building.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12 - SEGMENT INFORMATION

The Company has two business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into two reportable segments: Corporate and Internet.  The Corporate group is the holding company which oversees the operating of the Internet group and arranges financing.  The Internet group provides Internet access to customers throughout the U.S. and Canada. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2009 and 2008:

	December 31, 2009
	Corporate	Internet	Consolidated
Revenue	$-	$7,692,908	$7,692,908
Operating income (loss)	$(147,700)	$585,414	$437,714
Depreciation and amortization	$-	$2,473,517	$2,473,517
Interest expense	$-	$(79,609)	$(79,609)
Goodwill	$-	$1,288,559	$1,288,559
Identifiable assets	$-	$6,505,929	$6,305,834

	December 31, 2008
	Corporate	Internet	Consolidated
Revenue	$-	$8,785,559	$8,785,559
Operating income (loss)	$(106,268)	$1,272,383	$1,166,115
Depreciation and amortization	$-	$2,943,190	$2,943,190
Interest expense	$-	$(165,154)	$(165,154)
Goodwill	$-	$1,288,559	$1,288,559
Identifiable assets	$-	$7,632,689	$7,632,689

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated all events through May 17, 2010, the date the financial statements were available to be issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company was notified by Santora CPA Group that they had identified a material weakness in the Company’s internal control over financial reporting with respect to the recognition of processing charges and late fees for customers cut off from internet service because of the collectability of those charges is not reasonably assured, namely, that the Company did not have adequately designed procedures to calculate or review the processing charges and late fees for customers.

The Company was notified by Santora CPA Group that they had identified a material weakness in the Company’s internal control over financial reporting with respect to ongoing monitoring does not always occur in the ordinary course of operations, namely, that the Company's financial accounting and reporting functions are not properly segregated and no monitoring system consistently exists to mitigate the risk of financial statement error.

Based on the results of these material weaknesses, the Company concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009.

As of May 3, 2010, we began evaluating the processing charges and late fees for customers and remediated the related internal control weakness. The Company has evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2009, including the remedial actions discussed above.

This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective.  Except for the aforementioned controls and procedures for processing charges and late fees for customers, there were no significant changes to our internal controls during the last fiscal quarter ended December 31, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	41	President, CEO, Director	October 2001
Julia E. Erhartic	42	Secretary, Director	October 2001
Daniel Judd	53	CFO, Director	June 2004

Frank Erhartic, Jr., 41, Mr. Erhartic guides Sitestar’s long-term market strategies and investments, oversees all product research and development and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a Sitestar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner remanufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by Sitestar in 2000.  He was named President and CEO in 2002, and has led the growth of the Company’s customer base through as series of acquisitions.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications and is a graduate of Virginia Tech with degrees in both Management and Finance.

Julia Erhartic, 42, Ms. Erhartic graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and then shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Dan Judd, 53, Mr. Judd has over thirty years of experience in accounting and management, he oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar in 2003, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions in manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

TERM OF DIRECTORS:

Director	Expiration of term
Frank R. Erhartic, Jr.	December 31, 2010
Julia Erhartic	December 31, 2010
Dan Judd	December 31, 2010

Section 16(a) Beneficial Ownership Reporting Compliance Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2009 all of our executive officers and directors complied with the requirements of Section 16 (a).

The Company has adopted a code of ethics and is available on the Company’s website www.sitestar.com under Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Frank R, Erhartic, Jr., Principal Executive Officer (PEO)	2009	97,885							97,885
	2008	97,885							97,885
Daniel Judd, Principal Financial Officer (PFO)	2009	45,200							45,200
	2008	45,200							45,200
Julie E. Erhartic, (Officer)	2009	13,000							13,000
	2008	13,000							13,000

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $97,885 and $97,885 for the years ended December 31, 2009 and 2008, respectively.  He received no other compensation.  Daniel Judd, CFO and Director earned a salary of $45,200 and $45,200 for the years ended December 31, 2009 and 2008, respectively.  He received no other compensation.  Julia E. Erhartic, Secretary and Director, earned a salary of $13,000 and $13,000 for the years ended December 31, 2009 and 2008, respectively.  She received no other compensation.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2009 and 2008.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2009 and 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00

Daniel Judd, Director							$0.00

Julie E. Erhartic, Director							$0.00

There were no Director compensation other than salary for the years ended December 31, 2009 and 2008.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of May 14, 2010 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)
Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	24,583,980	32.68%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	133,865	00.17%
All directors and officers As a group (3 persons)	24,717,845	32.85%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 75,298,705 shares of common stock outstanding as of May 14, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2009 and 2008

Audit Fees. Fees billed to the Company by Bagell, Josephs, Levine & Co., L.L.C. for audit services rendered by Bagell, Josephs, Levine & Co., L.L.C. for the audit of the Company’s annual financial statements for the 2009 and 2008 years, for the review of those financial statements included in the Company’s Quarterly Reports on Form 10-Q during such years, and for services that are normally provided by Bagell, Josephs, Levine & Co., L.L.C. in connection with statutory and regulatory filings or engagements, totaled $57,500 and $52,000, respectively.  Fees billed to the Company by Friedman, LLP, for audit services rendered by Freidman, LLP, for the audit of the Company’s annual financial statements for the 2009 year, and for services that are normally provided by Friedman, LLP, in connection with statutory and regulatory filings or engagements, totaled $15,000.  Fees billed to the Company by Santora CPA Group for audit services rendered by Santora CPA Group, for the audit of the Company’s annual financial statements for the 2009 year, and for services that are normally provided by Santora CPA Group, in connection with statutory and regulatory filings or engagements, totaled $37,500.

Tax Fees. No fees were billed to the Company during 2009 and 2008 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees. There were no additional fees billed to the Company by any auditor during 2009 or 2008 for products and services, other than services reported in the two preceding paragraphs.

All of the services described in the preceding paragraphs were approved by the Board of Directors pursuant to applicable regulations.

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

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	May 17, 2010
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	May 17, 2010
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	May 17, 2010
Julie Erhartic