Form 10-Q
period 2010-03-31
SITESTAR CORP
filed 2010-05-21
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

 As of May 21, 2010, the issuer had 91,326,463 shares of common stock issued and 75,239,705 outstanding.

SITESTAR CORPORATION

Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3-4

	Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	6-7

	Notes to Condensed Consolidated Financial Statements	8-19

Item 2.	Management's Discussion and Analysis	19-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26-27

Part II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$859,226	$1,090,807
Accounts receivable, net of allowance of $13,551 and $14,316	411,747	455,773
Prepaid expenses	1,472	1,430

Total current assets	1,272,445	1,548,010

PROPERTY AND EQUIPMENT, net	189,747	193,715
CUSTOMER LIST, net of accumulated amortization of $10,700,978 and $10,216,778	1,534,175	2,018,375
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	899,206	760,861
OTHER ASSETS	455,002	496,314

TOTAL ASSETS	$5,639,134	$6,305,834

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$48,962	$131,598
Accrued income taxes	40,815	414,815
Accrued expenses	46,990	29,052
Deferred revenue	782,908	861,235
Notes payable	900,615	900,615

Total current liabilities	1,820,290	2,337,315

NOTES PAYABLE, less current portion	-	-
NOTES PAYABLE - STOCKHOLDERS, less current portion	424,930	547,245

TOTAL LIABILITIES	2,245,220	2,884,560

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2010 and 2009 and 75,319,705 and 76,199,705 shares outstanding in 2010 and 2009	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 16,006,758 and 15,126,758 common shares	(771,094)	(735,696)
Accumulated deficit	(9,807,265)	(9,815,303)

Total stockholders’ equity	3,393,914	3,421,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,639,134	$6,305,834

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
		Restated
REVENUE	$1,462,009	$2,378,110

COST OF REVENUE	657,729	826,037

GROSS PROFIT	804,280	1,552,073

OPERATING EXPENSES:
Selling general and administrative expenses	778,320	1,104,822

INCOME FROM OPERATIONS	25,960	447,251

OTHER INCOME (EXPENSES)	(27,500)	(21,293)

INCOME (LOSS) BEFORE INCOME TAXES	(1,540)	425,958

INCOME TAXES (EXPENSE) BENEFIT	9,578	(65,177)

NET INCOME	$8,038	$360,781

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	75,319,705	77,766,500

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,038	$360,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	527,834	662,883
Allowance for doubtful accounts	(765)	(11,031)
(Increase) decrease in:
Accounts receivable	44,794	(362,653)
Prepaid expenses	(42)	26
Deferred tax asset	(138,345)	(268,362)
Increase (decrease) in:
Accounts payable	(82,636)	(66,297)
Accrued expenses	17,937	4,944
Deferred revenue	(78,326)	113,852
Accrued income taxes	(374,000)	333,539

Net cash (used in) provided by operating activities	(75,511)	767,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	1,643	31
Purchase of property and equipment	-	(3,000)
Purchase of non-compete	-	(1,000)
Purchase of customer list	-	(67,398)

Net cash provided by (used in) investing activities	1,643	(71,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(122,315)	-
Purchase treasury stock	(35,398)	(593,290)
Repayment of notes payable	-	(174,289)

Net cash (used in) financing activities	(157,713)	(767,579)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(231,581)	(71,264)

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	1,090,807	527,553

CASH AND CASH EQUIVALENTS -END OF PERIOD	$859,226	$456,289

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2010 and 2009, the Company used cash to pay income taxes of $489,000 and $0 and paid interest expense of approximately $11,000 and $22,000, respectively.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating earnings for the quarters ended December 31, 2009 to reflect the proper revenue recognition of processing charges and late fees for customers cut off from internet service because the collectability of those charges is not reasonably assured.  In addition, the Company will institute ongoing monitoring that constantly occurs in the ordinary course of operations.

The restatements had no effect on annual 2009 revenues, operating income, pre-tax income, net income or cash flows.

During the audit of the Company’s financial statement for the year ended December 31, 2009, management of the Company was first advised by the Company’s independent registered public accounting firm that an error existed in its revenue recognition of processing charges and late fees.

Management performed a detailed reconciliation of revenue and related accounts beginning in 2007 in order to quantify the potential balance adjustments. The Company’s management, upon being advised by its independent auditor of the calculation issue, as part of its Sarbanes Oxley policy regarding internal controls regarding financial reporting, immediately reported this issue to the Board of Directors which promptly initiated and conducted its review.

Management and the Board of Directors reviewed management’s findings and the Board of Directors concluded that restating the condensed consolidated financial statements for the quarters ended December 31, 2009 is required. The Company is restating for errors identified in its revenue accounts pertaining to the recognition of processing charges and late fees and the related trade accounts receivable and bad debts.   The effects of these restatements are included in this Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

The correction of the errors noted above increased 2009 first quarter net income by $59,893.

The following is a summary of the effects of these changes on the Company’s consolidated statements of income and cash flows:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Statements of Income

For the Quarter Ended March 31, 2009	As Previously Reported	Adjustments	As Restated

Revenue	2,541,419	(163,309)	2,378,110
Selling, general and administrative expenses	1,512,106	(407,284)	1,104,822
Income tax benefit (expense)	118,906	184,083	(65,177)
Net income	300,888	59,893	360,781
Basic and diluted income per share	.00	-	.00

Consolidated Statements of Cash Flows

For the Quarter Ended March 31, 2009	As Previously Reported	Adjustments	As Restated

Net income	300,888	59,893	360,781
Allowance for doubtful accounts	7,846	(18,877)	(11,031)
Accounts receivable	(137,555)	(225,098)	(362,653)
Accrued income taxes	149,456	(184,083)	333,539

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 3 – EARNINGS PER SHARE

GAAP requires dual presentation of basic and diluted earnings per share on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period.

For the three months ended March 31, 2010 and 2009:

	2010	2009
Net income available to common shareholders	$8,038	$360,781
Weighted average number of common shares	75,319,705	77,766,500

Basic and diluted income per share	$0.00	$0.01

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON STOCK

During the three months ended March 31, 2010, the Company issued no shares of common stock and repurchased 880,000 treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended Mach 31, 2010 and 2009:

	March 31, 2010 Corporate	Internet	Consolidated
Revenue	$-	$1,462,009	$1,462,009
Operating Income (loss)	$(3,084)	$29,044	$25,960
Depreciation and amortization	$-	$527,834	$527,834
Interest expense	$-	$11,490	$11,490
Intangible assets	$-	$2,931,678	$2,931,678
Total assets	$-	$5,639,134	$5,639,134

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION, continued

	March 31, 2009 Corporate	Internet	Consolidated
Revenue	$-	$2,378,110	$2,378,110
Operating Income (loss)	$(27,114)	$474,365	$447,251
Depreciation and amortization	$-	$662,883	$662,883
Interest expense	$-	$21,884	$21,884
Intangible assets	$-	$5,240,276	$5,240,276
Total assets	$-	$7,611,929	$7,611,929

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In April 2009, the Financial Accounting Standard Board (FASB) issued FASB Accounting Standard Codification (ASC) 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends previous guidance, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also requires those disclosures in summarized financial information at interim reporting periods.  FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FASB ASC 825-10 did not have a material impact on the Company’s condensed consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Company’s financial position or results of operations, but changed the way in which GAAP is referenced in the Company’s financial statements. FASB ASC 105-10 is effective for interim and annual reporting periods ending after September 15, 2009.

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of March 31, 2010 through the date the financial statements were issued.

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

NOTE 7 – ACQUISITIONS

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

Because the acquisition of Pulaski Networks was consummated effective February 10, 2009, there are limited results of operations of Pulaski Networks in the condensed consolidated financial statements for the three months ended March 31, 2009.

The following table presents the unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2009 and reflects the results of operations of the Company as if the acquisition of Pulaski Networks had been effective January 1, 2009. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2009
Net sales	$2,398,595
Gross profit	$1,563,536
Selling, general and administrative expenses	$1,112,840
Net income	$364,226
Basic income per share	$0.00

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended March 31, 2010 and 2009 included the following:

	2010	2009
Current provision:
Federal	$125,735	$218,092
State	22,188	38,487
Deferred provision:
Federal	(117,593)	(162,692)
State	(20,752)	(28,710)

Total income tax provision	$(9,578)	$65,177

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Accounts receivable	$5,420	$14,695
Amortization of Intangible assets	3,446,206	3,313,281
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$899,206	$760,861

At March 31, 2010 and December 31, 2009, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

The Company is subject to Federal income taxes as well as income taxes of state jurisdictions.  For Federal and state taxes purposes, tax years 2006 through 2009 remain open to examination.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $523,867 and $654,290 for the three months ended March 31, 2010 and 2009.

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE - STOCKHOLDERS

Notes payable at March 31, 2010 and December 31, 2009 consist of the following:

	2010	2009

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$-	$-

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2011	$900,615
Twelve months ending March 31, 2012	-
Twelve months ending March 31, 2013	-
Twelve months ending March 31, 2014	-
Twelve months ending March 31, 2015	-
Thereafter	-

Total	$900,615

Notes payable - stockholders at March 31, 2010 and December 31, 2009 consist of the following:

	2010	2009
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$424,930	$424,930

Note payable to stockholder. The note is payable on January 1, 2014 and bears interest at an annual rate of 8.0%.	-	122,315

Totals	424,930	547,245
Less current portion	-	-

Long-term portion	$424,930	$547,245

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

Year ending March 31, 2011	$-
Year ending March 31, 2012	-
Year ending March 31, 2013	-
Year ending March 31, 2014	424,930
Year ending March 31, 2015	-

Total	$424,930

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is restating earnings for the quarters ended December 31, 2009 to reflect the proper revenue recognition of processing charges and late fees for customers cut off from internet service because the collectability of those charges is not reasonably assured.  In addition, the Company will institute ongoing monitoring that constantly occurs in the ordinary course of operations.

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

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2009 included in the Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of operations

The following tables show financial data for the three months ended March 31, 2010 and 2009. Operating results for any period are not necessarily indicative of results for any future period.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the three months ended March 31, 2010
	Corporate	Internet	Total
Revenue	$-	$1,462,009	$1,462,009
Cost of revenue	-	657,729	657,729

Gross profit	-	804,280	804,280

Operating expenses	3,084	775,236	778,320

Income (loss) from operations	(3,084)	29,044	25,960
Other income (expense)	-	(27,500)	(27,500)

Income (loss) before income taxes	(3,084)	1,544	(1,540)
Income taxes expense (benefit)	-	(9,578)	(9,578)

Net income (loss)	$(3,084)	$11,122	$8,038

	For the three months ended March 31, 2009
	Corporate	Internet	Total
Revenue	$-	$2,378,110	$2,378,110
Cost of revenue	-	826,037	826,037

Gross profit	-	1,552,073	1,552,073

Operating expenses	27,114	1,077,708	1,104,822

Income (loss) from operations	(27,114)	474,365	447,251
Other income (expense)	-	(21,293)	(21,293)

Income (loss) before income taxes	(27,114)	453,072	425,958
Income taxes	-	65,177	65,177

Net income (loss)	$(27,114)	$387,895	$360,781

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31, 2010
	Corporate	Internet	Total
EBITDA	$(3,084)	$540,868	$537,784
Interest expense	-	(11,490)	(11,490)
Taxes	-	9,578	9,578
Depreciation	-	(3,967)	(3,967)
Amortization	-	(523,867)	(523,867)

Net income (loss)	$(3,084)	$11,122	$8,038

	For the three months ended March 31, 2009
	Corporate	Internet	Total
EBITDA	$(27,114)	$1,137,839	$1,110,725
Interest expense	-	(21,884)	(21,884)
Taxes	-	(65,177)	(65,177)
Depreciation	-	(8,593)	(8,593)
Amortization	-	(654,290)	(654,290)

Net income (loss)	$(27,114)	$387,895	$360,781

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO MARCH 31, 2009

REVENUE

Revenue for the three months ended March 31, 2010 decreased by $916,101 or 38.5% from $2,378,110 for the three months ended March 31, 2009 to $1,462,009 for the same period in 2010.  Internet sales decreased primarily due to customer attrition to broadband services and was offset in part by the addition of Internet customers from asset acquisitions.  To help offset this decline in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations.

COST OF REVENUE

Costs of revenue for the three months ended March 31, 2010 decreased by $168,308 or 20.4% from $826,037 for the three months ended March 31, 2009 to $657,729 for the same period in 2010.  Cost of revenue decreased as a result of declining revenue.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2010 decreased $326,502 or 29.6% from $1,104,822 for the three months ended March 31, 2009 to $778,320 for the same period in 2010.  This decrease is a reflection of lower revenue and associated variable costs.  Amortization expense decreased $130,423 or 19.9% from $654,290 for the three months ended March 31, 2009 to $523,867 for the same period in 2010.

INCOME TAXES

For the three months ended March 31, 2010 and March 31, 2009 corporate income tax (expense) benefit of $9,578 and $(65,177) were accrued.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2010 decreased by $10,394 or 47.5% from $21,884 for the three months ended March 31, 2009 to $11,490 for the same period in 2010.  This decrease is a result of reducing debt to finance the acquisition of additional customers.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

MARCH 31, 2010 COMPARED TO DECEMBER 31, 2009

FINANCIAL CONDITION

Net accounts receivable decreased $44,026 or 9.7% from $455,773 on December 31, 2009 to $411,747 on March 31, 2010.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $1,643 or 3.6% from $45,962 on December 31, 2009 to $44,319 on March 31, 2010.  Accounts payable decreased by $82,636 or 62.8% from $131,598 on December 31, 2009 to $48,962 on March 31, 2010. Accrued expenses increased by $17,938 or 61.7% from $29,052 on December 31, 2009 to $46,990 on March 31, 2010.

Deferred revenue decreased by $78,327 or 9.1% from $861,235 on December 31, 2009 to $782,908 on March 31, 2010 representing decreased volume of customer accounts that have been prepaid. The current portion of notes payable was unchanged.  Long-term notes payable to shareholders decreased $122,315 or 22.4% from $547,245 on December 31, 2009 to $424,930 on March 31, 2010.  This is due primarily to the early payoff of one note.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $859,226 and $1,090,807 at March 31, 2010 and at December 31, 2009.  EBITDA was $513,657 for the three months ended March 31, 2010 as compared to $1,110,725 for the same period in 2009.

	2010	2009
EBITDA for the three months ended March 31,	$537,784	$1,110,725
Interest expense	(11,490)	(21,884)
Taxes	9,578	(65,177)
Depreciation	(3,967)	(8,593)
Amortization	(523,867)	(654,290)

Net income for the three months ended March 31,	$8,038	$360,781

SITESTAR CORPORATION

The aging of accounts receivable as of March 31, 2010 and December 31, 2009 is as shown:

	2010		2009
Current	$114,941	28%	$150,467	33%
30 < 60	149,754	36%	159,585	35%
60 +	147,052	36%	145,721	32%

Total	$411,747	100%	$455,773	100%

OFF-BALANCE SHEET TRANSACTIONS

The Company is not a party to any off-balance sheet transactions.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses its condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2009 Form 10-K.  The material weaknesses related to proper revenue recognition of processing charges and late fees of customers cut off from internet service because the collectability of those charges is not reasonably assured and the material weakness that ongoing monitoring does not always occur in the ordinary course of operations.

As of May 21, 2010, the Company began evaluating the aforementioned weaknesses and is remediating the deficiencies with additional procedures and controls including additional personnel training.  The Company has evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of March 31, 2010, including the remedial actions discussed above.

Because of the material weaknesses in internal control over financial reporting described in the fiscal 2009 Form 10-K, we performed additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes in our internal controls discussed above in order to remediate material weaknesses.

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

Date: May 21, 2010
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: May 21, 2010
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)