Form 10-Q/A
period 2009-03-31
SITESTAR CORP
filed 2010-08-16
CIK 1096934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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
 Yes ☐ No ☒

SITESTAR CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 initially filed with the Securities and Exchange Commission on October 8, 2009 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of March 31, 2009, and the related Consolidated Statements of Income and, Cash Flows for the three months ended March 31, 2009 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to revenue recognition as filed for the year ended December 31, 2009.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Selected Financial Data, are restated. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2009 Form 10-Q was filed.

 SITESTAR CORPORATION

Index

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4 -5
	Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	7 - 8
	Notes to unaudited Condensed Consolidated Financial Statements	9 - 24
Item 2.	Management's Discussion and Analysis	25 - 32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32 - 33
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
SIGNATURES		35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS

	2009	2008
	(Unaudited)
	Restated	Restated
CURRENT ASSETS
Cash and cash equivalents	$456,289	$527,553
Accounts receivable, net of allowance of $38,374 and $49,405	734,740	361,056
Prepaid expenses	1,201	1,227
Total current assets	1,192,230	889,836

PROPERTY AND EQUIPMENT, net	219,619	225,212
CUSTOMER LIST, net of accumulated amortization of $8,146,728 and $7,973,341	3,679,523	4,224,414
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED INCOME TAXES	689,393	421,031
OTHER ASSETS	542,606	583,637

TOTAL ASSETS	$7,611,930	$7,632,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
MARCH 31, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
	(Unaudited)
	Restated	Restated
CURRENT LIABILITIES
Accounts payable	$14,595	$80,892
Accrued income taxes	411,754	262,297
Accrued expenses	99,826	94,882
Deferred revenue	1,271,448	1,157,597
Notes payable	485,084	569,372
Total current liabilities	2,282,707	2,165,040
NOTES PAYABLE, less current portion	825,615	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	539,281	539,281
TOTAL LIABILITIES	3,647,603	3,619,936
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 77,778,500 and 83,088,658 shares issued and outstanding on March 31, 2009 December 31, 2008 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 13,547,963 and 8,237,805 common shares on March 31, 2009 and December 31, 2008	(657,509)	(64,220)
Accumulated deficit	(9,350,437)	(9,895,300)
Total stockholders’ equity	3,964,327	4,012,753
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,611,930	$7,632,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated
REVENUE	$2,378,110	$2,220,890

COST OF REVENUE	826,037	825,218

GROSS PROFIT	1,552,073	1,395,672

OPERATING EXPENSES:
Selling general and administrative expenses	1,104,822	1,449,793

INCOME FROM OPERATIONS	447,251	(54,121)

OTHER INCOME (EXPENSES)	(21,293)	(50,235)

INCOME BEFORE INCOME TAXES	425,958	(104,356)

INCOME TAXES (EXPENSE) BENEFIT	118,905	(687,762)

NET INCOME	$544,863	$(792,118)

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	77,778,500	83,088,658

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$544,863	$(792,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	662,882	722,411
Bad debt expense	(11,031)	31,965
(Increase) decrease in:
Accounts receivable	(362,653)	54,268
Prepaid expenses	26	(4,997)
Deferred tax asset	(268,362)	622,188
Increase (decrease) in:
Accounts payable	(66,297)	15,564
Accrued expenses	4,944	25,922
Deferred revenue	113,851	14,341
Accrued income taxes	149,457	65,574

Net cash provided by operating activities	767,680	755,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	31	292
Purchase of property and equipment	(3,000)	-
Purchase of non-compete	(1,000)	(5,000)
Purchase of customer list	(67,398)	(52,333)

Net cash (used in) investing activities	(71,367)	(57,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	27,683
Repayment of notes payable – stockholders	-	(87,010)
Purchase treasury stock	(593,289)
Repayment of notes payable	(174,288)	(635,068)

Net cash (used in) financing activities	(767,577)	(694,395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,264)	3,682

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	527,553	232,249

CASH AND CASH EQUIVALENTS -END OF PERIOD	$456,289	$235,931

See the accompanying notes to the unaudited condensed consolidated financial statements

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2009 and 2008, the Company accrued income taxes (benefit) expense of $(118,905) and $687,762 and paid interest expense of approximately $22,000 and $72,000, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2009, the Company issued no shares of common stock.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED- RESTATED

NOTE  1– RESTATEMENT OF FINANCIAL STATEMENTS

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

Management and the Board of Directors reviewed management’s findings and the Board of Directors concluded that restating the condensed consolidated financial statements for the quarters ended December 31, 2009 is required. The Company is restating for errors identified in its revenue accounts pertaining to the recognition of processing charges and late fees and the related trade accounts receivable and bad debts.   The effects of these restatements are included in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

The correction of the errors noted above increased 2009 first quarter net income by $243,975.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE  1– RESTATEMENT OF FINANCIAL STATEMENTS, continued

The following is a summary of the effects of these changes on the Company’s consolidated statements of income and cash flows:

Consolidated Statements of Income

For the Quarter Ended March 31, 2009	As Previously Reported	Adjustments	As Restated
Revenue	2,541,419	(163,309)	2,378,110
Selling, general and administrative expenses	1,512,106	(407,284)	1,104,822
Income tax benefit (expense)	118,906	(1)	118,905
Net income	300,888	243,975	544,863
Basic and diluted income per share	.00	.01	.01

Consolidated Statements of Cash Flows

For the Quarter Ended March 31, 2009	As Previously Reported	Adjustments	As Restated
Net income	300,888	243,975	544,863
Allowance for doubtful accounts	7,846	(18,877)	(11,031)
Accounts receivable	(137,555)	(225,098)	(362,653)
Deferred income taxes	(268,362)	-	(268,362)

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

For the three months ended March 31, 2009 and March 31, 2008:

	2009	2008
	Restated	Restated
Net income available to common shareholders	$544,863	$(792,118)
Weighted average number of common shares	77,778,500	83,088,658
Basic and diluted income per share	$0.01	$(0.01)

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
UNAUDITED- RESTATED

NOTE 5 – SEGMENT INFORMATION, continued

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2009 and 2008:

March 31, 2009

	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,378,110	$2,378,110
Operating Income (loss)	$(27,115)	$474,366	$447,251
Depreciation and amortization	$-	$662,882	$662,882
Interest expense	$-	$21,884	$21,884
Intangible assets	$-	$5,240,275	$5,240,275
Total assets	$-	$7,611,930	$7,611,930

March 31, 2008

	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,220,890	$2,220,890
Operating Income (loss)	$(43,469)	$(10,652)	$(54,121)
Depreciation and amortization	$-	$722,411	$722,411
Interest expense	$-	$71,686	$71,686
Intangible assets	$-	$6,519,938	$6,519,938
Total assets	$-	$6,680,801	$6,680,801

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
UNAUDITED- RESTATED

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
UNAUDITED- RESTATED

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

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

2008
Net sales	$2,816,990
Gross profit	$1,907,263
Selling, general and administrative expenses	$1,426,907
Net income	$249,190
Basic income per share	$0.00

NOTE 8 – PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended March 31, 2009 and 2008 included the following:

	2009	2008
Current provision:
Federal	$(127,038)	$(55,738)
State	(22,419)	(9,836)
Deferred provision:
Federal	228,108	(528,860)
State	40,254	(93,328)
Total income tax provision	$118,905	$(687,762)

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 8 – PROVISION FOR INCOME TAXES, continued

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Accounts receivable	$22,901	$19,762
Amortization of Intangible assets	3,218,912	2,953,689
Loss carry-forward	-	-
Less valuation allowance	(2,552,420)	(2,552,420)
Deferred tax asset	$689,393	$421,031

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
UNAUDITED- RESTATED

NOTE 11 – NOTES PAYABLE

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
UNAUDITED- RESTATED

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

	For the three months ended March 31, 2009 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$2,378,110	$2,378,110
Cost of revenue	-	826,037	826,037

Gross profit	-	1,552,073	1,552,073

Operating expenses	27,115	1,077,707	1,104,822
Income (loss) from operations	(27,115)	474,366	447,251
Other income (expense)	-	(21,293)	(21,293)

Income (loss) before income taxes	(27,115)	453,073	425,958
Income tax (expense) benefit	118,905	-	118,905

Net income (loss)	$91,790	$453,073	$544,863

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the three months ended March 31, 2008 (unaudited)
	Corporate	Internet	Total
	Restated	Restated	Restated
Revenue	$-	$2,220,890	$2,220,890
Cost of revenue	-	825,218	825,218

Gross profit	-	1,395,672	1,395,672

Operating expenses	43,469	1,406,324	1,449,793
Income (loss) from operations	(43,469)	(10,652)	(54,121)
Other income (expense)	-	(50,235)	(50,235)

Income (loss) before income taxes	(43,469)	(60,887)	(104,356)
Income tax (expense) benefit	(687,762)	-	(687,762)

Net income (loss)	$(731,231)	$(60,887)	$(792,118)

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31, 2009
	Corporate	Internet	Total
	Restated	Restated	Restated
EBITDA	$(27,115)	$1,137,839	$1,110,724
Interest expense	-	(21,884)	(21,884)
Taxes	118,905	-	118,905
Depreciation	-	(8,592)	(8,592)
Amortization	-	(654,290)	(654,290)
Net income (loss)	$91,790	$453,073	$544,863

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the three months ended March 31, 2008
	Corporate	Internet	Total
	Restated	Restated	Restated
EBITDA	$(43,469)	$733,208	$689,739
Interest expense	-	(71,684)	(71,684)
Taxes	(687,762)	-	(687,762)
Depreciation	-	(9,294)	(9,294)
Amortization	-	(713,117)	(713,117)
Net income (loss)	$(731,231)	$(60,887)	$(792,118)

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008 (Unaudited)

REVENUE

Revenue for the three months ended March 31, 2009 increased by $157,220 or 7.1% from $2,220,890 for the three months ended March 31, 2008 to $2,378,110 for the same period in 2009.  Internet sales remained relatively flat primarily due to the addition of Internet customers from the asset acquisitions and offset by additional attrition to broadband service.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations to provide future revenues.

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

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2009 decreased $344,971 or 23.8% from $1,449,793 for the three months ended March 31, 2008 to $1,104,822 for the same period in 2009.  Bad debt expense decreased $264,167 or 66.8% from $395,694 for the three months ended March 31, 2008 to $131,527 for the same period in 2009. Corporate expenses for the three months ended March 31, 2009 and March 31, 2008 consisted primarily of professional fees of $25,781 and 41,700.

INCOME TAXES

For the three months ended March 31, 2009 and March 31, 2008 corporate income tax (expense) benefit of $118,905 and $(687,762) were accrued.

GAIN ON SALE OF ASSETS

A gain was recognized on the sale of the assets of Sitestar Applied Technologies, Inc. to Servatus Development, LLC of $19,551 for the three months ended March 31, 2008.  This represents, per the Definitive Purchase Agreement between the parties, 20% of the gross revenue of Servatus Development, LLC for the three months ended March 31, 2008.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2009 decreased by $49,800 or 69.5% from $71,684 for the three months ended March 31, 2008 to $21,884 for the same period in 2009.  This decrease is a result of reducing debt to finance the acquisition of additional customers.

MARCH 31, 2009 (Unaudited) COMPARED TO DECEMBER 31, 2008 (Audited)

FINANCIAL CONDITION

Net accounts receivable increased $373,684 or 103.5% from $361,056 on December 31, 2008 to $734,740 on March 31, 2009.  This increase is substantially due to the addition of customers from acquisitions.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $31 or 0.04% from $70,443 on December 31, 2008 to $70,412 on March 31, 2009.  Accounts payable decreased by $66,297 or 82.0% from $80,892 on December 31, 2008 to $14,595 on March 31, 2009. Accrued expenses increased by $4,944 or 5.2% from $94,882 on December 31, 2008 to $99,826 on March 31, 2009.

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deferred revenue increased by $113,851 or 9.8% from $1,157,597 on December 31, 2008 to $1,271,448 on March 31, 2009 representing increased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $84,288 or 14.8% from $569,372 on December 31, 2008 to $485,084 on March 31, 2009.  This is due to the curtailment of term notes financing the purchase of customer bases.  Long-term notes payable decreased $90,000 or 9.8% from $915,615 on December 31, 2008 to $825,615 on March 31, 2009. This is due to the curtailment of term notes financing the purchase of customer bases.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $456,289 and $527,553 at March 31, 2009 and at December 31, 2008.  EBITDA was $1,110,724 for the three months ended March 31, 2009 as compared to $689,739 for the same period in 2008.

	2009	2008
EBITDA for the three months ended March 31,	$1,110,724	$689,739
Interest expense	(21,884)	(71,684)
Taxes	118,905	(687,762)
Depreciation	(8,592)	(9,294)
Amortization	(654,290)	(713,117)
Net income for the three months ended March 31,	$544,863	$(792,118)

The aging of accounts receivable as of March 31, 2009 and December 31, 2008 is as shown:

	2009		2008
Current	$448,191	61%	$213,023	59%
30 < 60	154,295	21%	79,432	22%
60+	132,254	18%	68,601	19%
Total	$734,740	100%	$361,056	100%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures.  We identified a material weaknesses in our internal control over financial reporting with respect to recognition of processing charges and late fees for customers cut off from internet service because of the collectability of those charges is not reasonably assured, namely, that the Company did not have adequately designed procedures to calculate or review the processing charges and late fees for customers and with respect to ongoing monitoring does not always occur in the ordinary course of operations, namely, that the Company's financial accounting and reporting functions are not properly segregated and no monitoring system consistently exists to mitigate the risk of financial statement error.  Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

Item 4. Controls and Procedures, continued

As of May 21, 2010, the Company began evaluating the aforementioned weaknesses and is remediating the deficiencies with additional procedures and controls including additional personnel training.  In connection with this amended Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SITESTAR CORPORATION

Date: August 16, 2010	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: August 16, 2010	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)