Form 10-Q/A
period 2009-06-30
SITESTAR CORP
filed 2010-08-16
CIK 1096934

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
Yes ☐ No ☒

SITESTAR CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 initially filed with the Securities and Exchange Commission on October 9, 2009 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of June 30, 2009, and the related Consolidated Statements of Income for the three and six months ended June 30, 2009 and, Consolidated Statement of Cash Flows for the six months ended June 30, 2009 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to revenue recognition as filed for the year ended December 31, 2009.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Selected Financial Data, are restated. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2009 Form 10-Q was filed.

 SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	4-5

Condensed Consolidated Statements of Income for the three months ended June 30, 2009 and 2008 (unaudited)	6

Condensed Consolidated Statements of Income for the six months ended June 30, 2009 and 2008 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	8-9

Notes to unaudited Condensed Consolidated Financial Statements	10-27

Item 2. Management's Discussion and Analysis	28-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35-36

Part II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37-38

SIGNATURES	38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS

	2009	2008
	(Unaudited)
	Restated	Restated
CURRENT ASSETS
Cash and cash equivalents	$888,167	$527,553
Accounts receivable, net of allowance of $35,709 and $49,405	770,122	361,056
Prepaid expenses	1,297	1,227
Total current assets	1,659,586	889,836

PROPERTY AND EQUIPMENT, net	210,984	225,212
CUSTOMER LIST, net of accumulated amortization of $9,129,655 and $7,973,341	3,105,498	4,224,414
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED INCOME TAXES	811,161	421,031
OTHER ASSETS	501,290	583,637

TOTAL ASSETS	$7,577,078	$7,632,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
JUNE 30, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
	(Unaudited)
	Restated	Restated
CURRENT LIABILITIES

Accounts payable	$149,747	$80,892
Accrued income taxes	561,210	262,297
Accrued expenses	87,500	94,882
Deferred revenue	1,173,076	1,157,597
Notes payable	417,114	569,372

Total current liabilities	2,388,647	2,165,040

NOTES PAYABLE, less current portion	750,615	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	484,296	539,281

TOTAL LIABILITIES	3,623,558	3,619,936

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 77,771,500 and 83,088,658 shares issued and outstanding on June 30, 2009 December 31, 2008 respectively	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 13,507,963 and 8,237,805 common shares on June 30, 2009 and December 31, 2008	(657,876)	(64,220)
Accumulated deficit	(9,360,877)	(9,895,300)

Total stockholders’ equity	3,953,520	4,012,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,577,078	$7,632,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated
REVENUE	$2,051,732	$2,184,986

COST OF REVENUE	846,685	562,583

GROSS PROFIT	1,205,047	1,622,403

OPERATING EXPENSES:
Selling general and administrative expenses	1,158,512	780,742

INCOME FROM OPERATIONS	46,535	841,661

OTHER INCOME (EXPENSES)	(29,288)	(36,297)

INCOME BEFORE INCOME TAXES	17,247	805,364

INCOME TAXES (EXPENSE) BENEFIT	(27,688)	134,477

NET INCOME (LOSS)	$(10,441)	$939,841

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	77,771,500	83,088,658

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated
REVENUE	$4,429,842	$4,405,877

COST OF REVENUE	1,672,721	1,387,801

GROSS PROFIT	2,757,121	3,018,076

OPERATING EXPENSES:
Selling general and administrative expenses	2,263,334	2,230,535

INCOME FROM OPERATIONS	493,787	787,541

OTHER INCOME (EXPENSES)	(50,581)	(86,532)

INCOME BEFORE INCOME TAXES	443,206	701,009

INCOME TAXES (EXPENSE) BENEFIT	91,218	(553,285)

NET INCOME	$534,424	$147,724

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	77,771,500	83,088,658

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$534,424	$147,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,287,293	1,486,286
Bad debt expense	(13,696)	38,972
(Increase) decrease in:
Accounts receivable	(395,370)	(419,528)
Prepaid expenses	(70)	(27,434)
Deferred tax asset	(390,130)	422,137
Increase (decrease) in:
Accounts payable	68,855	(43,686)
Accrued expenses	(7,382)	(17,474)
Deferred revenue	15,479	4,207
Accrued income taxes	298,913	131,148

Net cash provided by operating activities	1,398,316	1,722,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(405)	500
Purchase of property and equipment	(3,000)	(12,000)
Purchase of non-compete	(1,000)	(70,000)
Purchase of customer list	(67,398)	(648,875)

Net cash (used in) investing activities	(71,803)	(730,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	350,855
Repayment of notes payable – stockholders	(54,985)	(87,010)
Purchase treasury stock	(593,656)
Repayment of notes payable	(317,258)	(1,140,680)

Net cash (used in) financing activities	(965,899)	(876,835)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	360,614	115,142

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	527,553	232,249

CASH AND CASH EQUIVALENTS -END OF PERIOD	$888,167	$347,391

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (continued)
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2009 and 2008, the Company accrued income taxes (benefit) expense of $(91,218) and $553,285 and paid interest expense of approximately $48,000 and $111,000, respectively.

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

Management and the Board of Directors reviewed management’s findings and the Board of Directors concluded that restating the condensed consolidated financial statements for the quarters ended December 31, 2009 is required. The Company is restating for errors identified in its revenue accounts pertaining to the recognition of processing charges and late fees and the related trade accounts receivable and bad debts.   The effects of these restatements are included in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

The correction of the errors noted above increased 2009 six months net income by $209,388.

The following is a summary of the effects of these changes on the Company’s consolidated statements of income and cash flows:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Statements of Income

For the Quarter Ended June 30, 2009	As Previously Reported	Adjustments	As Restated
Revenue	2,291,192	(239,460)	2,051,732
Selling, general and administrative expenses	1,363,384	(204,872)	1,158,512
Income tax benefit (expense)	(27,688)	-	(27,688)
Net income	24,147	(34,588)	(10,441)
Basic and diluted income per share	.00	-	.00

Consolidated Statements of Income

For the Six Months Ended June 30, 2009	As Previously Reported	Adjustments	As Restated
Revenue	4,832,611	(402,769)	4,429,842
Selling, general and administrative expenses	2,875,491	(612,157)	2,263,334
Income tax benefit (expense)	91,218	-	91,218
Net income	325,036	209,388	534,424
Basic and diluted income per share	.00	.01	.01

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009	As Previously Reported	Adjustments	As Restated
Net income	325,036	209,388	534,424
Allowance for doubtful accounts	4,119	(17,815)	(13,696)
Accounts receivable	(203,799))	(191,571)	(395,370)
Accrued income taxes	298,913	(1)	298,912

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

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

For the six months ended June 30, 2009 and June 30, 2008:

	2009	2008
Net income available to common shareholders	$534,424	$147,724
Weighted average number of common shares	77,771,500	83,088,658
Basic and diluted income per share	$0.01	$0.00

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2009 and 2008:

	June 30, 2009
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,051,732	$2,051,732
Operating Income (loss)	$(52,500)	$99,035	$46,535
Depreciation and amortization	$-	$624,409	$624,409
Interest expense	$-	$26,567	$26,567
Intangible assets	$-	$4,624,501	$4,624,501
Total assets	$-	$7,577,078	$7,577,078

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 5 – SEGMENT INFORMATION, continued

	June 30, 2008
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,184,986	$2,184,986
Operating Income (loss)	$(26,239)	$806,981	$780,742
Depreciation and amortization	$-	$763,876	$763,876
Interest expense	$-	$38,832	$38,832
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$7,390,995	$7,390,995

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2009 and 2008:

	June 30, 2009
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$4,429,842	$4,429,842
Operating Income (loss)	$(79,615)	$573,402	$493,787
Depreciation and amortization	$-	$1,287,293	$1,287,293
Interest expense	$-	$48,451	$48,451
Intangible assets	$-	$4,624,501	$4,624,501
Total assets	$-	$7,577,078	$7,577,078

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 5 – SEGMENT INFORMATION, continued

	June 30, 2008
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$4,405,877	$4,405,877
Operating Income (loss)	$(69,708)	$857,249	$787,541
Depreciation and amortization	$-	$1,486,286	$1,486,286
Interest expense	$-	$110,518	$110,518
Intangible assets	$-	$6,427,429	$6,427,429
Total assets	$-	$7,390,995	$7,390,995

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

2009
Net sales	$5,222,828
Gross profit	$3,826,474
Selling, general and administrative expenses	$3,000,953
Net income	$738,989
Basic income per share	$0.01

NOTE 8 – PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the six months ended June 30, 2009 and 2008 included the following:

	2009	2008
Current provision:
Federal	$254,075	$(111,476)
State	44,837	(19,672)
Deferred provision:
Federal	(331,611)	(358,816)
State	(58,519)	(63,321)
Total income tax provision	$(91,218)	$(553,285)

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 8 – PROVISION FOR INCOME TAXES, continued

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2009 and December 31, 2008 are as follows:
	2009	2008
	Restated	Restated
Accounts receivable	$21,411	$19,762
Amortization of Intangible assets	3,342,170	2,953,689
Less valuation allowance	(2,552,420)	(2,552,420)
Deferred tax asset	$811,161	$421,031

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

	For the six months ended June 30, 2009 (unaudited)
	Corporate	Internet	Total
	Restated	Restated	Restated
Revenue	$-	$4,429,842	$4,429,842
Cost of revenue	-	1,672,721	1,672,721

Gross profit	-	2,757,121	2,757,121

Operating expenses	79,615	2,183,719	2,263,334
Income (loss) from operations	(79,615)	573,402	493,787
Other income (expense)	-	(50,581)	(50,581)

Income (loss) before income taxes	(79,615)	522,821	443,206
Income taxes	(91,218)	-	(91,218)

Net income (loss)	$11,603	$522,821	$534,424

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2008 (unaudited)
	Corporate	Internet	Total
	Restated	Restated	Restated
Revenue	$-	$4,405,877	$4,405,877
Cost of revenue	-	1,387,801	1,387,801

Gross profit	-	3,018,076	3,018,076

Operating expenses	69,708	2,160,827	2,230,535
Income (loss) from operations	(69,708)	857,249	787,541
Other income (expense)	-	(86,532)	(86,532)

Income (loss) before income taxes	(69,708)	770,717	701,009
Income taxes	553,285	-	553,285

Net income (loss)	$(622,993)	$770,717	$147,724

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2009 and 2008.

For the six months ended June 30, 2009

	Corporate	Internet	Total
	Restated	Restated	Restated
EBITDA	$(79,615)	$1,858,565	$1,778,950
Interest expense	-	(48,451)	(48,451)
Taxes	91,218	-	91,218
Depreciation	-	(17,228)	(17,228)
Amortization	-	(1,270,065)	(1,270,065)
Net income (loss)	$11,603	$522,821	$534,424

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

                                                 For the six months ended June 30, 2008

	Corporate	Internet	Total
	Restated	Restated	Restated
EBITDA	$(69,708)	$2,367,521	$2,297,813
Interest expense	-	(110,518)	(110,518)
Taxes	(553,285)	-	(553,285)
Depreciation	-	(19,118)	(19,118)
Amortization	-	(1,467,168)	(1,467,168)
Net income (loss)	$(622,993)	$770,717	$147,724

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008 (Unaudited)

REVENUE

Revenue for the six months ended June 30, 2009 increased by $23,965 or 0.5% from $4,405,877 for the six months ended June 30, 2008 to $4,429,842 for the same period in 2009.  Internet sales increased primarily due to the addition of Internet customers from asset acquisitions and offset in part by customer attrition to broadband services.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations to provide future revenues.

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

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2009 increased $32,799 or 1.5% from $2,230,535 for the six months ended June 30, 2008 to $2,263,334 for the same period in 2009.  Amortization expense decreased $197,103 or 13.4% from $1,467,168 for the six months ended June 30, 2008 to $1,270,065 for the same period in 2009.  Wages decreased $71,678 or 19.1% from $375,950 for the six months ended June 30, 2008 to $304,272 for the same period in 2009.  These decreases were offset in part by an increase in bad debt expense of $273,401 or 642.7% from $42,539 for the six months ended June 30, 2008 to $315,940 for the same period in 2009. Corporate expenses for the six months ended June 30, 2009 and June 30, 2008 consisted primarily of professional fees of $74,303 and 65,466.

INCOME TAXES

For the six months ended June 30, 2009 and June 30, 2008 corporate income tax (expense) benefit of $91,218 and $(553,285) were accrued.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2009 decreased by $62,067 or 56.2% from $110,518 for the six months ended June 30, 2008 to $48,451 for the same period in 2009.  This decrease is a result of reducing debt to finance the acquisition of additional customers.

JUNE 30, 2009 (Unaudited) COMPARED TO DECEMBER 31, 2008 (Audited)

FINANCIAL CONDITION

Net accounts receivable increased $409,066 or 113.3% from $361,056 on December 31, 2008 to $770,122 on June 30, 2009.  This increase is substantially due to the addition of customers from acquisitions.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which increased by $607 or 0.9% from $70,239 on December 31, 2008 to $70,846 on June 30, 2009.  Accounts payable increased by $68,855 or 85.1% from $80,892 on December 31, 2008 to $149,747 on June 30, 2009. Accrued expenses decreased by $7,382 or 7.7% from $94,882 on December 31, 2008 to $87,500 on June 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $888,167 and $527,553 at June 30, 2009 and at December 31, 2008.  EBITDA was $1,778,950 for the six months ended June 30, 2009 as compared to $2,297,813 for the same period in 2008.

	2009	2008
EBITDA for the six months ended June 30,	$1,778,950	$2,297,813
Interest expense	(48,451)	(110,518)
Taxes	91,218	(553,285)
Depreciation	(17,228)	(19,118)
Amortization	(1,270,065)	(1,467,168)
Net income for the six months ended June 30,	$534,424	$147,724

The aging of accounts receivable as of June 30, 2009 and December 31, 2008 is as shown:

	2009		2008
Current	$515,982	67%	$213,023	59%
30 < 60	123,220	16%	79,432	22%
60+	130,920	17%	68,601	19%
Total	$770,122	100%	$361,056	100%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures.  We identified a material weaknesses in our internal control over financial reporting with respect to recognition of processing charges and late fees for customers cut off from internet service because of the collectability of those charges is not reasonably assured, namely, that the Company did not have adequately designed procedures to calculate or review the processing charges and late fees for customers and with respect to ongoing monitoring does not always occur in the ordinary course of operations, namely, that the Company's financial accounting and reporting functions are not properly segregated and no monitoring system consistently exists to mitigate the risk of financial statement error.  Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

SITESTAR CORPORATION

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

As previously reported, there was no change in our internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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