Form 10-Q/A
period 2009-09-30
SITESTAR CORP
filed 2010-08-16
CIK 1096934

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

SITESTAR CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 initially filed with the Securities and Exchange Commission on November 13, 2009 is being filed to reflect restatements of Sitestar Corporation‘s Consolidated Balance Sheets as of September 30, 2009, and the related Consolidated Statements of Income for the three and nine months ended September 30, 2009 and, Consolidated Statement of Cash Flows for the nine months ended Se[tember 30, 2009 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to revenue recognition as filed for the year ended December 31, 2009.  In addition, results for 2008 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Selected Financial Data, are restated. Sitestar Corporation is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2009 Form 10-Q was filed.

 SITESTAR CORPORATION

Index
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	4-5

	Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008	6

	Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	8-9

	Notes to Condensed Consolidated Financial Statements	10-29

Item 2.	Management's Discussion and Analysis	30-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37-38

Part II.	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS

	2009	2008
	Unaudited
	Restated	Restated
CURRENT ASSETS
Cash and cash equivalents	$787,125	$527,553
Accounts receivable, net of allowance of $16,849 and $49,405	683,995	361,056
Prepaid expenses	1,382	1,227

Total current assets	1,472,502	889,836

PROPERTY AND EQUIPMENT, net	202,350	225,212
CUSTOMER LIST, net of accumulated amortization of $9,688,705 and $7,973,341	2,546,448	4,224,414
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED INCOME TAXES	501,454	421,031
OTHER ASSETS	460,543	583,637

TOTAL ASSETS	$6,471,856	$7,632,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
	Unaudited
	Restated	Restated
CURRENT LIABILITIES
Accounts payable	$106,286	$80,892
Accrued income taxes	289,947	262,297
Accrued expenses	94,187	94,882
Deferred revenue	1,086,175	1,157,597
Notes payable	347,429	569,372

Total current liabilities	1,924,024	2,165,040

NOTES PAYABLE, less current portion	700,615	915,615
NOTES PAYABLE - STOCKHOLDERS, less current portion	476,296	539,281

TOTAL LIABILITIES	3,100,935	3,619,936

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 77,771,500 and 83,088,658 shares issued and outstanding on September 30, 2009 December 31, 2008 respectively	84,526	91,326
Additional paid-in capital	13,887,747	13,880,947
Treasury stock, at cost, 15,037,758 and 8,237,805 common shares on September 30, 2009 and December 31, 2008	(731,426)	(64,220)
Accumulated deficit	(9,869,926)	(9,895,300)

Total stockholders’ equity	3,370,921	4,012,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,471,856	$7,632,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated

REVENUE	$1,696,807	$2,147,890

COST OF REVENUE	695,157	709,708

GROSS PROFIT	1,001,650	1,438,182

OPERATING EXPENSES:
Selling general and administrative expenses	1,030,490	1,705,075

INCOME (LOSS) FROM OPERATIONS	(28,840)	(266,893)

OTHER INCOME (EXPENSES)	(21,045)	(32,439)

INCOME (LOSS) BEFORE INCOME TAXES	(49,885)	(299,332)

INCOME TAXES (EXPENSE) BENEFIT	(459,163)	124,685

NET INCOME (LOSS)	$(509,048)	$(174,647)

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	77,771,500	83,088,658

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	Restated	Restated

REVENUE	$6,126,649	$6,553,767

COST OF REVENUE	2,367,879	2,097,509

GROSS PROFIT	3,758,770	4,456,258

OPERATING EXPENSES:
Selling general and administrative expenses	3,293,824	3,935,611

INCOME FROM OPERATIONS	464,946	520,647

OTHER INCOME (EXPENSES)	(71,626)	(118,971)

INCOME BEFORE INCOME TAXES	393,320	401,676

INCOME TAXES (EXPENSE) BENEFIT	(367,946)	(428,600)

NET INCOME (LOSS)	$25,374	$(26,924)

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	77,771,500	83,088,658

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	Restated	Restated
Net income (loss)	$25,374	$(26,924)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,895,893	2,223,989
Bad debt expense	(32,556)	31,107
(Increase) decrease in:
Accounts receivable	(290,383)	277,500
Prepaid expenses	(155)	15,084
Deferred tax asset	(80,423)	231,878
Increase (decrease) in:
Accounts payable	25,394	(56,305)
Accrued expenses	(695)	(31,673)
Deferred revenue	(71,422)	(96,576)
Accrued income taxes	27,650	196,722

Net cash provided by operating activities	1,498,677	2,764,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(573)	1,081
Purchase of property and equipment	(3,000)	(32,000)
Purchase of non-compete	(1,000)	(80,000)
Purchase of customer list	(67,398)	(935,322)

Net cash (used in) investing activities	(71,971)	(1,046,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	559,729
Repayment of notes payable – stockholders	(62,985)	(147,406)
Purchase treasury stock	(667,206)	-
Repayment of notes payable	(436,943)	(2,073,938)

Net cash (used in) financing activities	(1,167,134)	(1,661,615)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	259,572	56,946

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	527,553	232,249

CASH AND CASH EQUIVALENTS -END OF PERIOD	$787,125	$289,195

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

Management and the Board of Directors reviewed management’s findings and the Board of Directors concluded that restating the condensed consolidated financial statements for the quarters ended December 31, 2009 is required. The Company is restating for errors identified in its revenue accounts pertaining to the recognition of processing charges and late fees and the related trade accounts receivable and bad debts.   The effects of these restatements are included in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009.

The correction of the errors noted above decreased 2009 nine months net income by $413,807.

The following is a summary of the effects of these changes on the Company’s consolidated statements of income and cash flows:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Statements of Income

For the Quarter Ended September 30, 2009	As Previously Reported	Adjustments	As Restated
Revenue	2,012,619	(315,812)	1,696,807
Selling, general and administrative expenses	1,219,689	(189,199)	1,030,490
Income tax benefit (expense)	37,417	(496,580)	(459,163)
Net income	114,145	(623,193)	(509,048)
Basic and diluted income per share	.00	.01	.01

Consolidated Statements of Income

For the Nine Months Ended September 30, 2009	As Previously Reported	Adjustments	As Restated
Revenue	6,845,230	(718,581)	6,126,649
Selling, general and administrative expenses	4,095,179	(801,355)	3,293,824
Income tax benefit (expense)	128,635	(496,581)	(367,946)
Net income	439,181	(413,807)	25,374
Basic and diluted income per share	.00	-	.00

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009	As Previously Reported	Adjustments	As Restated
Net income	439,181	(413,807)	25,374
Allowance for doubtful accounts	1,869	(34,425)	(32,556)
Accounts receivable	(242,034)	(48,349)	(290,383)
Accrued income taxes	27,650	-	27,650

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

For the nine months ended September 30, 2009 and 2008:

	2009	2008
	Restated	Restated
Net income available to common shareholders	$25,374	$(26,924)
Weighted average number of common shares	77,771,500	83,088,658
Basic and diluted income per share	$0.00	$0.00

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 4 – COMMON STOCK

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2009 and 2008:

	September 30, 2009
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$1,696,807	$1,696,807
Operating Income (loss)	$(13,841)	$(14,999)	$(28,840)
Depreciation and amortization	$-	$608,601	$608,601
Interest expense	$-	$17,842	$17,842
Intangible assets	$-	$4,024,534	$4,024,534
Total assets	$-	$6,471,856	$6,471,856

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 5 – SEGMENT INFORMATION, continued

	September 30, 2008
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$2,147,890	$2,147,890
Operating Income (loss)	$(19,185)	$(247,708)	$(266,893)
Depreciation and amortization	$-	$737,703	$737,703
Interest expense	$-	$34,069	$34,069
Intangible assets	$-	$5,998,095	$5,998,095
Total assets	$-	$6,369,543	$6,369,543

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2009 and 2008:

	September 30, 2009
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$6,126,649	$6,126,649
Operating Income (loss)	$(93,456)	$558,402	$464,946
Depreciation and amortization	$-	$1,895,893	$1,895,893
Interest expense	$-	$66,293	$66,293
Intangible assets	$-	$4,024,534	$4,024,534
Total assets	$-	$6,471,856	$6,471,856

	September 30, 2008
	Corporate	Internet	Consolidated
	Restated	Restated	Restated
Revenue	$-	$6,553,767	$6,553,767
Operating Income (loss)	$(88,893)	$609,540	$520,647
Depreciation and amortization	$-	$2,223,989	$2,223,989
Interest expense	$-	$144,587	$144,587
Intangible assets	$-	$5,998,095	$5,998,095
Total assets	$-	$6,369,543	$6,369,543

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
UNAUDITED- RESTATED

NOTE 6 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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

2009
Net sales	$7,740,548
Gross profit	$5,612,975
Selling, general and administrative expenses	$4,369,460
Net income	$1,169,432
Basic income per share	$0.01

NOTE 8 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the nine months ended September 30, 2009 and 2008 included the following:

	2009	2008
Current provision:
Federal	$381,113	$167,214
State	67,256	29,508
Deferred provision:
Federal	(68,359)	197,096
State	(12,064)	34,782

Total income tax provision	$367,946	$428,600

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED- RESTATED

NOTE 8 -- PROVISION FOR INCOME TAXES, continued

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Accounts receivable	$20,510	$19,762
Amortization of Intangible assets	3,033,364	2,953,689
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$501,454	$421,031

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

NOTE 11 - NOTES PAYABLE

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

	For the nine months ended September 30, 2009 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$6,126,649	$6,126,649
Cost of revenue	-	2,367,879	2,367,879

Gross profit	-	3,758,770	3,758,770

Operating expenses	93,456	3,200,368	3,293,824

Income (loss) from operations	(93,456)	558,402	464,946
Other income (expense)	-	(71,626)	(71,626)

Income (loss) before income taxes	(93,456)	486,776	393,320
Income taxes expense (benefit)	367,946	-	367,946

Net income (loss)	$(461,402)	$486,776	$25,374

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the nine months ended September 30, 2008 (unaudited)
	Corporate	Internet	Total
Revenue	$-	$6,553,767	$6,553,767
Cost of revenue	-	2,097,509	2,097,509

Gross profit	-	4,456,258	4,456,258

Operating expenses	88,893	3,846,718	3,935,611

Income (loss) from operations	(88,893)	609,540	520,647
Other income (expense)	-	(118,971)	(118,971)

Income (loss) before income taxes	(88,893)	490,569	401,676
Income taxes	428,600	-	428,600

Net income (loss)	$(517,493)	$490,569	$(26,924)

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the nine months ended September 30, 2009
	Corporate	Internet	Total
EBITDA	$(93,456)	$2,448,962	$2,355,506
Interest expense	-	(66,293)	(66,293)
Taxes	(367,946)	-	(367,946)
Depreciation	-	(25,862)	(25,862)
Amortization	-	(1,870,031)	(1,870,031)

Net income (loss)	$(461,402)	$486,776	$25,374

	For the nine months ended September 30, 2008
	Corporate	Internet	Total
EBITDA	$(88,893)	$2,859,145	$2,770,252
Interest expense	-	(144,587)	(144,587)
Taxes	(428,600)	-	(428,600)
Depreciation	-	(31,039)	(31,039)
Amortization	-	(2,192,950)	(2,192,950)

Net income (loss)	$(517,493)	$490,569	$(26,924)

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008 (Unaudited)

REVENUE

Revenue for the nine months ended September 30, 2009 decreased by $427,118 or 6.5% from $6,553,767 for the nine months ended September 30, 2008 to $6,126,649 for the same period in 2009.  Internet sales decreased primarily due to customer attrition to broadband services and offset in part by the addition of Internet customers from asset acquisitions.  To help offset this decline in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations.

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2009 decreased $641,787 or 16.3% from $3,935,611 for the nine months ended September 30, 2008 to $3,293,824 for the same period in 2009.  This decrease is a reflection of lower revenue and associated variable costs.  Amortization expense decreased $322,919 or 14.7% from $2,192,950 for the nine months ended September 30, 2008 to $1,870,031 for the same period in 2009.  Wages decreased $67,384 or 12.5% from $540,046 for the nine months ended September 30, 2008 to $472,662 for the same period in 2009.  Bad debt expense decreased $234,500 or 34.8% from $674,757 for the nine months ended September 30, 2008 to $440,257 for the same period in 2009. Corporate expenses for the nine months ended September 30, 2009 and September 30, 2008 consisted primarily of professional fees of $86,243 and $81,882.

INCOME TAXES

For the nine months ended September 30, 2009 and September 30, 2008 corporate income tax (expense) benefit of $(367,946) and $(428,600) were accrued.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2009 decreased by $78,294 or 54.2% from $144,587 for the nine months ended September 30, 2008 to $66,293 for the same period in 2009.  This decrease is a result of reducing debt to finance the acquisition of additional customers.

SEPTEMBER 30, 2009 (Unaudited) COMPARED TO DECEMBER 31, 2008 (Audited)

FINANCIAL CONDITION

Net accounts receivable increased $322,939 or 89.4% from $361,056 on December 31, 2008 to $683,995 on September 30, 2009.  This increase is substantially due to the addition of customers from acquisitions.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which increased by $777 or 1.1% from $70,239 on December 31, 2008 to $71,016 on September 30, 2009.  Accounts payable increased by $25,394 or 31.4% from $80,892 on December 31, 2008 to $106,286 on September 30, 2009. Accrued expenses decreased by $695 or 0.7% from $94,882 on December 31, 2008 to $94,187 on September 30, 2009.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Deferred revenue decreased by $71,422 or 6.2% from $1,157,597 on December 31, 2008 to $1,086,175 on September 30, 2009 representing decreased volume of customer accounts that have been prepaid. The current portion of notes payable decreased $221,943 or 39.0% from $569,372 on December 31, 2008 to $347,429 on September 30, 2009.  This is due to the curtailment of term notes financing the purchase of customer bases.  Long-term notes payable decreased $215,000 or 23.5% from $915,615 on December 31, 2008 to $700,615 on September 30, 2009. This is due to the curtailment of term notes financing the purchase of customer bases. Long-term notes payable to shareholders decreased $62,985 or 11.7% from $539,281 on December 31, 2008 to $476,296 on September 30, 2009.  This is due primarily to the early payoff of one note.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $787,125 and $527,553 at September 30, 2009 and at December 31, 2008.  EBITDA was $2,355,506 for the nine months ended September 30, 2009 as compared to $2,770,252 for the same period in 2008.

	2009	2008
EBITDA for the nine months ended September 30,	$2,355,506	$2,770,252
Interest expense	(66,293)	(144,587)
Taxes	(367,946)	(428,600)
Depreciation	(25,862)	(31,039)
Amortization	(1,870,031)	(2,192,950)
Net income for the nine months ended September 30,	$25,374	$(26,924)

The aging of accounts receivable as of September 30, 2009 and December 31, 2008 is as shown:

	2009		2008
Current	$444,597	65%	$213,023	59%
30 < 60	116,279	17%	79,432	22%
60+	123,119	18%	68,601	19%

Total	$683,995	100%	$361,056	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Item 4.    Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures.  We identified a material weaknesses in our internal control over financial reporting with respect to recognition of processing charges and late fees for customers cut off from internet service because of the collectability of those charges is not reasonably assured, namely, that the Company did not have adequately designed procedures to calculate or review the processing charges and late fees for customers and with respect to ongoing monitoring does not always occur in the ordinary course of operations, namely, that the Company's financial accounting and reporting functions are not properly segregated and no monitoring system consistently exists to mitigate the risk of financial statement error.  Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

SITESTAR CORPORATION

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

As previously reported, there was no change in our internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Daniel A. Judd Chief Financial Officer (Principal Financial Office