Form 10-Q
period 2010-06-30
SITESTAR CORP
filed 2010-08-16
CIK 1096934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

 As of August 13, 2010, the issuer had 91,326,463 shares of common stock issued and 75,239,705 outstanding.

 SITESTAR CORPORATION

Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3-4

	Condensed Consolidated Statements of Income for the three months ended June 30, 2010 and 2009	5

	Condensed Consolidated Statements of Income for the six months ended June 30, 2010 and 2009	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	7-8

	Notes to Condensed Consolidated Financial Statements	9-18

Item 2.	Management's Discussion and Analysis	18-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25-26

Part II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS

	2010	2009
CURRENT ASSETS	Unaudited
Cash and cash equivalents	$1,150,484	$1,090,807
Accounts receivable, net of allowance of $9,387 and $14,316	178,443	455,773
Prepaid expenses	181,072	1,430

Total current assets	1,509,999	1,548,010

PROPERTY AND EQUIPMENT, net	185,780	193,715
CUSTOMER LIST, net of accumulated amortization of $11,185,178 and $10,216,778	1,049,975	2,018,375
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	848,339	760,861
OTHER ASSETS	315,281	496,314

TOTAL ASSETS	$5,197,933	$6,305,834

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
JUNE 30, 2010 AND DECEMBER 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
CURRENT LIABILITIES	Unaudited
Accounts payable	$54,577	$131,598
Accrued income taxes	155,815	414,815
Accrued expenses	44,908	29,052
Deferred revenue	698,700	861,235
Notes payable	900,615	900,615

Total current liabilities	1,854,615	2,337,315

NOTES PAYABLE, less current portion	-	-
NOTES PAYABLE - STOCKHOLDERS, less current portion	267,072	547,245

TOTAL LIABILITIES	2,121,687	2,884,560

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2010 and 2009 and 75,199,705 and 76,199,705 shares outstanding in 2010 and 2009	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 16,126,758 and 15,126,758 common shares	(775,124)	(735,696)
Accumulated deficit	(10,120,903)	(9,815,303)

Total stockholders’ equity	3,076,246	3,421,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,197,933	$6,305,834

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
REVENUE	$1,296,598	$2,051,732

COST OF REVENUE	593,580	846,685

GROSS PROFIT	703,018	1,205,047

OPERATING EXPENSES:
Selling general and administrative expenses	845,572	1,158,512

INCOME (LOSS) FROM OPERATIONS	(142,554)	46,535

OTHER INCOME (EXPENSES)	(5,217)	(29,288)

INCOME (LOSS) BEFORE INCOME TAXES	(147,771)	17,247

INCOME TAXES (EXPENSE) BENEFIT	(165,867)	(27,688)

NET INCOME (LOSS)	$(313,638)	$(10,441)

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	75,231,353	77,766,500

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE	$2,758,610	$4,429,842

COST OF REVENUE	1,251,309	1,672,721

GROSS PROFIT	1,507,301	2,757,121

OPERATING EXPENSES:
Selling general and administrative expenses	1,623,892	2,263,334

INCOME (LOSS) FROM OPERATIONS	(116,591)	493,787

OTHER INCOME (EXPENSES)	(32,718)	(50,581)

INCOME (LOSS) BEFORE INCOME TAXES	(149,309)	443,206

INCOME TAXES EXPENSE (BENEFIT)	156,289	(91,218)

NET INCOME (LOSS)	$(305,598)	$534,424

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	75,399,401	77,766,500

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(305,598)	$534,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,053,864	1,287,293
Allowance for doubtful accounts	(4,929)	(13,696)
(Increase) decrease in:
Accounts receivable	282,259	(395,370)
Prepaid expenses	(179,642)	(70)
Other assets	101,741	137,711
Deferred tax asset	(87,478)	(390,130)
Increase (decrease) in:
Accounts payable	(77,021)	(68,855)
Accrued expenses	15,856	(7,382)
Deferred revenue	(162,535)	15,479
Accrued income taxes	(259,000)	298,912

Net cash provided by operating activities	377,517	1,398,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	1,761	(403)
Purchase of property and equipment	-	(3,000)
Purchase of non-compete	-	(1,000)
Purchase of customer list	-	(67,398)

Net cash provided by (used in) investing activities	1,761	(71,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(280,173)	(54,984)
Purchase treasury stock	(39,428)	(593,657)
Repayment of notes payable	-	(317,258)

Net cash (used in) financing activities	(319,601)	(965,900)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	59,677	360,614

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	1,090,807	527,553

CASH AND CASH EQUIVALENTS -END OF PERIOD	$1,150,484	$888,167

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2010 and 2009, the Company used cash to pay income taxes of $489,000 and $0 and paid interest expense of approximately $20,000 and $48,000, respectively.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 – EARNINGS PER SHARE

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

For the three months ended June 30, 2010 and 2009:

	2010	2009
Net income (loss) available to common shareholders	$(313,638)	$(10,441)
Weighted average number of common shares	75,231,353	77,766,500
Basic and diluted income per share	$0.00	$0.00

For the six months ended June 30, 2010 and 2009:

	2010	2009
Net income (loss) available to common shareholders	$(305,598)	$534,424
Weighted average number of common shares	75,399,401	77,766,500
Basic and diluted income per share	$0.00	$0.01

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2010, the Company issued no shares of common stock and repurchased 1,000,000 treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2010 and 2009:

	June 30, 2010
	Corporate	Internet	Consolidated
Revenue	$-	$1,296,598	$1,296,598
Operating Income (loss)	$(61,593)	$(80,961)	$(142,554)
Depreciation and amortization	$-	$526,029	$526,029
Interest expense	$-	$8,141	$8,141
Intangible assets	$-	$2,409,617	$2,409,617
Total assets	$-	$5,197,933	$5,197,933

SITESTAR CORPORATIONNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

	June 30, 2009
	Corporate	Internet	Consolidated
Revenue	$-	$2,051,732	$2,051,732
Operating Income (loss)	$(52,500)	$99,035	$46,535
Depreciation and amortization	$-	$624,409	$624,409
Interest expense	$-	$26,567	$26,567
Intangible assets	$-	$4,624,501	$4,624,501
Total assets	$-	$7,577,078	$7,577,078

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2010 and 2009:

	June 30, 2010
	Corporate	Internet	Consolidated
Revenue	$-	$2,758,610	$2,758,610
Operating Income (loss)	$(64,677)	$(51,914)	$(116,591)
Depreciation and amortization	$-	$1,053,864	$1,053,864
Interest expense	$-	$19,631	$19,631
Intangible assets	$-	$2,409,617	$2,409,617
Total assets	$-	$5,197,933	$5,197,933

	June 30, 2009
	Corporate	Internet	Consolidated
Revenue	$-	$2,378,110	$4,429,842
Operating Income (loss)	$(79,615)	$573,402	$493,787
Depreciation and amortization	$-	$1,287,293	$1,287,293
Interest expense	$-	$48,451	$48,451
Intangible assets	$-	$4,624,501	$4,624,501
Total assets	$-	$7,577,078	$7,577,078

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

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
UNAUDITED

NOTE 5 – RECENTLY ISSUED ACCOUNTING PROUNCEMENTS, continued

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

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2010 through the date the financial statements were issued.

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
UNAUDITED

NOTE 6 – ACQUISITIONS

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

Because the acquisition of Pulaski Networks was consummated effective February 10, 2009, there are limited results of operations of Pulaski Networks in the condensed consolidated financial statements for the three months ended June 30, 2010.

The following table presents the unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2009 and reflects the results of operations of the Company as if the acquisition of Pulaski Networks had been effective January 1, 2009. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

2009
Net sales	$4,439,062
Gross profit	$2,762,141
Selling, general and administrative expenses	$2,265,257
Net income	$537,520
Basic income per share	$0.01

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 – ACQUISITIONS, continued

Jellico.com, Inc.

Effective August 1, 2010, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Jellico.com, Inc., a Tennessee-based Internet Service Provider.  The total purchase price was $17,020 representing the fair value of the assets acquired which consisted of a $10,000 cash payment at closing with the remaining balance due in 4 monthly installments beginning September 2010.

NOTE 7 – PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the six months ended June 30, 2010 and 2009 included the following:

	2010	2009
Current provision:
Federal	$207,201	$254,075
State	36,566	44,837
Deferred provision:
Federal	(74,356)	(331,611)
State	(13,122)	(58,519)
Total income tax provision	$156,289	$(91,218)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Accounts receivable	$14,316	$14,695
Amortization of Intangible assets	3,386,443	3,298,586
Less valuation allowance	(2,552,420)	(2,552,420)
Deferred tax asset	$848,339	$760,861

At June 30, 2010 and December 31, 2009, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  The Company is subject to Federal income taxes as well as income taxes of state jurisdictions.  For Federal and state taxes purposes, tax years 2006 through 2009 remain open to examination.

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Amortization expense was $1,045,928 and $1,270,065 for the six months ended June 30, 2010 and 2009.

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

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 10 - NOTES PAYABLE

Notes payable at June 30, 2010 and December 31, 2009 consist of the following:

	2010	2009
Non-interest bearing amount due on acquisition of USA Telephone	$900,615	$900,615
Totals	900,615	900,615
Less current portion	(900,615)	(900,615)
Long-term portion	$-	$-

The future principal maturities of these notes are as follows:

Twelve months ending June 30, 2011	$900,615
Twelve months ending June 30, 2012	-
Twelve months ending June 30, 2013	-
Twelve months ending June 30, 2014	-
Twelve months ending June 30, 2015	-
Thereafter	-
Total	$900,615

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at June 30, 2010 and December 31, 2009 consist of the following:

	2010	2009
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$267,072	$424,930
Note payable to stockholder. The note is payable on January 1, 2014 and bears interest at an annual rate of 8.0%.	-	122,315
Totals	267,072	547,245
Less current portion	-	-
Long-term portion	$267,072	$547,245

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

Year ending June 30, 2011	$-
Year ending June 30, 2012	-
Year ending June 30, 2013	-
Year ending June 30, 2014	267,072
Year ending June 30, 2015	-
Total	267,072

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

Results of operations

The following tables show financial data for the six months ended June 30, 2010 and 2009. Operating results for any period are not necessarily indicative of results for any future period.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2010
	Corporate	Internet	Total
Revenue	$-	$2,758,610	$2,758,610
Cost of revenue	-	1,251,309	1,251,309

Gross profit	-	1,507,301	1,507,301

Operating expenses	64,677	1,559,215	1,623,892

Income (loss) from operations	(64,677)	(51,914)	(116,591)
Other income (expense)	-	(32,718)	(32,718)

Income (loss) before income taxes	(64,677)	(84,632)	(149,309)
Income taxes expense (benefit)	156,289	-	156,289

Net income (loss)	$(220,966)	$(84,632)	$(305,598)

	For the six months ended June 30, 2009
	Corporate	Internet	Total
Revenue	$-	$4,429,842	$4,429,842
Cost of revenue	-	1,672,721	1,672,721

Gross profit	-	2,757,121	2,757,121

Operating expenses	102,819	2,160,515	2,263,334

Income (loss) from operations	(102,819)	596,606	493,787
Other income (expense)	-	(50,581)	(50,581)

Income (loss) before income taxes	(102,819)	546,025	443,206
Income taxes (expense) benefit	91,218	-	91,218

Net income (loss)	$(11,601)	$546,025	$534,424

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2010 and 2009.

	For the six months ended June 30, 2010
	Corporate	Internet	Total
EBITDA	$(64,677)	$988,862	$924,185
Interest expense	-	(19,631)	(19,631)
Taxes	(156,289)	-	(156,289)
Depreciation	-	(7,935)	(7,935)
Amortization	-	(1,045,928)	(1,045,928)

Net income (loss)	$(220,966)	$(84,632)	$(305,598)

	For the six months ended June 30, 2009
	Corporate	Internet	Total
EBITDA	$(102,819)	$1,881,769	$1,778,950
Interest expense	-	(48,451)	(48,451)
Taxes	91,218	-	91,218
Depreciation	-	(17,228)	(17,228)
Amortization	-	(1,270,065)	(1,270,065)

Net income (loss)	$11,601	$546,025	$534,424

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009

REVENUE

Revenue for the six months ended June 30, 2010 decreased by $1,671,232 or 37.7% from $4,429,842 for the six months ended June 30, 2009 to $2,758,610 for the same period in 2010.  Internet sales decreased due primarily to customer attrition to broadband services and is offset in part by the addition of Internet customers from asset acquisitions.  To help offset this decline in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations.

COST OF REVENUE

Costs of revenue for the six months ended June 30, 2010 decreased by $421,412 or 25.2% from $1,672,721 for the six months ended June 30, 2009 to $1,251,309 for the same period in 2010.  Cost of revenue decreased as a result of declining revenue.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2010 decreased $639,442 or 28.3% from $2,263,334 for the six months ended June 30, 2009 to $1,623,892 for the same period in 2010.  This decrease is a reflection of lower revenue and associated variable costs.  Amortization expense decreased $224,137 or 17.6% from $1,270,065 for the six months ended June 30, 2009 to $1,045,928 for the same period in 2010.

INCOME TAXES

For the six months ended June 30, 2010 and June 30, 2009 corporate income tax (expense) benefit of $(156,289) and $91,218 were accrued.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2010 decreased by $28,900 or 59.6% from $48,451 for the six months ended June 30, 2009 to $19,631 for the same period in 2010.  This decrease is a result of reducing debt to finance the acquisition of additional customers.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

JUNE 30, 2010 COMPARED TO DECEMBER 31, 2009

FINANCIAL CONDITION

Net accounts receivable decreased $277,330 or 60.9% from $455,773 on December 31, 2009 to $178,443 on June 30, 2010.  Due to the slow moving nature of inventory, management has reclassified it on the balance sheets from current assets to other assets held for resale which decreased by $1,763 or 3.8% from $45,962 on December 31, 2009 to $44,199 on June 30, 2010.  Accounts payable decreased by $77,021 or 58.5% from $131,598 on December 31, 2009 to $54,577 on June 30, 2010. Accrued expenses increased by $15,856 or 54.6% from $29,052 on December 31, 2009 to $44,908 on June 30, 2010.  Deferred revenue decreased by $162,535 or 18.9% from $861,235 on December 31, 2009 to $698,700 on June 30, 2010 representing decreased volume of customer accounts that have been prepaid. The current portion of notes payable was unchanged.  Long-term notes payable to shareholders decreased $280,173 or 51.2% from $547,245 on December 31, 2009 to $267,072 on June 30, 2010.  This is due primarily to the early payoff of one note.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,150,484 and $1,090,807 at June 30, 2010 and at December 31, 2009.  EBITDA was $924,185 for the six months ended June 30, 2010 as compared to $1,127,973 for the same period in 2009.

	2010	2009
EBITDA for the six months ended June 30,	$924,185	$1,778,950
Interest expense	(19,631)	(48,451)
Taxes	(156,289)	91,218
Depreciation	(7,935)	(17,228)
Amortization	(1,045,928)	(1,270,065)

Net income for the six months ended June 30,	$(305,598)	$534,424

SITESTAR CORPORATION

The aging of accounts receivable as of June 30, 2010 and December 31, 2009 is as shown:

	2010		2009
Current	$53,395	30%	$150,467	33%
30 < 60	37,612	21%	159,585	35%
60 +	87,436	49%	145,721	32%
Total	$178,443	100%	$455,773	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010, as related to the material weaknesses in internal control over financial reporting discussed in the fiscal 2009 Form 10-K.  The material weaknesses related to proper revenue recognition of processing charges and late fees of customers cut off from internet service because the collectability of those charges is not reasonably assured and the material weakness that ongoing monitoring does not always occur in the ordinary course of operations.

As of May 21, 2010, the Company began evaluating the aforementioned weaknesses and is remediating the deficiencies with additional procedures and controls including additional personnel training.  The Company has evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of June 30, 2010, including the remedial actions discussed above.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes in our internal controls discussed above in order to remediate material weaknesses.

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