Form 10-Q
period 2010-09-30
SITESTAR CORP
filed 2010-11-15
CIK 1096934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

 As of November 15, 2010, the issuer had 91,326,463 shares of common stock issued and 75,039,705 outstanding.

 SITESTAR CORPORATION

Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3-4

	Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and 2009	5

	Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	7-8

	Notes to Condensed Consolidated Financial Statements	9-18

Item 2.	Management's Discussion and Analysis	19-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25-26

Part II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS

	2010	2009
CURRENT ASSETS	Unaudited
Cash and cash equivalents	$955,803	$1,090,807
Accounts receivable, net of allowance of $6,291 and $14,316	167,326	455,773
Prepaid expenses	170,024	1,430
Total current assets	1,293,153	1,548,010

PROPERTY AND EQUIPMENT, net	181,812	193,715
CUSTOMER LIST, net of accumulated amortization of $11,670,538 and $10,216,778	586,135	2,018,375
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	803,162	760,861
REAL ESTATE HELD FOR INVESTMENT	254,424	-
OTHER ASSETS	278,643	496,314
TOTAL ASSETS	$4,685,888	$6,305,834

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
CURRENT LIABILITIES	Unaudited
Accounts payable	$36,366	$131,598
Accrued income taxes	270,815	414,815
Accrued expenses	62,439	29,052
Deferred revenue	643,805	861,235
Notes payable	905,880	900,615
Total current liabilities	1,919,305	2,337,315

NOTES PAYABLE - STOCKHOLDERS	155,567	547,245

TOTAL LIABILITIES	2,074,872	2,884,560

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2010 and 2009 and 75,039,705 and 76,199,705 shares outstanding in 2010 and 2009	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 16,286,758 and 15,126,758 common shares	(779,204)	(735,696)
Accumulated deficit	(10,582,053)	(9,815,303)

Total stockholders’ equity	2,611,016	3,421,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,685,888	$6,305,834

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
REVENUE	$1,196,920	$1,696,807

COST OF REVENUE	555,294	695,157

GROSS PROFIT	641,626	1,001,650

OPERATING EXPENSES:
Selling general and administrative expenses	798,126	1,030,490

INCOME (LOSS) FROM OPERATIONS	(156,500)	(28,840)

OTHER INCOME (EXPENSES)	(1,413)	(21,045)

INCOME (LOSS) BEFORE INCOME TAXES	(157,913)	(49,885)

INCOME TAXES (EXPENSE) BENEFIT	(303,238)	(459,163)

NET INCOME (LOSS)	$(461,151)	$(509,048)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	75,124,922	77,771,500

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
REVENUE	$3,955,530	$6,126,649

COST OF REVENUE	1,806,604	2,367,879

GROSS PROFIT	2,148,926	3,758,770

OPERATING EXPENSES:
Selling general and administrative expenses	2,422,018	3,293,824

INCOME (LOSS) FROM OPERATIONS	(273,092)	464,946

OTHER INCOME (EXPENSES)	(34,131)	(71,626)

INCOME (LOSS) BEFORE INCOME TAXES	(307,223)	393,320

INCOME TAXES EXPENSE	(459,527)	(367,946)

NET INCOME (LOSS)	$(766,750)	$25,374

BASIC AND DILUTED EARNINGS PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	75,306,903	77,771,500

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(766,750)	$25,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,580,830	1,895,893
Allowance for doubtful accounts	(8,025)	(32,556)
Deferred income taxes	(42,301)	(80,423)
(Increase) decrease in:
Accounts receivable	296,472	(290,383)
Prepaid expenses	(168,594)	(155)
Other assets	101,742	-
Increase (decrease) in:
Accounts payable	(95,232)	25,394
Accrued expenses	33,387	(695)
Deferred revenue	(217,430)	(71,422)
Accrued income taxes	(144,000)	27,650

Net cash provided by operating activities	570,099	1,498,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	1,762	(573)
Purchase of property and equipment	-	(3,000)
Purchase of real estate held for investment	(254,424)	-
Purchase of non-compete	(1,000)	(1,000)
Purchase of customer list	(21,520)	(67,398)

Net cash provided by (used in) investing activities	(275,182)	(71,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(391,678)	(62,985)
Purchase treasury stock	(43,508)	(667,206)
Proceeds from notes payable	17,020	-
Repayment of notes payable	(11,755)	(436,943)

Net cash (used in) financing activities	(429,921)	(1,167,134)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(135,004)	259,572

CASH AND CASH EQUIVALENTS –BEGINNING OF PERIOD	1,090,807	527,553

CASH AND CASH EQUIVALENTS -END OF PERIOD	$955,803	$787,125

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2010 and 2009, the Company used cash to pay income taxes of $632,000 and $0 and paid interest expense of approximately $26,000 and $66,000, respectively.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

For the three months ended September 30, 2010 and 2009:

	2010	2009
Net income (loss) available to common shareholders	$(461,151)	$(509,048)
Weighted average number of common shares	75,124,922	77,771,500
Basic and diluted income per share	$(0.01)	$(0.01)

For the nine months ended September 30, 2010 and 2009:

	2010	2009
Net income (loss) available to common shareholders	$(766,750)	$25,374
Weighted average number of common shares	75,306,903	77,771,500
Basic and diluted income per share	$(0.01)	$0.00

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 – COMMON STOCK

During the nine months ended September 30, 2010, the Company issued no shares of common stock and repurchased 1,160,000 treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended September 30, 2010 and 2009:

	September 30, 2010
	Corporate	Internet	Consolidated
Revenue	$-	$1,196,920	$1,196,920
Operating Income (loss)	$(25,040)	$(131,460)	$(156,500)
Depreciation and amortization	$-	$526,967	$526,967
Interest expense	$-	$4,638	$4,638
Real estate held for investment	$254,424	$-	$254,424
Intangible assets	$-	$2,712,300	$2,712,300
Total assets	$254,424	$4,431,464	$4,685,888

SITESTAR CORPORATIONNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

	September 30, 2009
	Corporate	Internet	Consolidated
Revenue	$-	$1,696,807	$1,696,807
Operating Income (loss)	$(13,841)	$(14,999)	$(28,840)
Depreciation and amortization	$-	$608,601	$608,601
Interest expense	$-	$17,842	$17,842
Real estate held for investment	$-	$-	$-
Intangible assets	$-	$4,024,534	$4,024,534
Total assets	$-	$6,471,856	$6,471,856

Summarized financial information concerning the Company's reportable segments is shown in the following table for the nine months ended September 30, 2010 and 2009:

	September 30, 2010
	Corporate	Internet	Consolidated
Revenue	$-	$3,955,530	$3,955,530
Operating Income (loss)	$(89,718)	$(183,374)	$(273,092)
Depreciation and amortization	$-	$1,580,830	$1,580,830
Interest expense	$-	$25,682	$25,682
Real estate held for investment	$254,424	$-	$254,424
Intangible assets	$-	$2,712,300	$2,712,300
Total assets	$254,424	$4,431,464	$4,685,888

	September 30, 2009
	Corporate	Internet	Consolidated
Revenue	$-	$6,126,649	$6,126,649
Operating Income (loss)	$(93,456)	$558,402	$464,946
Depreciation and amortization	$-	$1,895,893	$1,895,893
Interest expense	$-	$66,293	$66,293
Real estate held for investment	$-	-	-
Intangible assets	$-	$4,024,534	$4,024,534
Total assets	$-	$6,471,856	$6,471,856

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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
UNAUDITED

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, continued

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

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2010 through the date the financial statements were issued.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. The Company does not anticipate any material impact from this Update.

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

The following table presents the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2009 and reflects the results of operations of the Company as if the acquisition of Pulaski Networks had been effective January 1, 2009. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

2009
Net sales	$6,135,869
Gross profit	$3,763,790
Selling, general and administrative expenses	$3,295,747
Net income	$28,471
Basic income per share	$0.00

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

Equipment	$-
Customer list	21,520
Non-compete agreement	1,000
Deferred revenue	(5,500)
Purchase price	$17,020

The following table presents the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2009 and reflects the results of operations of the Company as if the acquisition of Jellico.com had been effective January 1, 2010. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

2010
Net sales	$3,966,909
Gross profit	$2,158,711
Selling, general and administrative expenses	$2,424,589
Net income	$(759,536)
Basic income per share	$(0.01)

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the nine months ended September 30, 2010 and 2009 included the following:

	2010	2009
Current provision:
Federal	$426,554	$381,113
State	75,274	67,256
Deferred provision:
Federal	(35,956)	(68,359)
State	(6,345)	(12,064	) )
Total income tax provision	$459,527	$367,946

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Accounts receivable	$6,291	$14,695
Amortization of Intangible assets	3,349,291	3,298,586
Less valuation allowance	(2,552,420)	(2,552,420)
Deferred tax asset	$803,162	$760,861

At September 30, 2010 and December 31, 2009, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  The Company is subject to Federal income taxes as well as income taxes of state jurisdictions.  For Federal and state taxes purposes, tax years 2006 through 2009 remain open to examination.

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $1,568,927 and $1,870,031 for the nine months ended September 30, 2010 and 2009.

NOTE 9 – DEFERRED REVENUE

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

Revenue Recognition

The Company sells Internet services under annual and monthly contracts.  Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates.  Sales of computer hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances.

NOTE 10 - NOTES PAYABLE

Notes payable at September 30, 2010 and December 31, 2009 consist of the following:

	2010	2009
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Non-interest bearing amount due on acquisition of Jellico	5,265	-

Totals	905,880	900,615
Less current portion	(905,880)	(900,615)
Long-term portion	$-	$-

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2011	$905,880
Twelve months ending September 30, 2012	-
Twelve months ending September 30, 2013	-
Twelve months ending September 30, 2014	-
Twelve months ending September 30, 2015	-
Thereafter	-
Total	$905,880

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at September 30, 2010 and December 31, 2009 consist of the following:

	2010	2009
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$155,567	$424,930

Note payable to stockholder. The note is payable on January 1, 2014 and bears interest at an annual rate of 8.0%.	-	122,315

Totals	155,567	547,245
Less current portion	-	-
Long-term portion	$155,567	$547,245

The future principal maturities of these notes are as follows:

Year ending June 30, 2011	$-
Year ending June 30, 2012	-
Year ending June 30, 2013	-
Year ending June 30, 2014	155,567
Year ending June 30, 2015	-
Total	$155,567

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

Results of operations

The following tables show financial data for the nine months ended September 30, 2010 and 2009. Operating results for any period are not necessarily indicative of results for any future period.

	For the nine months ended September 30, 2010
	Corporate	Internet	Total
Revenue	$-	$3,955,530	$3,955,530
Cost of revenue	-	1,806,604	1,806,604

Gross profit	-	2,148,926	2,148,926

Operating expenses	89,718	2,332,300	2,422,018

Income (loss) from operations	(89,718)	(183,374)	(273,092)
Other income (expense)	-	(34,131)	(34,131)

Income (loss) before income taxes	(89,718)	(217,505)	(307,223)
Income taxes expense (benefit)	-	459,527	459,527
Net income (loss)	$(89,718)	$(677,032)	$(766,750)

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the nine months ended September 30, 2009
	Corporate	Internet	Total
Revenue	$-	$6,126,649	$6,126,649
Cost of revenue	-	2,367,879	2,367,879

Gross profit	-	3,758,770	3,758,770

Operating expenses	93,456	3,200,368	3,293,824

Income (loss) from operations	(93,456)	558,402	464,946
Other income (expense)	-	(71,626)	(71,626)

Income (loss) before income taxes	(93,456)	486,776	393,320
Income taxes (expense) benefit	-	367,946	367,946
Net income (loss)	$(93,456)	$118,830	$25,374

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2010 and 2009.

	For the nine months ended September 30, 2010
	Corporate	Internet	Total
EBITDA	$(89,718)	$1,389,006	$1,299,288
Interest expense	-	(25,681)	(25,681)
Taxes	-	(459,527)	(459,527)
Depreciation	-	(11,903)	(11,903)
Amortization	-	(1,568,927)	(1,568,927)
Net income (loss)	$(89,718)	$(677,032)	$(766,750)

	For the nine months ended September 30, 2009
	Corporate	Internet	Total
EBITDA	$(93,456)	$2,448,962	$2,355,506
Interest expense	-	(66,293)	(66,293)
Taxes	-	(367,946)	(367,946)
Depreciation	-	(25,862)	(25,862)
Amortization	-	(1,870,031)	(1,870,031)
Net income (loss)	$(93,456)	$118,830	$25,374

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

REVENUE

Revenue for the nine months ended September 30, 2010 decreased by $2,171,119 or 35.4% from $6,126,649 for the nine months ended September 30, 2009 to $3,955,530 for the same period in 2010.  Internet sales decreased due primarily to customer attrition to broadband services and is offset in part by the addition of Internet customers from asset acquisitions.  To help offset this decline in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations.

COST OF REVENUE

Costs of revenue for the nine months ended September 30, 2010 decreased by $561,275 or 23.7% from $2,367,879 for the nine months ended September 30, 2009 to $1,806,604 for the same period in 2010.  Cost of revenue decreased as a result of declining revenue.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2010 decreased $871,806 or 26.5% from $3,293,824 for the nine months ended September 30, 2009 to $2,422,018 for the same period in 2010.  This decrease is a reflection of lower revenue and associated variable costs.  Amortization expense decreased $301,104 or 16.1% from $1,870,031 for the nine months ended September 30, 2009 to $1,568,927 for the same period in 2010.  Bad debt expense decreased $399,113 or 90.7% from $440,257 for the nine months ended September 30, 2009 to $41,144 for the same period in 2010.

INCOME TAXES

For the nine months ended September 30, 2010 and September 30, 2009 corporate income tax expenses of $459,527 and $367,946 were accrued.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2010 decreased by $40,612 or 61.3% from $66,293 for the nine months ended September 30, 2009 to $25,681 for the same period in 2010.  This decrease is a result of reducing debt used to finance the acquisition of additional customers.

SEPTEMBER 30, 2010 COMPARED TO DECEMBER 31, 2009

FINANCIAL CONDITION

Net accounts receivable decreased $288,447 or 63.3% from $455,773 on December 31, 2009 to $167,326 on September 30, 2010.  Accounts payable decreased by $95,232 or 72.4% from $131,598 on December 31, 2009 to $36,366 on September 30, 2010. Accrued expenses increased by $33,387 or 114.9% from $29,052 on December 31, 2009 to $62,439 on September 30, 2010.  Deferred revenue decreased by $217,430 or 25.2% from $861,235 on December 31, 2009 to $643,805 on September 30, 2010 representing decreased volume of customer accounts that have been prepaid. Long-term notes payable to shareholders decreased $391,678 or 71.6% from $547,245 on December 31, 2009 to $155,567 on September 30, 2010.

SITESTAR CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $955,803 and $1,090,807 at September 30, 2010 and at December 31, 2009.  EBITDA was $1,299,288 for the nine months ended September 30, 2010 as compared to $2,355,506 for the same period in 2009.
	2010	2009
EBITDA for the nine months ended September 30,	$1,299,288	$2,355,506
Interest expense	(25,681)	(66,293)
Taxes	(459,527)	(367,946)
Depreciation	(11,903)	(25,862)
Amortization	(1,568,927)	(1,870,031)
Net income for the nine months ended September 30,	$(766,750)	$25,374

The aging of accounts receivable as of September 30, 2010 and December 31, 2009 is as shown:

	2010		2009
Current	$61,716	37%	$150,467	33%
30 < 60	26,386	16%	159,585	35%
60 +	79,224	47%	145,721	32%
Total	$167,326	100%	$455,773	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010, as related to the material weaknesses in internal control over financial reporting discussed in the fiscal 2009 Form 10-K.  The material weaknesses related to proper revenue recognition of processing charges and late fees of customers cut off from internet service because the collectability of those charges is not reasonably assured and the material weakness that ongoing monitoring does not always occur in the ordinary course of operations.

As of May 21, 2010, the Company began evaluating the aforementioned weaknesses and is remediating the deficiencies with additional procedures and controls including additional personnel training.  The Company has evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of September 30, 2010, including the remedial actions discussed above.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes in our internal controls discussed above in order to remediate material weaknesses.

                  SITESTAR CORPORATION

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None

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

SITESTAR CORPORATION

Date: November 15, 2010	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: November 15, 2010	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)