Form 10-K
period 2010-12-31
SITESTAR CORP
filed 2011-03-31
CIK 1096934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

The aggregate value of the voting common equity held by non-affiliates as of December 31, 2010, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $650,232 based on the price at which the common stock last sold on such day.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of March 31, 2011 was approximately 74,735,705.

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

Neocom has since changed its name to Sitestar.net, Inc.  Sitestar.net is an ISP and web development company based in Lynchburg, Virginia.  Sitestar.net provides Internet access and other Internet services to its customers in the Southern Virginia area.

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

Effective November 1, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of United Systems Access, Inc. (d/b/a USA Telephone), a corporation with headquarters in Maine.  The total purchase price was $3,750,000 representing the fair value of the assets acquired which consisted of a $1,000,000 cash payment at closing with a second $1,000,000 due in 30 days with the remaining balance due in 36 monthly installments beginning January 2008.  The remaining installment balance due on the purchase price was $900,615 as of December 31, 2010.

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

Effective August 1, 2010, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Jellico.com, Inc., an ISP with headquarters in Indiana.  The total purchase price was $17,020 representing the fair value of the assets acquired which consisted of a $10,000 cash payment at closing with the remaining balance paid in four monthly installments beginning September 2010.

Pursuant to the approval of the board of directors, the Company’s management believes that it is in the best interests of the Corporation to implement a program to purchase (“Purchase Program”), as investments, real estate with the Company’s surplus cash flows.  Any real estate purchased pursuant to the Purchase Program will be held as investment until such time or times as the Board of Directors, in its discretion, may deem advisable to sell or otherwise dispose of the property.

The current real estate market presents the unique opportunity to acquire properties at deep discounts from assessments with the potential for substantial profits.  Management evaluates property as it becomes available with respect to the market value versus what it can be acquired for, in addition to other conditions that could affect the resale value.  Renovations are made as needed to maximize the market appeal and value prior to listing for sale.

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program.  As of the balance sheet date, December 31, 2010, the Company has invested approximately $515,000 in surplus funds and is continuing the investing process.  Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

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
o High reliability; and
o Competitive pricing.

The Company currently competes, or expects to compete, with the following types of companies:

o	Local and regional ISPs and Computer Companies;
o	National Internet Service Providers, such as, AOL, MSN (Microsoft Network) and EarthLink;
o	Local, regional and national broadband cable providers, such as Comcast and Cox Communications;
o	Providers of Web hosting, co-location and other Internet-based business services;
o	Computer hardware and other technology companies that provide Internet connectivity with their own or other products, including IBM and Microsoft;
o	National telecommunication providers, such as Verizon, AT&T and Qwest;
o	Regional Bell Operating Companies (RBOCs), Competitive Local Exchange Carriers (CLECs) and other local telephone companies;
o	Providers of free or discount Internet service, including United Online’s and NetZero;
o	Terrestrial wireless and satellite providers, such as Clearwire, and HughesNet; and
o	Non-profit or educational ISPs.

The Company’s primary competitors include large companies that have substantially greater market presence, brand-name recognition and financial resources than the Company presently enjoys. Secondary competitors include local or regional ISPs that may benefit from relationships within a particular community.

The residential broadband Internet access market is dominated by cable companies, telecommunications companies and CLECs who respectively offer Internet connectivity through the use of cable modems or Digital Subscriber Line (DSL) programs that provide high speed Internet access using the existing copper wire telephone infrastructure. Other alternative service companies provide Internet connectivity via wireless terrestrial and satellite-based service technologies. These competitors enjoy the advantage of being able to leverage their existing relationships with customers to promote high-speed Internet services. In addition, they provide incentives for customers to purchase Internet access by offering discounts for bundled service offerings (i.e., phone, television, Internet). While the Company is a reseller of broadband services including DSL and fiber services, its profit margin is influenced by the aforementioned threats. Thus, should the Company be unable to provide technologically competitive service in the marketplace or compete with companies bundling Internet service with their products, its revenues and profit margins may decline.

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

Employees

As of March 1, 2011, the Company employed fifteen full-time individuals.  Of these, the Company has three in management, three in administration, and nine technicians.  The Company also employed three part-time individuals.  Of these, the Company has two technicians and one in management. The Company’s employees are not unionized and it considers its relations with its employees to be favorable.

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

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company owns a 12,000 square foot office building in Martinsville, Virginia located at 29 West Main Street, Martinsville, VA 24112, which was acquired along with the acquisition of Neocom.  This facility was closed in 2010.  The Company now out-sources the services to provide service for the customers in this area and the Company’s other offices provide technical and billing support for those customers previously provided at this location.  The Company leases a 7,200 square feet office facility in Lynchburg, Virginia which serves as its corporate office.

Here the Company handles the executive, marketing, corporate accounting functions, customer service, technical support, and billing and houses Internet equipment. In addition, the Company markets local Internet service under the Lynchburg.net and SurfWithUs.net brands, sells computer hardware and services under the name Computers by Design and remanufactures toner and ink cartridges under the name CBD Toner Recharge at this location. This facility has an annual rent of $48,000. The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Frank R. Erhartic, Jr. a Company Director and Officer and this lease expires on November 1, 2012.

The Company leases a 2,000 square foot office facility in Chatham, Ontario where it sells Internet services under the name of NetRover. The Company also houses Internet equipment there to serve its customers in Canada. This facility has an annual rent of $18,000 Canadian Dollars (CAD) or approximately $17,426 in United States Dollars (USD).  The facility is located at 48 Fifth Street, Chatham, Ontario N7M 4V8 and is leased from Duff Enterprises and this lease expires in November 2013.

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

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company has vigorously defended this claim.  This matter was dismissed by the plaintiff on December 11, 2009. This case was re-filed on December 9, 2010 and the Company is in the process of preparing the first set of interrogatories and requests for production of documents for service on the plaintiff.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

Reserved and omitted.

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing January 1, 2009.

	High	Low
2009
For the quarter ended March 31, 2009	$0.09	$0.05
For the quarter ended June 30, 2009	$0.07	$0.05
For the quarter ended September 30, 2009	$0.07	$0.05
For the quarter ended December 31, 2009	$0.06	$0.04
2010
For the quarter ended March 31, 2010	$0.05	$0.03
For the quarter ended June 30, 2010	$0.04	$0.03
For the quarter ended September 30, 2010	$0.04	$0.02
For the quarter ended December 31, 2010	$0.03	$0.01

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.01 on March 29, 2011.  As of March 29, 2011 the Company had approximately 120 shareholders of record. Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

EQUITY COMPENSATION PLANS

The Company does not have any plans under which options, warrants or other rights to subscribe for or acquire shares of the Company’s common stock may be granted and there are no outstanding options, warrants or other rights to subscribe for or acquire shares of Company common stock. From time to time, the Board of Directors may grant shares of the Company’s common stock to its officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal years 2010 and 2009.

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

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

On October 22, 2008 the Board of Directors of the Company authorized a stock repurchase program which calls for the repurchase of up to 10,000,000 shares of its common stock.

The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18.  Management reports monthly to the Board of Directors on the status of the repurchase program.  The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason.

The following chart provides information regarding purchases of Company equities by the Company and affiliated purchasers since the program was put in place in October 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 October 2008	-	-	-	10,000,000
Month # 2 November 30, 2008	-	-	-	10,000,000
Month # 3 December 31, 2008	19,500	$0.06	19,500	9,980,500
Total 2008	19,500	$0.06	19,500	9,980,500

Month # 4 January 31, 2009	25,000	0.06	25,000	9,955,500
Month # 5 February 28, 2009	5,263,158	0.1121	5,263,158	4,692,342
Month # 6 March 31, 2009	34,000	0.051	34,000	4,658,342
Month # 7 April 30, 2009	-	-	-	4,658,342
Month # 8 May 31, 2009	7,000	0.051	7,000	4,651,342
Month # 9 June 30, 2009	-	-	-	4,651,342
Month # 10 July 31, 2009	10,000	0.05	10,000	4,641,342
Month # 11 August 31, 2009	-	-	-	4,461,342
Month # 12 September 30, 2009	1,460,795	0.05	1,460,795	3,180,547
Month # 13 October 31, 2009	39,000	0.05	39,000	3,141,547
Month # 14 November 30, 2009	30,000	0.043	30,000	3,111,547
Month # 15 December 31, 2009	20,000	0.048	20,000	3,091,547
Total 2009	6,888,953	0.097	6,888,953	3,091,547

Month # 16 January 31, 2010	840,000	0.04	840,000	2,251,547
Month # 17 February 28, 2010	40,000	0.04	40,000	2,211,547
Month # 18 March 31, 2010	-	-	-	2,211,547
Month # 19 April 30, 2010	80,000	0.035	80,000	2,131,547
Month # 20 May 31, 2010	40,000	0.03	40,000	2,091,547
Month # 21 June 30, 2010	-	-	-	2,091,547
Month # 22 July 31, 2010	40,000	0.03	40,000	2,051,547
Month # 23 August 31, 2010	120,000	0.024	120,000	1,931,547
Month # 24 September 30, 2010	-	-	-	1,931,547
Month # 25 October 31, 2010	62,000	0.023	62,000	1,869,547
Month # 26 November 30, 2010	142,000	0.022	142,000	1,727,547
Month # 27 December 31, 2010	100,000	0.013	100,000	1,627,547
Total 2010	1,464,000	0.028	1,464,000	1,627,547

Totals	8,372,453	0.061	8,372,453	1,627,547

ITEM 6.  SELECT FINANCIAL DATA

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2010 and December 31, 2009 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2010 and 2009.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2010
	Corporate	Internet	Total
Revenue	$-	$5,051,916	$5,051,916
Cost of revenue	-	2,330,477	2,330,477
Gross profit	-	2,721,439	2,721,439
Operating expenses	97,364	2,990,548	3,087,912
Income (loss) from operations	(97,364)	(269,109)	(366,473)
Other income (expense)	-	(36,141)	(36,141)
Income (loss) before income taxes	(97,364)	(305,250)	(402,614)
Income taxes expense (benefit)	-	354,795	354,795
Net income (loss)	$(97,364)	$(660,045)	$(757,409)

	For the year ended December 31, 2009
	Corporate	Internet	Total
Revenue	$-	$7,692,908	$7,692,908
Cost of revenue	-	2,945,566	2,945,566
Gross profit	-	4,747,342	4,747,342
Operating expenses	147,700	4,161,928	4,309,628
Income (loss) from operations	(147,700)	585,414	437,714
Other income (expense)	-	(87,127)	(87,127)
Income (loss) before income taxes	(147,700)	498,287	350,587
Income taxes expense (benefit)	-	270,590	270,590
Net income (loss)	$(147,700)	$227,697	$79,997

EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) consists of revenue less cost of revenue and cash operating expense.  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of the Company’s operating results and is not intended to represent cash flows or results of operations in accordance with Generally Accepted Accounting Principals (GAAP) for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. See the Liquidity and Capital Resource section for further discussion of cash generated from operations.

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2010 and 2009.

	For the year ended December 31, 2010
	Corporate	Internet	Total
EBITDA	$(97,364)	$1,632,839	$1,535,475
Interest expense	-	(28,009)	(28,009)
Income tax expense	-	(354,795)	(354,795)
Depreciation	-	(15,871)	(15,871)
Amortization	-	(1,894,209)	(1,894,209)
Net income (loss)	$(97,364)	$(660,045)	$(757,409)

	For the year ended December 31, 2009
	Corporate	Internet	Total
EBITDA	$(147,700)	$3,051,413	$2,903,713
Interest expense	-	(79,609)	(79,609)
Taxes		(270,590)	(270,590)
Depreciation	-	(34,497)	(34,497)
Amortization	-	(2,439,020)	(2,439,020)
Net income (loss)	$(147,700)	$227,697	$79,997

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2010 and December 31, 2009 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO DECEMBER 31, 2009

REVENUE.  Revenue for the year ended December 31, 2010 decreased by $2,640,992 or 34.3% from $7,692,908 for the year ended December 31, 2009 to $5,051,916 for the same period in 2010.  The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.  To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs, folding them into its operations to provide future revenues. The Company also plans to market more aggressively on a national level utilizing scalable tactics and targeting a much larger Internet customer base.

COST OF REVENUE.  Costs of revenue for the year ended December 31, 2010 decreased by $615,089 or 20.9% from $2,945,566 for the year ended December 31, 2009 to $2,330,477 for the same period in 2010.  The decrease is due primarily to lower volume of revenue. Cost of revenue as a percentage of sales increased 7.8% from 38.3% for the year ended December 31, 2009 to 46.1% for the same period in 2010 resulting primarily from more costly forms of broadband service.  The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale businesses recently acquired.

OPERATING EXPENSES.    Selling, general and administrative expenses decreased $1,207,329 or 28.1% from $4,292,032 for the year ended December 31, 2009 to $3,084,703 for the same period in 2010. This is due primarily to a decrease in amortization, wages and bad debt expenses. Amortization expense, including impairment decreased $544,811 or 22.3% from $2,439,020 for the year ended December 31, 2009 to $1,894,209 for the same period in 2010. Wages decreased $116,770 or 18.8% from $621,199 for the year ended December 31, 2009 to $504,429 for the same period in 2010.  Bad debt expense decreased $326,648 or 59.8% from $546,319 for the year ended December 31, 2009 to $219,671 for the same period in 2010.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2010 decreased by $51,600 or 64.8% from $79,609 for the year ended December 31, 2009 to $28,009 for the same period in 2010.  This decrease was a result of the satisfaction of debt from financing recent acquisitions of customer bases.

INCOME TAXES.  For the years ended December 31, 2010 and 2009 corporate income tax expense of $354,795 and $270,590 were accrued.

BALANCE SHEET.   Net accounts receivable decreased $381,104 or 83.6% from $455,773 on December 31, 2009 to $74,669 on the same date in 2010.  Customer list decreased $1,739,300 or 86.2% from $2,018,375 on December 31, 2009 to $279,075 on December 31, 2010.  This decrease is substantially due to scheduled amortization.  Deferred tax assets increased $2,172 from $760,861 on December 31, 2009 to $763,033 on December 31, 2010.  This is due to the recognition of tax benefits of timing differences of certain tax deductions.  Investments increased $515,202 from $0 on December 31, 2009 to $515,202 on December 31, 2010.  This increase is the result of investing in real estate to employ idle cash in anticipation of economic recovery.  Other assets decreased $191,064 or 38.5% from $496,314 on December 31, 2009 to $305,250 on December 31, 2010.  This is substantially due to writing off prepaid expenses that management determined has lost its value.  Accounts payable decreased by $116,033 or 88.2% from $131,598 on December 31, 2009 to $15,565 for the same period in 2010.  A disputed telecommunications invoice which was resolved in the first quarter of 2010 resulted in the lower balance on December 31, 2010.  Accrued income taxes decreased $267,098 from $414,815 on December 31, 2009 to $147,717 on December 31, 2010.  Accrued expenses decreased by $6,524 or 22.5% from $29,052 on December 31, 2009 to $22,527 on December 31, 2010.  Deferred revenue decreased by $267,197 or 31.0% from $861,235 on December 31, 2009 to $594,038 on December 31, 2010 representing corresponding reduced revenue from which customers have prepaid services on December 31, 2010.  Notes payable, less current portion, were unchanged from December 31, 2009 to December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $939,328 and $1,090,807 at December 31, 2010 and 2009, respectively. EBITDA was $1,535,475 for the year ended December 31, 2010 as compared to $2,903,713 for the year ended December 31, 2009.

	2010	2009
EBITDA for the year ended December 31,	$1,535,475	$2,903,713
Interest expense	(28,009)	(79,609)
Tax benefits (expense)	(354,795)	(270,590
Depreciation	(15,871)	(34,497)
Amortization	(1,894,209)	(2,439,020)
Net income for the year ended December 31,	$(757,409)	$79,997

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category decreased from 76.0% to 51.0% of total accounts receivable from December 31, 2009 to December 31, 2010.  The balance in the 30+ day category increased from 13.0% to 30.0% of total accounts receivable from December 31, 2009 to December 31, 2010.  The balance in the 60+ day category decreased from 11.0% to 19% of total accounts receivable from December 31, 2009 to December 31, 2010.

The aging of accounts receivable as of December 31, 2010 and 2009 is as shown:

	2010		2009
Current	$38,037	51.0%	$347,752	76.0%
30 +	22,550	30.0%	59,482	13.0%
60 +	14,082	19.0%	48,539	11.0%
90 +	-	-%	-	-%
Total	$74,669	100.0%	$455,773	100.0%

Pursuant to the approval of the board of directors, the Company’s management believes that it is in the best interests of the Corporation to implement a program to purchase (“Purchase Program”), as investments, real estate with the Company’s surplus cash flows.  Any real estate purchased pursuant to the Purchase Program will be held as investment until such time or times as the Board of Directors, in its discretion, may deem advisable to sell or otherwise dispose of the property.

The current real estate market presents the unique opportunity to acquire properties at deep discounts from assessments with the potential for substantial profits.  Management evaluates property as it becomes available with respect to the market value versus the acquisition cost, in addition to other conditions that could affect the resale value.  Renovations are made as needed to maximize the market appeal and value prior to listing for sale.

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program.  As of the balance sheet date, December 31, 2010, the Company has invested approximately $515,000 in surplus funds and is continuing the investing process.  Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

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

ITEM 7A.  QUANTATITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS

INDEX
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	20

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2010 and 2009	21-22

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009	23

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010 and 2009	24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	25-26

Notes to Consolidated Financial Statements	27-38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Sitestar Corporation
Lynchburg, VA 24502-2334

We have audited the accompanying consolidated balance sheets of Sitestar Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sitestar Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Santora CPA Group
Newark, DE 19713-4309

March 31, 2011

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

ASSETS

CURRENT ASSETS	2010	2009

Cash and cash equivalents	$939,328	$1,090,807
Accounts receivable, net of allowances of $5,433 and $14,316	74,669	455,773
Prepaid expenses	1,500	1,430
Total current assets	1,015,497	1,548,010
PROPERTY AND EQUIPMENT, net	177,844	193,715
CUSTOMER LIST, net of accumulated amortization of $11,977,598 and $10,216,778	279,075	2,018,375
GOODWILL, net	1,288,559	1,288,559
DEFERRED TAX ASSETS	763,033	760,861
INVESTMENTS	515,202	-
OTHER ASSETS	305,250	496,314

TOTAL ASSETS	$4,344,460	$6,305,834

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2010	2009

Accounts payable	$15,565	$131,598
Accrued income taxes	147,717	414,815
Accrued expenses	22,528	29,052
Deferred revenue	594,038	861,235
Notes payable, current portion	900,615	900,615
Note payable - stockholders, current portion	-	-
Total current liabilities	1,680,463	2,337,315

NOTES PAYABLE, less current portion	-	-
NOTES PAYABLE - STOCKHOLDERS, less current portion	49,460	547,245

TOTAL LIABILITIES	1,729,923	2,884,560

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares authorized and 91,326,463 shares issued in 2010 and 2009, and 74,735,705 and 76,199,705 shares outstanding in 2010 and 2009.	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury Stock, at cost, 16,590,758 and 15,126,758 common shares	(785,024)	(735,696)
Accumulated deficit	(10,572,712)	(9,815,303)
Total stockholders' equity	2,614,537	3,421,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,344,460	$6,305,834

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUE	$5,051,916	$7,692,908

COST OF REVENUE	2,330,477	2,945,566

GROSS PROFIT	2,721,439	4,747,342

OPERATING EXPENSES
Selling, general and administrative expenses	3,084,703	4,292,032
Customer list impairment	3,209	17,596
TOTAL OPERATING EXPENSES	3,087,912	4,309,628

INCOME (LOSS) FROM OPERATIONS	(366,473)	437,714

OTHER INCOME (EXPENSES)
Gain (loss) on disposal of assets	(8,132)	(7,518)
Interest expense	(28,009)	(79,609)
TOTAL OTHER INCOME (EXPENSES)	(36,141)	(87,127)

INCOME (LOSS) BEFORE INCOME TAXES	(402,614)	350,587

INCOME TAX (BENEFIT) EXPENSE	354,795	270,590

NET INCOME (LOSS)	$(757,409)	$79,997

BASIC AND DILUTED INCOME PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	75,200,826	76,199,705

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2008	83,088,658	$91,326	$13,880,947	$(64,220)	$(9,895,300)	$4,012,753
Repurchase of shares	(6,888,953)			(671,476)		(671,476)
Net income					79,997	79,997
Balance at December 31, 2009	76,199,705	91,326	13,880,947	(735,696)	(9,815,303)	3,421,274
Repurchase of shares	(1,464,000)			(49,328)		(49,328)
Net income (loss)					(757,409)	(757,409)
Balance at December 31, 2010	74,735,705	$91,326	$13,880,947	$(785,024)	$(10,572,712)	$2,614,537

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(757,409)	$79,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,910,080	2,473,517
Allowance for doubtful accounts	(8,883)	(35,089)
(Increase) decrease in accounts receivable	389,987	(161,369)
(Increase) decrease in prepaid expenses	(70)	(202)
(Increase) decrease in deferred income taxes	(2,172)	(339,830)
Increase (decrease) in accounts payable	(116,033)	50,706
Increase (decrease) in accrued expenses	(6,524)	(65,829)
Increase (decrease) in deferred revenue	(267,197)	(296,362)
Increase (decrease) in accrued income taxes	(267,098)	152,518
Net cash provided by operating activities	874,681	1,858,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,000)
Purchase of investments held for resale	(515, 202)
Purchase of customer list	(21,520)	(67,398)
(Purchase) sale of assets held for resale	58,675	24,479
Purchase of non-competition agreements	(1,000)	(1,000)
Net cash used in investing activities	(479,047)	(46,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	-	62,949
Net proceeds from notes payable	17,020	-
Purchase of treasury stock	(49,328)	(671,476)
Repayment of notes payable	(17,020)	(584,372)
Repayment of notes payable – stockholders	(497,785)	(54,984)
Net cash used in financing activities	(547,113)	(1,247,885)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(151,479)	563,254
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,090,807	527,553
CASH AND CASH EQUIVALENTS - END OF YEAR	$939,328	$1,090,807

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2010 and 2009, the Company paid $437,764 and $488,018 of income taxes and paid interest expense of $28,000 and $80,000.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

None.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business
Sitestar Corporation (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., was known as Holland American International Specialties (HAIS)), (the Company), began operations on June 1, 1997, under a partnership agreement and was incorporated in Nevada on November 4, 1997.  On July 26, 1999 the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.” The Company was in the International specialty foods distribution business.  In 1999, through the acquisition of two Internet Service Providers, the Company changed from a food distribution company to an Internet holding company.  The Company services customers throughout the U.S. and Canada with multiple sites of operation.  Sitestar is headquartered in Lynchburg, Virginia.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including:  Sitestar.net, Inc. (formerly know as Neocom Microspecialists, Inc.), FRE Enterprises, Inc., Advanced Internet Services, Inc. and NetRover Inc.  All intercompany accounts and transactions have been eliminated.

Use of Estimates
In accordance with Generally Accepted Accounting Principals (GAAP) the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in the notes to the consolidated financial statements.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

For the years ended December 31, 2010 and 2009, bad debt expense was $219,671 and $546,319. As of December 31, 2010 and 2009, accounts receivable consists of the following:

	2010	2009
Gross accounts receivable	$80,102	$470,089
Less allowance for doubtful accounts	(5,433)	(14,316)
	$74,669	$455,773

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the company’s highest exposure to collection risk.  To help offset this exposure, the company has added a late payment fee to encourage timely payments by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate the collections process. Accounts over ninety days past due are no longer included in accounts receivable and are turned over to a collection agency.

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

Impairment of Long-Lived Assets
In accordance with GAAP, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Intangible Assets
The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.

Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.

The Company's customer lists are being amortized over three years.  Amortization expense for the customer lists was $1,760,820 and $2,273,437 for the years ended December 31, 2010 and 2009. Amortization of customer lists for the years ended December 31, 2011, 2012 and 2013 is expected to be $270,926, $7,173 and $976, respectively. Amortization expense for non-competition agreements was $133,389 and $165,583 for the years ended December 31, 2010 and 2009.  Amortization of non-competition agreements for the years ended December 31, 2011, 2012 and 2013 is expected to be $15,694, $333 and $194, respectively.  In accordance with GAAP, amortization of goodwill ceased effective January 1, 2002.  For the years ended December 31, 2010 and 2009, there was no impairment of goodwill.

Inventory
Inventory consists principally of products purchased for resale and are maintained at the lower of cost (first in - first out basis) or market. Due to the slow moving nature of inventory management has reclassified it on the balance sheets from current assets to other assets held for resale. The retail operations of Sitestar Corporation, Computers by Design, has changed the focus of generating revenue from building new equipment to providing professional services, repairing and maintaining customer systems. This shift in direction, precipitated by eroding profit margins resulting from intense competition, has slowed inventory turns of hardware used in building equipment for resale. While inventory maintains a marketable value, it is integrated into sales at a reduced rate as repairs to equipment as opposed to becoming a component in a constructed system. Consumers will reasonably continue to use the technology level of equipment represented by Sitestar inventory, and therefore, it will continue for the near future to be required components in the repair and maintenance of their systems. It is for these reasons that inventory was reclassified from current assets to other assets held for resale to more properly reflect its use. Inventory was valued on December 31, 2010 and 2009 at $30,800 and $44,144.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2010 and 2009 were approximately $24,000 and $36,000, respectively.

Income Taxes
Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

	2010	2009
Net income (loss) available to common shareholders	$(757,409)	$79,997
Weighted average number of common shares	75,200,826	76,199,705
Basic and diluted income (loss) per share	$(.01)	$.00

Comprehensive Income
As of and for the years ended December 31, 2010 and 2009, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 320-10, Recognition and Presentation of Other-Than-Temporary Impairments.  FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FASB ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.

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

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. FASB ASC 105-10 establishes the FASB ASC as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The ASC will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the ASC was not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Company’s financial position or results of operations, but did change the way in which GAAP is referenced in the Company’s financial statements. FASB ASC 105-10 was effective for interim and annual reporting periods ending after September 15, 2009.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2010 through the date the financial statements were issued.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605). This Update provides amendments to the criteria in ASC Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

NOTE 2 – ACQUISITIONS

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

The following table presents the unaudited pro forma condensed consolidated statement of operations for the twelve months ended December 31, 2009 and reflects the results of operations of the Company as if the acquisition of Pulaski Networks had been effective January 1, 2009.  The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Net sales	$7,692,908
Gross profit	$4,832,066
Selling, general and administrative expenses	$4,371,419
Net income	$(102,930)
Basic income per share	$(0.00)

Jellico

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  The Company has assessed the valuations of certain intangible assets as represented below.

Equipment	$-
Customer list	21,520
Non-compete agreement	1,000
Deferred revenue	(5,500)
Purchase price	$17,020

The following table presents the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2010 and reflects the results of operations of the Company as if the acquisition of Jellico.com had been effective January 1, 2010. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

2010
Net sales	$5,063,295
Gross profit	$2,744,568
Selling, general and administrative expenses	$3,090,483
Net income	$(819,820)
Basic income per share	$(0.01)

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4 - SALE OF ASSETS

None.

NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2010 and December 31, 2009 consisted of the following:
	2010	2009
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	9,500	9,500
Computer equipment	1,164,061	1,164,061
Furniture and fixtures	59,862	59,862
	1,456,789	1,456,789
Less accumulated depreciation	(1,278,945)	(1,263,074)
	$177,844	$193,715

Depreciation expense was $15,871 and $34,497 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 NOTES PAYABLE

Notes payable at December 31, 2010 and 2009 consist of the following:
	2010	2009
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	900,615	900,615

Less current portion	-	-

Long-term portion	$900,615	$900,615

The future principal maturities of these notes are as follows:

Year ending December 31, 2011	$900,615
Year ending December 31, 2012	-
Year ending December 31, 2013	-
Year ending December 31, 2014	-
Year ending December 31, 2015	-
Thereafter	-
Total	$900,615

 SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2010 and 2009 consist of the following:
	2010	2009
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$49,460	$424,930

Note payable to stockholder. The note is payable on January 1, 2014 and bears interest at an annual rate of 8.0%.	-	122,315

Less current portion	-	-

Long-term portion	$49,460	$547,245

The future principal maturities of these notes are as follows:

Year ending December 31, 2011	$-
Year ending December 31, 2012	-
Year ending December 31, 2013	-
Year ending December 31, 2014	49,460
Year ending December 31, 2015	-
Total	$49,460

NOTE 8 COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2010 and 2009 was $66,626 and $65,979, respectively.  Related party rent expense for each year is $48,000.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2011	$66,000
2012	66,000
2013	16,500
Total	$148,500

Litigation

On or about January 16, 2008, the Company filed a Complaint in the Circuit Court in the Orange County Superior Court of the State of California against Frederick T. Manlunas, a former executive and director of the Company, for breach of contract, specific performance and declaratory relief.

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 COMMITMENTS AND CONTINGENCIES, continued

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company has vigorously defended this claim.  This matter was dismissed by the plaintiff on December 11, 2009.  This case was re-filed on December 9, 2010 and the Company is in the process of preparing the first set of interrogatories and requests for production of documents for service on the plaintiff.

NOTE 9 STOCKHOLDERS' EQUITY

Classes of Shares
The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock
Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2010, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock
During the year ended December 31, 2007 the Company issued 5,263,158 shares of common stock in connection with an Asset Purchase Agreement and subsequently repurchased the shares on February 3, 2009 and placed them in treasury.  1,464,000 additional shares were repurchased by the Company and placed in treasury during the year ended December 31, 2010.

NOTE 10 INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2010 and 2009 included the following:
	2010	2009
Current provision:
Federal	$303,422	$518,832
State	53,545	91,558
Deferred provision:
Federal	(1,846)	(288,856)
State	(326)	(50,944)
Valuation allowance	-	-
Total income tax provision	$354,795	$(270,590)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

SITESTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 10 INCOME TAXES, continued

	2010	2009
Accounts receivable	$5,433	14,695
Amortization of Intangible assets	3,310,020	$3,298,586
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$763,033	$760,861

At December 31, 2010 and 2009, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  Net operating loss carry forwards was entirely applied as of the year ended December 31, 2008.

NOTE 11 RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2013.  For the years ended December 31, 2010 and 2009, the Company paid this stockholder $48,000 and $48,000, respectively, for rent on this office building.

NOTE 12 - SEGMENT INFORMATION

The Company has two business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into two reportable segments: Corporate and Internet.  The Corporate group is the holding company which oversees the operating of the Internet group and arranges financing.  The Internet group provides Internet access to customers throughout the U.S. and Canada. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

	December 31, 2010
	Corporate	Internet	Consolidated
Revenue	$-	$5,051,916	$5,051,916
Operating income (loss)	$(97,364)	$(269,109)	$(366,473)
Depreciation and amortization	$-	$1,910,080	$1,910,080
Interest expense	$-	$(28,009)	$(28,009)
Goodwill	$-	$1,288,559	$1,288,559
Identifiable assets	$-	$4,344,460	$4,344,460

	December 31, 2009
	Corporate	Internet	Consolidated
Revenue	$-	$7,692,908	$7,692,908
Operating income (loss)	$(147,700)	$585,414	$437,714
Depreciation and amortization	$-	$2,473,517	$2,473,517
Interest expense	$-	$(79,609)	$(79,609)
Goodwill	$-	$1,288,559	$1,288,559
Identifiable assets	$-	$6,505,929	$6,505,929

NOTE 13 - SUBSEQUENT EVENTS

Effective March 1, 2011, the Company entered into a Definitive Agreement acquiring the Internet based assets of Brampton Capital LLC., a North Carolina limited liability company. The Definitive Agreement consisted of the acquisition of the Internet related assets and a non-compete agreement of the company.  The estimated net purchase price is $88,000 consisting of dial-up and email and web hosting customers less deferred revenue.  Adjustments will be made in the event that the verified numbers differ from what is stated in the Definitive Agreement.

Under the “Purchase Program” for investment in real estate, as of March 31, 2011, the Company invested another $770,000 in real estate purchases since December 31, 2010 for a total investment of $1,285,000.  Renovations will be made as needed to maximize the investments’ resale value.

Management has evaluated all events through March 31, 2011, the date the financial statements were available to be issued.

I ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to achieve the foregoing objectives.  A control system cannot provide absolute assurance, however, that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting

The Management of Sitestar Corporation is responsible for establishing and maintaining adequate internal control over its financial reporting.  Sitestar Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Sitestar Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  Based on this assessment, Management determined that at December 31, 2010, the Corporation’s internal control over financial reporting was effective.

(c)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting, occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s  internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	42	President, CEO, Director	October 2001
Julia E. Erhartic	43	Secretary, Director	October 2001
Daniel Judd	54	CFO, Director	June 2004

Frank Erhartic, Jr., 42, Mr. Erhartic guides Sitestar’s long-term market strategies and investments, oversees all product research and development and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a Sitestar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner remanufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by Sitestar in 2000.  He was named President and CEO in 2002, and has led the growth of the Company’s customer base through a series of acquisitions.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications and is a graduate of Virginia Tech with degrees in both Management and Finance.

Julia Erhartic, 43, Ms. Erhartic graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and then shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Dan Judd, 54, Mr. Judd has over thirty years of experience in accounting and management, he oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar in 2003, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions in manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

TERM OF DIRECTORS:

Director	Expiration of term
Frank R. Erhartic, Jr.	December 31, 2011
Julia Erhartic	December 31, 2011
Dan Judd	December 31, 2011

Section 16(a) Beneficial Ownership Reporting Compliance Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2010 all of our executive officers and directors complied with the requirements of Section 16 (a).

The Company has adopted a code of ethics and it is available on the Company’s website www.sitestar.com under Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Frank R, Erhartic, Jr., Principal Executive Officer (PEO)	2010	93,308							93,308
	2009	97,885							97,885
Daniel Judd, Principal Financial Officer (PFO)	2010	45,200							45,200
	2009	45,200							45,200
Julie E. Erhartic, (Officer)	2010	13,000							13,000
	2009	13,000							13,000

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $93,308 and $97,885 for the years ended December 31, 2010 and 2009, respectively.  He received no other compensation.  Daniel Judd, CFO and Director earned a salary of $45,200 and $45,200 for the years ended December 31, 2010 and 2009, respectively.  He received no other compensation.  Julia E. Erhartic, Secretary and Director, earned a salary of $13,000 and $13,000 for the years ended December 31, 2010 and 2009, respectively.  She received no other compensation.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2010 and 2009.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2010 and 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00

Daniel Judd, Director							$0.00

Julie E. Erhartic, Director							$0.00

There were no Director compensation other than salary for the years ended December 31, 2010 and 2009.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 30, 2011 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)

Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	24,583,980	32.89%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	133,865	00.18%
All directors and officers As a group (3 persons)	24,717,845	33.07%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 74,735,705 shares of common stock outstanding as of March 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters located at 7109 Timberlake Road, Suite 201, Lynchburg, VA 24502 from Frank R. Erhartic, Jr., a stockholder of the Company pursuant to a lease agreement entered into on November 23, 2003. Pursuant to the lease agreement, the Company pays Mr. Erhartic rent in the amount of $48,000 per year. The lease agreement expires on November 1, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2010 and 2009

	2010	2009
Audit fees	$58,875	$37,500
Audit related fees	13,500	-
Tax	1,875	-
Other	-	-
	$74,250	$37,500

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

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	March 31, 2011
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	March 31, 2011
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	March 31, 2011
Julie Erhartic