Form 10-Q
period 2011-03-31
SITESTAR CORP
filed 2011-05-13
CIK 1096934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 13, 2011, the issuer had 91,326,463 shares of common stock issued and 74,585,705 outstanding.

SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2-3

Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	5-6

Notes to Condensed Consolidated Financial Statements	7-16

Item 2. Management's Discussion and Analysis	17-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

SIGNATURES	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS

	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$216,114	$939,328
Accounts receivable, net of allowance of $6,089 and $5,433	85,986	74,669
Prepaid expenses	20,289	1,500
Total current assets	322,389	1,015,497
PROPERTY AND EQUIPMENT, net	174,923	177,844
CUSTOMER LIST, net of accumulated amortization of $12,102,167 and $11,977,598	251,506	279,075
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	1,030,223	763,033
REAL ESTATE HELD FOR INVESTMENT	1,378,172	515,202
OTHER ASSETS	299,359	305,250
TOTAL ASSETS	$4,745,131	$4,344,460

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
MARCH 31, 2011 AND DECEMBER 31, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$-	$15,565
Accrued income taxes	37,405	147,717
Accrued expenses	28,300	22,528
Deferred revenue	588,135	594,038
Notes payable	933,615	900,615
Total current liabilities	1,587,455	1,680,463
NOTES PAYABLE - STOCKHOLDERS	89,920	49,460
TOTAL LIABILITIES	1,677,375	1,729,923
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2011 and 2010 and 74,585,705 and 74,735,705 shares outstanding in 2011 and 2010	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 16,740,758 and 16,590,758 common shares	(786,794)	(785,024)
Accumulated deficit	(10,117,723)	(10,572,712)
Total stockholders’ equity	3,067,756	2,614,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,745,131	$4,344,460

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
REVENUE	$1,048,615	$1,462,009

COST OF REVENUE	491,485	657,729

GROSS PROFIT	557,130	804,280

OPERATING EXPENSES:
Selling general and administrative expenses	378,941	778,320

INCOME (LOSS) FROM OPERATIONS	178,189	25,960

OTHER INCOME (EXPENSES)	44	(27,500)

INCOME (LOSS) BEFORE INCOME TAXES	178,233	(1,540)

INCOME TAXES (EXPENSE) BENEFIT	276,756	9,578

NET INCOME (LOSS)	$454,989	$8,038

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,691,038	75,319,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$454,989	$8,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	135,879	527,834
Allowance for doubtful accounts	656	(765)
Deferred income taxes	(267,190)	(138,345)
(Increase) decrease in:
Accounts receivable	(11,973)	44,794
Prepaid expenses	(18,789)	(42)
Other assets	(1,500)	-
Increase (decrease) in:
Accounts payable	(15,565)	(82,636)
Accrued expenses	5,772	17,937
Deferred revenue	(5,903)	(78,326)
Accrued income taxes	(110,312)	(374,000)

Net cash provided by (used in) operating activities	166,064	(75,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	2	1,643
Purchase of property and equipment	-	-
Purchase of real estate held for investment	(862,970)	-
Purchase of non-compete	(1,000)	-
Purchase of customer list	(64,000)	-

Net cash provided by (used in) investing activities	(927,968)	1,643

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(49,460)	(122,315)
Purchase of treasury stock	(1,770)	(35,398)
Proceeds from notes payable - stockholders	89,920	-

Net cash provided by (used in) financing activities	38,690	(157,713)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(723,214)	(231,581)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	939,328	1,090,807

CASH AND CASH EQUIVALENTS – END OF PERIOD	$216,114	$859,226

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2011 and 2010, the Company used cash to pay income taxes of $100,746 and $489,000 and paid interest expense of approximately $1,000 and $11,000, respectively.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2011, the Company acquired certain assets through the issuance of notes payable in the amount of $33,000.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

For the three months ended March 31, 2011 and 2010:

	2011	2010
Net income available to common shareholders	$454,989	$8,038
Weighted average number of common shares	74,691,038	75,319,705
Basic and diluted income per share	$0.01	$0.00

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2011, the Company issued no shares of common stock and repurchased 150,000 treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2011 and 2010:

March 31, 2011

	Corporate	Internet	Consolidated
Revenue	$-	$1,048,615	$1,048,615
Operating Income (loss)	$(33,115)	$211,304	$178,189
Depreciation and amortization	$-	$135,879	$135,879
Interest expense	$-	$864	$864
Real estate held for investment	$1,378,172	$-	$1,378,172
Intangible assets	$-	$1,548,898	$1,548,898
Total assets	$1,378,172	$3,366,959	$4,745,131

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

March 31, 2010

	Corporate	Internet	Consolidated
Revenue	$-	$1,462,009	$1,462,009
Operating Income	$(3,084)	$29,044	$25,960
Depreciation and amortization	$-	$527,834	$527,834
Interest expense	$-	$11,490	$11,490
Real estate held for investment	$-	$-	$-
Intangible assets	$-	$2,931,678	$2,931,678
Total assets	$-	$5,639,134	$5,639,134

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

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of March 31, 2011 through the date the financial statements were issued.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. The Company’s adoption of this Update did not have a material impact on the Company’s condensed consolidated financial statements.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 – ACQUISITIONS

Jellico.com, Inc.

Effective August 1, 2010, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of Jellico.com, Inc., a Tennessee-based Internet Service Provider.  The total purchase price was $17,020 representing the fair value of the assets acquired which consisted of a $10,000 cash payment at closing with the remaining balance paid in 4 monthly installments beginning September 2010.

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 – ACQUISITIONS, continued

NCISP.net

Effective March 1, 2011, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of NCISP.net, a North Carolina-based Internet Service Provider.  The total purchase price was $88,000 representing the fair value of the assets acquired which consisted of a $55,000 cash payment at closing with the remaining balance paid in 6 monthly installments beginning April 2011.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  Sitestar has assessed the valuations of certain intangible assets as represented below.

Equipment	$-
Customer list	97,000
Non-compete agreement	1,000
Deferred revenue	(10,000)
Purchase price	$88,000

The following table presents the unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2011 and reflects the results of operations of the Company as if the acquisition of NCISP.net had been effective January 1, 2011. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

2011
Net sales	$1,062,615
Gross profit	$564,396
Selling, general and administrative expenses	$383,144
Net income	$458,052
Basic income per share	$0.01

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 – PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended March 31, 2011 and 2010 included the following:

	2011	2010
Current provision:
Federal	$(8,131)	$125,735
State	(1,435)	22,188
Deferred provision:
Federal	(227,112)	(117,593)
State	(40,078)	(20,752)
Total income tax provision	$(276,756)	$(9,578)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Accounts receivable	$6,089	$5,420
Amortization of Intangible assets	3,576,554	3,446,206
Less valuation allowance	(2,552,420)	(2,552,420)
Deferred tax asset	$1,030,223	$899,206

At March 31, 2011 and December 31, 2010, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  The Company is subject to Federal income taxes as well as income taxes of state jurisdictions.  For Federal and state taxes purposes, tax years 2007 through 2010 remain open to examination.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $132,958 and $523,867 for the three months ended March 31, 2011 and 2010.

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

NOTE 10 – NOTES PAYABLE

Notes payable at March 31, 2011 and December 31, 2010 consist of the following:

	2011	2010
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Non-interest bearing amount due on acquisition of NCISP	33,000	-

Totals	933,615	900,615
Less current portion	(933,615)	(900,615)
Long-term portion	$-	$-

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2012	$933,615
Twelve months ending March 31, 2013	-
Twelve months ending March 31, 2014	-
Twelve months ending March 31, 2015	-
Twelve months ending March 31, 2016	-
Thereafter	-
Total	$933,615

NOTE 11 – NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at March 31, 2011 and December 31, 2010 consist of the following:

	2011	2010
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$89,920	$49,460

Totals	89,920	49,460
Less current portion	-	-
Long-term portion	$89,920	$49,460

The future principal maturities of these notes are as follows:

Year ending March 31, 2012	$-
Year ending March 31, 2013	-
Year ending March 31, 2014	89,920
Year ending March 31, 2015	-
Year ending March 31, 2016	-
Total	$89,920

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

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2010 included in the Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The products and services that the Company provides include:

●	Internet access services;

●	Web acceleration services;

●	Web hosting services;

●	End-to-end e-commerce solutions; and

●	Toner and ink cartridge remanufacturing services.

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

Results of operations

The following tables show financial data for the three months ended March 31, 2011 and 2010. Operating results for any period are not necessarily indicative of results for any future period.

	For the three months ended March 31, 2011
	Corporate	Internet	Total
Revenue	$-	$1,048,615	$1,048,615
Cost of revenue	-	491,485	491,485

Gross profit	-	557,130	557,130

Operating expenses	33,115	345,826	378,941

Income (loss) from operations	(33,115)	211,304	178,189
Other income (expense)	-	44	44

Income (loss) before income taxes	(33,115)	211,348	178,233
Income taxes (expense) benefit	-	276,756	276,756

Net income (loss)	$(33,115)	$488,104	$454,989

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the three months ended March 31, 2010
	Corporate	Internet	Total
Revenue	$-	$1,462,009	$1,462,009
Cost of revenue	-	657,729	657,729

Gross profit	-	804,280	804,280

Operating expenses	3,084	775,236	778,320

Income (loss) from operations	(3,084)	29,044	25,960
Other income (expense)	-	(27,500)	(27,500)

Income (loss) before income taxes	(3,084)	1,544	(1,540)
Income taxes (expense) benefit	-	9,578	9,578

Net income (loss)	$(3,084)	$11,122	$8,038

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2011 and 2010.

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three months ended March 31, 2011

	Corporate	Internet	Total
EBITDA	$(33,115)	$348,091	$314,976
Interest expense	-	(864)	(864)
Taxes	-	276,756	276,756
Depreciation	-	(2,921)	(2,921)
Amortization	-	(132,958)	(132,958)

Net income (loss)	$(33,115)	$488,104	$454,989

For the three months ended March 31, 2010

	Corporate	Internet	Total
EBITDA	$(3,084)	$540,868	$537,784
Interest expense	-	(11,490)	(11,490)
Taxes	-	9,578	9,578
Depreciation	-	(3,967)	(3,967)
Amortization	-	(523,867)	(523,867)

Net income (loss)	$(3,084)	$11,122	$8,038

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

The current real estate market presents the unique opportunity to acquire properties at deep discounts from fair market value with the potential for substantial profits.  Management evaluates property as it becomes available with respect to the market value versus the acquisition cost, in addition to other conditions that could affect the resale value.  Renovations are made as needed to maximize the market appeal and value prior to listing for sale.

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program.  As of the balance sheet date, March 31, 2011, the Company has invested approximately $1,378,000 in surplus funds and is continuing the investing process.  Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010

REVENUE

Revenue for the three months ended March 31, 2011 decreased by $413,394 or 28.3% from $1,462,009 for the three months ended March 31, 2010 to $1,048,615 for the same period in 2011.  Internet sales decreased due primarily to customer attrition to broadband services and is offset in part by the addition of Internet customers from asset acquisitions.  To help offset this decline in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations.

COST OF REVENUE

Costs of revenue for the three months ended March 31, 2011 decreased by $166,244 or 25.3% from $657,729 for the three months ended March 31, 2010 to $491,485 for the same period in 2011.  Cost of revenue decreased as a result of declining revenue.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2011 decreased $399,379 or 51.3% from $778,320 for the three months ended March 31, 2010 to $378,941 for the same period in 2011.  This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $390,909 or 74.6% from $523,867 for the three months ended March 31, 2010 to $132,958 for the same period in 2011.  Wages decreased $44,268 or 31.4% from $140,836 for the three months ended March 31, 2010 to $96,568 for the same period in 2011.

INCOME TAXES

For the three months ended March 31, 2011 and March 31, 2010 corporate income tax expenses (benefit) of $(276,756) and $(9,578) were accrued.

SITESTAR CORPORATION

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2011 decreased by $10,626 or 92.5% from $11,490 for the three months ended March 31, 2010 to $864 for the same period in 2011.  This decrease is a result of reducing debt used to finance the acquisition of additional customers.

MARCH 31, 2011 COMPARED TO DECEMBER 31, 2010

FINANCIAL CONDITION

Net accounts receivable increased $11,317 or 15.2% from $74,669 on December 31, 2010 to $85,986 on March 31, 2011.  Accounts payable decreased by $15,565 or 100.0% from $15,565 on December 31, 2010 to $0 on March 31, 2011. Accrued expenses increased by $5,772 or 25.6% from $22,528 on December 31, 2010 to $28,300 on March 31, 2011.  Deferred revenue decreased by $5,903 or 1.0% from $594,038 on December 31, 2010 to $588,135 on March 31, 2011 representing decreased volume of customer accounts that have been prepaid. Long-term notes payable to shareholders increased $40,460 or 81.8% from $49,460 on December 31, 2010 to $89,920 on March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $216,114 and $939,328 at March 31, 2011 and at December 31, 2010.  EBITDA was $314,976 for the three months ended March 31, 2011 as compared to $537,784 for the same period in 2010.

	2011	2010
EBITDA for the three months ended March 31,	$314,976	$537,784
Interest expense	(864)	(11,490)
Taxes	276,756	9,578
Depreciation	(2,921)	(3,967)
Amortization	(132,958)	(523,867)
Net income for the three months ended March 31,	$454,989	$8,038

The aging of accounts receivable as of March 31, 2011 and December 31, 2010 is as shown:

	2011		2010
Current	$46,652	54%	$38,037	51%
30 < 60	18,517	22%	22,550	30%
60 +	20,817	24%	14,082	19%
Total	$85,986	100%	$74,669	100%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SITESTAR CORPORATION

Date: May 13, 2011	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: May 13, 2011	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer (Principal Financial Officer)