Form 10-Q
period 2011-06-30
SITESTAR CORP
filed 2011-07-28
CIK 1096934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 28, 2011, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June
30, 2011 and December 31, 2010	3-4

Condensed Consolidated Statements of Income for the
three months ended June 30, 2011 and 2010	5

Condensed Consolidated Statements of Income for the
six months ended June 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2011 and 2010	7-8

Notes to Condensed Consolidated Financial Statements	9-18

Item 2. Management's Discussion and Analysis	19-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

Part II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	28

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$216,273	$939,328
Accounts receivable, net of allowance of $3,639 and $5,433	58,322	74,669
Prepaid expenses	1,535	1,500

Total current assets	276,130	1,015,497

PROPERTY AND EQUIPMENT, net	173,430	177,844
CUSTOMER LIST, net of accumulated amortization of $12,190,566 and $11,977,598	163,107	279,075
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	953,152	763,033
REAL ESTATE HELD FOR INVESTMENT	1,694,902	515,202
OTHER ASSETS	296,307	305,250

TOTAL ASSETS	$4,845,587	$4,344,460

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
JUNE 30, 2011 AND DECEMBER 31, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$38,513	$15,565
Accrued income taxes	19,530	147,717
Accrued expenses	22,615	22,528
Deferred revenue	537,822	594,038
Notes payable	933,615	900,615

Total current liabilities	1,552,095	1,680,463

NOTES PAYABLE - STOCKHOLDERS	89,920	49,460

TOTAL LIABILITIES	1,642,015	1,729,923

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2011 and 2010 and 74,085,705 and 74,735,705 shares outstanding in 2011 and 2010	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 and 16,590,758 common shares	(789,518)	(785,024)
Accumulated deficit	(9,979,183)	(10,572,712)

Total stockholders’ equity	3,203,572	2,614,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,845,587	$4,344,460

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUE	$953,745	$1,296,598

COST OF REVENUE	494,984	593,580

GROSS PROFIT	458,761	703,018

OPERATING EXPENSES:
Selling general and administrative expenses	323,035	845,572

INCOME (LOSS) FROM OPERATIONS	135,726	(142,554)

OTHER INCOME (EXPENSES)	(2,803)	(5,217)

INCOME (LOSS) BEFORE INCOME TAXES	132,923	(147,771)

INCOME TAXES (EXPENSE) BENEFIT	5,616	(165,867)

NET INCOME (LOSS)	$138,539	$(313,638)

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,480,125	75,231,353

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUE	$2,002,360	$2,758,610

COST OF REVENUE	986,469	1,251,309

GROSS PROFIT	1,015,891	1,507,301

OPERATING EXPENSES:
Selling general and administrative expenses	701,976	1,623,892

INCOME (LOSS) FROM OPERATIONS	313,915	(116,591)

OTHER INCOME (EXPENSES)	(2,758)	(32,718)

INCOME (LOSS) BEFORE INCOME TAXES	311,157	(149,309)

INCOME TAXES (EXPENSE) BENEFIT	282,372	(156,289)

NET INCOME (LOSS)	$593,529	$(305,598)

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,480,125	75,399,401

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$593,529	$(305,598)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	232,326	1,053,864
Allowance for doubtful accounts	(1,794)	(4,929)
Deferred income taxes	(190,119)	(87,478)
(Increase) decrease in:
Accounts receivable	15,142	282,259
Prepaid expenses	(36)	(179,642)
Other assets	-	101,741
Increase (decrease) in:
Accounts payable	22,945	(77,021)
Accrued expenses	88	15,856
Deferred revenue	(66,215)	(162,535)
Accrued income taxes	(128,187)	(259,000)

Net cash provided by operating activities	477,679	377,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	(1)	1,761
Purchase of property and equipment	(2,000)	-
Purchase of real estate held for investment	(1,179,699)	-
Purchase of non-compete	(1,000)	-
Purchase of deferred revenue	10,000	-
Purchase of customer list	(97,000)	-

Net cash provided by (used in) investing activities	(1,269,700)	1,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(49,460)	(280,173)
Proceeds from note payable	33,000	-
Purchase of treasury stock	(4,494)	(39,428)

Proceeds from notes payable - stockholders	89,920	-

Net cash provided by (used in) financing activities	68,966	(319,601)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(723,055)	59,677

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	939,328	1,090,807

CASH AND CASH EQUIVALENTS – END OF PERIOD	$216,273	$1,150,484

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2011 and 2010, the Company used cash to pay income taxes of $100,746 and $489,000 and paid interest expense of approximately $3,000 and $20,000, respectively.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

For the three months ended June 30, 2011 and 2010:
	2011	2010
Net income available to common shareholders	$138,539	$(313,638)
Weighted average number of common shares	74,480,125	75,231,353

Basic and diluted income per share	$0.00	$0.00

For the six months ended June 30, 2011 and 2010:
	2011	2010
Net income available to common shareholders	$593,529	$(305,598)
Weighted average number of common shares	74,480,125	75,319,705

Basic and diluted income per share	$0.01	$0.00

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2011, the Company issued no shares of common stock and repurchased 650,000 treasury shares.
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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended June 30, 2011and 2010:

June 30, 2011
	Corporate	Internet	Consolidated
Revenue	$-	$953,745	$953,745
Operating Income (loss)	$(26,224)	$161,950	$135,726
Depreciation and amortization	$-	$96,448	$96,448
Interest expense	$-	$2,218	$2,218
Real estate held for investment	$1,694,902	$-	$1,694,902
Intangible assets	$-	$1,455,943	$1,455,943
Total assets	$1,694,902	$3,150,685	$4,845,587

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

June 30, 2010
	Corporate	Internet	Consolidated
Revenue	$-	$1,296,598	$1,296,598
Operating Income (loss)	$(61,593)	$(80,961)	$(142,554)
Depreciation and amortization	$-	$526,029	$526,029
Interest expense	$-	$8,141	$8,141
Real estate held for investment	$-	$-	$-
Intangible assets	$-	$2,409,617	$2,409,617
Total assets	$-	$5,197,933	$5,197,933

Summarized financial information concerning the Company's reportable segments is shown in the following table for the six months ended June 30, 2011and 2010:

June 30, 2011
	Corporate	Internet	Consolidated
Revenue	$-	$2,002,360	$2,002,360
Operating Income (loss)	$(59,338)	$373,253	$313,915
Depreciation and amortization	$-	$232,326	$232,326
Interest expense	$-	$3,082	$3,082
Real estate held for investment	$1,694,902	$-	$1,694,902
Intangible assets	$-	$1,455,943	$1,455,943
Total assets	$1,694,902	$3,150,685	$4,845,587

June 30, 2010
	Corporate	Internet	Consolidated
Revenue	$-	$2,758,610	$2,758,610
Operating Income (loss)	$(64,677)	$(51,914)	$(116,591)
Depreciation and amortization	$-	$1,053,864	$1,053,864
Interest expense	$-	$19,631	$19,631
Real estate held for investment	$-	$-	$-
Intangible assets	$-	$2,409,617	$2,409,617
Total assets	$-	$5,197,933	$5,197,933

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

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2011 through the date the financial statements were issued.

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

The following table presents the unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2011 and reflects the results of operations of the Company as if the acquisition of NCISP.net had been effective January 1, 2011. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

2011
Net sales	$2,044,844
Gross profit	$1,040,776
Selling, general and administrative expenses	$710,217
Net income	$601,770
Basic income per share	$0.01

    SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the six months ended June 30, 2011 and 2010 included the following:

	2011	2010
Current provision:
Federal	$(78,415)	$207,201
State	(13,837)	36,566
Deferred provision:
Federal	(161,602)	(74,356)
State	(28,518)	(13,122)

Total income tax provision	$(282,372)	$156,289

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Accounts receivable	$3,639	$5,420
Amortization of Intangible assets	3,501,933	3,446,206
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$953,152	$899,206

At June 30, 2011 and December 31, 2010, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  The Company is subject to Federal income taxes as well as income taxes of state jurisdictions.  For Federal and state taxes purposes, tax years 2007 through 2010 remain open to examination.

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $225,912 and $1,045,928 for the six months ended June 30, 2011 and 2010.

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

Notes payable at June 30, 2011 and December 31, 2010 consist of the following:

	2011	2010

Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Non-interest bearing amount due on acquisition of NCISP	33,000	-

Totals	933,615	900,615
Less current portion	(933,615)	(900,615)

Long-term portion	$-	$-

   SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The future principal maturities of these notes are as follows:

Twelve months ending June 30, 2012	$933,615
Twelve months ending June 30, 2013	-
Twelve months ending June 30, 2014	-
Twelve months ending June 30, 2015	-
Twelve months ending June 30, 2016	-
Thereafter	-

Total	$933,615

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at June 30, 2011 and December 31, 2010 consist of the following:

	2011	2010
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$89,920	$49,460

Totals	89,920	49,460
Less current portion	-	-

Long-term portion	$89,920	$49,460

The future principal maturities of these notes are as follows:

Year ending June 30, 2012	$-
Year ending June 30, 2013	-
Year ending June 30, 2014	89,920
Year ending June 30, 2015	-
Year ending June 30, 2016	-

Total	$89,920

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

Results of operations

The following tables show financial data for the six months ended June 30, 2011 and 2010. Operating results for any period are not necessarily indicative of results for any future period.

	For the six months ended June 30, 2011
	Corporate	Internet	Total
Revenue	$-	$2,002,360	$2,002,360
Cost of revenue	-	986,469	986,469

Gross profit	-	1,015,891	1,015,891

Operating expenses	59,338	642,638	701,976

Income (loss) from operations	(59,338)	373,253	313,915
Other income (expense)	-	(2,758)	(2,758)

Income (loss) before income taxes	(59,338)	370,495	311,157
Income taxes (expense) benefit	-	282,372	282,372

Net income (loss)	$(59,338)	$652,867	$593,529

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	For the six months ended June 30, 2010
	Corporate	Internet	Total
Revenue	$-	$2,758,610	$2,758,610
Cost of revenue	-	1,251,309	1,251,309

Gross profit	-	1,507,301	1,507,301

Operating expenses	64,677	1,559,215	1,623,892

Income (loss) from operations	(64,677)	(51,914)	(116,591)
Other income (expense)	-	(32,718)	(32,718)

Income (loss) before income taxes	(64,677)	(84,632)	(149,309)
Income taxes (expense) benefit	-	(156,289)	(156,289)

Net income (loss)	$(64,677)	$(240,921)	$(305,598)

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2011 and 2010.

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the six months ended June 30, 2011
	Corporate	Internet	Total
EBITDA	$(59,338)	$605,903	$546,565
Interest expense	-	(3,082)	(3,082)
Taxes	-	282,372	282,372
Depreciation	-	(6,414)	(6,414)
Amortization	-	(225,912)	(225,912)

Net income (loss)	$(59,338)	$652,867	$593,529

For the six months ended June 30, 2010
	Corporate	Internet	Total
EBITDA	$(64,677)	$988,862	$924,185
Interest expense	-	(19,631)	(19,631)
Taxes	-	(156,289)	(156,289)
Depreciation	-	(7,935)	(7,935)
Amortization	-	(1,045,928)	(1,045,928)

Net income (loss)	$(64,677)	$(240,921)	$(305,598)

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program.  As of the balance sheet date, June 30, 2011, the Company has invested approximately $1,695,000 in surplus funds and is continuing the investing process.  Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO MARCH 31, 2010

REVENUE

Revenue for the six months ended June 30, 2011 decreased by $756,250 or 27.4% from $2,758,610 for the six months ended June 30, 2010 to $2,002,360 for the same period in 2011.  Internet sales decreased due primarily to customer attrition to broadband services and is offset in part by the addition of Internet customers from asset acquisitions.  To help offset this decline in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and fold them into its operations.

COST OF REVENUE

Costs of revenue for the six months ended June 30, 2011 decreased by $264,840 or 21.2% from $1,251,309 for the six months ended June 30, 2010 to $986,469 for the same period in 2011.  Cost of revenue decreased as a result of declining revenue.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2011 decreased $921,916 or 56.8% from $1,623,892 for the six months ended June 30, 2010 to $701,976 for the same period in 2011.  This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $820,016 or 78.4% from $1,045,928 for the six months ended June 30, 2010 to $225,912 for the same period in 2011.  Wages decreased $90,497 or 32.9% from $274,791 for the six months ended June 30, 2010 to $184,294 for the same period in 2011.

INCOME TAXES

For the six months ended June 30, 2011 and June 30, 2010 corporate income tax expenses (benefit) of $(282,372) and $156,289 were accrued.

SITESTAR CORPORATION

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2011 decreased by $16,549 or 84.3% from $19,631 for the six months ended June 30, 2010 to $3,082 for the same period in 2011.  This decrease is a result of reducing debt used to finance the acquisition of additional customers.

JUNE 30, 2011 COMPARED TO DECEMBER 31, 2010

FINANCIAL CONDITION

Net accounts receivable decreased $16,347 or 21.9% from $74,669 on December 31, 2010 to $58,322 on June 30, 2011.  Accounts payable increased by $22,948 or 147.4% from $15,565 on December 31, 2010 to $38,513 on June 30, 2011. Deferred revenue decreased by $56,216 or 9.5% from $594,038 on December 31, 2010 to $537,822 on June 30, 2011 representing decreased volume of customer accounts that have been prepaid. Long-term notes payable to shareholders increased $40,460 or 81.8% from $49,460 on December 31, 2010 to $89,920 on June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $216,273 and $939,328 at June 30, 2011 and at December 31, 2010.  EBITDA was $546,565 for the six months ended June 30, 2011 as compared to $924,185 for the same period in 2010.

	2011	2010
EBITDA for the six months ended June 30,	$546,565	$924,185
Interest expense	(3,082)	(19,631)
Taxes	(282,372)	(156,289)
Depreciation	(6,414)	(7,935)
Amortization	(225,912)	(1,045,928)

Net income for the six months ended June 30,	$593,529	$(305,598)

The aging of accounts receivable as of June 30, 2011 and December 31, 2010 is as shown:

	2011		2010
Current	$30,292	52%	$38,037	51%
30 < 60	18,480	32%	22,550	30%
60 +	9,550	16%	14,082	19%

Total	$58,322	100%	$74,669	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. .

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

SITESTAR CORPORATION

Date: July 28, 2011	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: July 28, 2011	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer (Principal Financial Officer)