Form 10-Q
period 2011-09-30
SITESTAR CORP
filed 2011-11-14
CIK 1096934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting Company)	Smaller Report Company ☒

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
Yes ☐ No ☒

As of November 14, 2011, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

SITESTAR CORPORATION

Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3 - 4

	Condensed Consolidated Statements of Income for the three months ended September 30, 2011 and 2010	5

	Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 19

Item 2.	Management's Discussion and Analysis	20 - 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS

	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$300,174	$939,328
Accounts receivable, net of allowance of $3,722 and $5,433	48,157	74,669
Prepaid expenses	5,162	1,500

Total current assets	353,493	1,015,497

PROPERTY AND EQUIPMENT, net	168,795	177,844
CUSTOMER LIST, net of accumulated amortization of $12,251,295 and $11,977,598	102,378	279,075
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	866,042	763,033
REAL ESTATE HELD FOR INVESTMENT	1,984,146	515,202
OTHER ASSETS	295,609	305,250

TOTAL ASSETS	$5,059,022	$4,344,460

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, continued
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$-	$15,565
Accrued income taxes	27,278	147,717
Accrued expenses	23,074	22,528
Deferred revenue	501,116	594,038
Notes payable	933,615	900,615

Total current liabilities	1,485,083	1,680,463

NOTES PAYABLE - STOCKHOLDERS	256,674	49,460

TOTAL LIABILITIES	1,741,757	1,729,923

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2011 and 2010 and 74,085,705 and 74,735,705 shares outstanding in 2011 and 2010	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 and 16,590,758 common shares	(789,518)	(785,024)
Accumulated deficit	(9,865,490)	(10,572,712)

Total stockholders’ equity	3,317,265	2,614,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,059,022	$4,344,460

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUE	$857,465	$1,196,920

COST OF REVENUE	398,778	555,294

GROSS PROFIT	458,687	641,626

OPERATING EXPENSES:
Selling general and administrative expenses	238,970	798,126

INCOME (LOSS) FROM OPERATIONS	219,717	(156,500)

OTHER INCOME (EXPENSES):
Other expenses	(3,673)	(1,413)
Gain on sale of real estate held for investment	148,145	-
	144,472	(1,413)

INCOME (LOSS) BEFORE INCOME TAXES	364,189	(157,913)

INCOME TAXES (EXPENSE) BENEFIT	(250,496)	(303,238)

NET INCOME (LOSS)	$113,693	$(461,151)

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	75,124,922

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

REVENUE	$2,859,825	$3,955,530

COST OF REVENUE	1,385,247	1,806,604

GROSS PROFIT	1,474,578	2,148,926

OPERATING EXPENSES:
Selling general and administrative expenses	940,946	2,422,018

INCOME (LOSS) FROM OPERATIONS	533,632	(273,092)

OTHER INCOME (EXPENSES):
Other expenses	(6,431)	(34,131)
Gain on sale of real estate held for investment	148,145	-
	141,714	(34,131)

INCOME (LOSS) BEFORE INCOME TAXES	675,346	(307,223)

INCOME TAXES (EXPENSE) BENEFIT	31,876	(459,527)

NET INCOME (LOSS)	$707,222	$(766,750)

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,347,207	75,306,903

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$707,222	$(766,750)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	295,385	1,580,830
Allowance for doubtful accounts	(1,711)	(8,025)
Deferred income taxes	(103,009)	(42,301)
Gain on sale of real estate held for investment	(148,145)	-
(Increase) decrease in:
Accounts receivable	28,223	296,472
Prepaid expenses	(3,662)	(168,594)
Other assets	-	101,742
Increase (decrease) in:
Accounts payable	(15,565)	(95,232)
Accrued expenses	546	33,387
Deferred revenue	(92,922)	(217,430)
Accrued income taxes	(120,439)	(144,000)

Net cash provided by operating activities	545,923	570,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets held for resale	2	1,762
Purchase of property and equipment	(2,000)	-
Purchase of real estate held for investment	(2,110,210)	(254,424)
Proceeds from sale of real estate held for investment	789,411
Purchase of non-compete	(1,000)	(1,000)
Purchase of customer list	(97,000)	(21,520)

Net cash provided by (used in) investing activities	(1,420,797)	(275,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(17,500)	(391,678)
Proceeds from notes payable – stockholders	224,714	17,020
Proceeds from note payable	33,000	-
Purchase of treasury stock	(4,494)	(43,508)

Net cash provided by provided by (used in) financing activities	235,720	(429,921)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(639,154)	(135,004)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	939,328	1,090,807

CASH AND CASH EQUIVALENTS – END OF PERIOD	$300,174	$955,803

See the accompanying notes to the unaudited condensed consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2011 and 2010, the Company used cash to pay income taxes of $191,572 and $632,000 and paid interest expense of approximately $8,000 and $26,000, respectively.

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

For the three months ended September 30, 2011 and 2010:

	2011	2010
Net income available to common shareholders	$113,693	$(461,151)
Weighted average number of common shares	74,085,705	75,124,922

Basic and diluted income per share	$0.00	$(0.01)

For the nine months ended September 30, 2011 and 2010:

	2011	2010
Net income available to common shareholders	$707,222	$(766,750)
Weighted average number of common shares	74,347,207	75,306,903

Basic and diluted income per share	$0.01	$(0.01)

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 – COMMON STOCK

During the nine months ended September 30, 2011, the Company issued no shares of common stock and repurchased 650,000 treasury shares.

NOTE 4 – SEGMENT INFORMATION

The Company has three business units that have been aggregated into two reportable segments: Corporate and Internet.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended September 30, 2011 and 2010:

September 30, 2011

	Corporate	Internet	Consolidated
Revenue	$-	$857,465	$857,465
Operating income (loss)	$(8,443)	$228,160	$219,717
Depreciation and amortization	$-	$67,559	$67,559
Interest expense	$-	$4,880	$4,880
Real estate held for investment	$1,984,146	$-	$1,984,146
Intangible assets	$-	$1,393,020	$1,393,020
Total assets	$1,984,146	$3,074,876	$5,059,022

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

September 30, 2010

	Corporate	Internet	Consolidated
Revenue	$-	$1,196,920	$1,196,920
Operating income (loss)	$(25,040)	$181,540	$(156,500)
Depreciation and amortization	$-	$526,967	$526,967
Interest expense	$-	$4,638	$4,638
Real estate held for investment	$254,424	$-	$254,424
Intangible assets	$-	$2,712,300	$2,712,300
Total assets	$254,424	$4,431,464	$4,685,888

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the nine months ended September 30, 2011 and 2010:

September 30, 2011

	Corporate	Internet	Consolidated
Revenue	$-	$2,859,825	$2,859,825
Operating income (loss)	$(8,443)	$542,075	$533,632
Depreciation and amortization	$-	$295,385	$295,385
Interest expense	$-	$7,962	$7,962
Real estate held for investment	$1,984,146	$-	$1,984,146
Intangible assets	$-	$1,393,020	$1,393,020
Total assets	$1,984,146	$3,074,876	$5,059,022

  SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

September 30, 2010

	Corporate	Internet	Consolidated
Revenue	$-	$3,955,530	$3,955,530
Operating income (loss)	$(89,718)	$(183,374	$(273,092)
Depreciation and amortization	$-	$1,580,830	$1,580,830
Interest expense	$-	$25,682	$25,682
Real estate held for investment	$254,424	$-	$254,424
Intangible assets	$-	$2,712,300	$2,712,300
Total assets	$254,424	$4,431,464	$4,685,888

NOTE 5 – REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment consists of multiple units of residential and commercial properties held for resale.

Summarized financial information concerning the Company's real estate investments is shown in the following table as of and for the three months ended September 30, 2011 and 2010:

	2011	2010
Real estate held for investment	$1,984,146	$254,424
Proceeds from sales of real estate	$789,411	$-
Gain (loss) on sale of real estate	$148,145	$-

Summarized financial information concerning the Company's real estate investments is shown in the following table as of and for the nine months ended September 30, 2011 and 2010:

	2011	2010
Real estate held for investment	$1,984,146	$254,424
Proceeds from sales of real estate	$789,411	$-
Gain (loss) on sale of real estate	$148,145	$-

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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
UNAUDITED

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, continued

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

NOTE 7 – ACQUISITIONS

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 – ACQUISITIONS, continued

The following table presents the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2011 and reflects the results of operations of the Company as if the acquisition of NCISP.net had been effective January 1, 2011. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

2011
Net sales	$2,865,000
Gross profit	$1,477,000
Selling, general and administrative expenses	$941,000
Net income	$708,000
Basic income per share	$0.01

NOTE 8 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the nine months ended September 30, 2011 and 2010 included the following:

	2011	2010
Current provision:
Federal	$60,463	$426,554
State	10,670	75,274
Deferred provision:
Federal	(87,558)	(35,956)
State	(15,451)	(6,345)

Total income tax provision	$(31,877)	$459,527

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at September 30, 2011 and December 31, 2010 are as follows:

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 8 – PROVISION FOR INCOME TAXES, continued

	2011	2010
Accounts receivable	$3,722	$6,291
Amortization of Intangible assets	3,414,740	3,349,291
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$866,042	$803,162

At September 30, 2011 and December 31, 2010, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.  The Company is subject to Federal income taxes as well as income taxes of state jurisdictions.  For Federal and state taxes purposes, tax years 2007 through 2010 remain open to examination.

NOTE 9 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $288,836 and $1,568,927 for the nine months ended September, 30, 2011 and 2010.

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

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 11 - NOTES PAYABLE

Notes payable at September 30, 2011 and December 31, 2010 consist of the following:

	2011	2010
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Non-interest bearing amount due on acquisition of NCISP	33,000	-

Totals	933,615	900,615
Less current portion	(933,615)	(900,615)

Long-term portion	$-	$-

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2012	$933,615
Twelve months ending September 30, 2013	-
Twelve months ending September 30, 2014	-
Twelve months ending September 30, 2015	-
Twelve months ending September 30, 2016	-
Thereafter	-

Total	$933,615

SITESTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 12 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at September 30, 2011 and December 31, 2010 consist of the following:

	2011	2010
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$206,674	$49,460

Note payable to stockholder for $50,000 at an annual interest rate of 8% interest. The accrued interest and principal are due on January 1, 2014.	50,000

Totals	256,674	49,460
Less current portion	-	-

Long-term portion	$256,674	$49,460

The future principal maturities of these notes are as follows:

Year ending September 30, 2012	$-
Year ending September 30, 2013	-
Year ending September 30, 2014	256,674
Year ending September 30, 2015	-
Year ending September 30, 2016	-
Total	$256,674

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

The Company’s Real Estate division invests in residential and commercial properties, refurbishes as necessary and sells wholesale or retail to consumers in the central Virginia area.

Results of operations

The following tables show financial data for the nine months ended September 30, 2011 and 2010. Operating results for any period are not necessarily indicative of results for any future period.

	Corporate	Internet	Total
Revenue	$-	$2,859,825	$2,859,825
Cost of revenue	-	1,385,247	1,385,247

Gross profit	-	1,474,578	1,474,578

Operating expenses	8,443	932,503	940,946

Income (loss) from operations	(8,443)	542,075	533,632
Other income (expense)	148,145	(6,431)	141,714

Income (loss) before income taxes	139,702	535,644	675,346
Income taxes (expense) benefit	-	31,876	31,876

Net income (loss)	$139,702	$567,520	$707,222

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	Corporate	Internet	Total
Revenue	$-	$3,955,530	$3,955,530
Cost of revenue	-	1,806,604	1,806,604

Gross profit	-	2,148,926	2,148,926

Operating expenses	89,718	2,332,300	2,422,018

Income (loss) from operations	(89,718)	(183,374)	(273,092)
Other income (expense)	-	(34,131)	(34,131)

Income (loss) before income taxes	(89,718)	(217,505)	(307,223)
Income taxes (expense) benefit	-	(459,527)	(459,527)

Net income (loss)	$(89,718)	$(677,032)	$(766,750)

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011

	Corporate	Internet	Total
EBITDA	$139,702	$843,491	$983,193
Interest expense	-	(7,962)	(7,962)
Taxes	-	31,876	31,876
Depreciation	-	(11,050)	(11,050)
Amortization	-	(288,835)	(288,835)

Net income (loss)	$139,702	$567,520	$707,222

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 30, 2010

	Corporate	Internet	Total
EBITDA	$(89,718)	$1,389,006	$1,299,288
Interest expense	-	(25,681)	(25,681)
Taxes	-	(459,527)	(459,527)
Depreciation	-	(11,903)	(11,903)
Amortization	-	(1,568,927)	(1,568,927)

Net income (loss)	$(89,718)	$(677,032)	$(766,750)

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

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program.  As of the balance sheet date, September 30, 2011, the Company has invested approximately $1,984,000 in surplus funds and is continuing the investing process.  Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010

REVENUE

Total revenue for the nine months ended September 30, 2011 decreased by $1,095,705 or 27.7% from $3,955,530 for the nine months ended September 30, 2010 to $2,859,825 for the same period in 2011.

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Sales decreased due primarily to customer attrition to broadband services and is offset in part by the addition of Internet customers from asset acquisitions.  To help offset this decline in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs and real estate.

COST OF REVENUE

Total costs of revenue for the nine months ended September 30, 2011 decreased by $421,357 or 23.3% from $1,806,604 for the nine months ended September 30, 2010 to $1,385,247 for the same period in 2011.  Cost of revenue decreased as a result of declining revenue.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2011 decreased $1,481,072 or 61.2% from $2,422,018 for the nine months ended September 30, 2010 to $940,946 for the same period in 2011.  This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $1,284,572 or 81.9% from $1,568,927 for the nine months ended September 30, 2010 to $284,355 for the same period in 2011.  Wages decreased $130,570 or 32.5% from $402,172 for the nine months ended September 30, 2010 to $271,602 for the same period in 2011.

INCOME TAXES

For the nine months ended September 30, 2011 and September 30, 2010 corporate income tax expenses (benefit) of $(31,876) and $459,527 were accrued.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2011 decreased by $17,719 or 69.0% from $25,681 for the nine months ended September 30, 2010 to $7,962 for the same period in 2011.  This decrease is a result of reducing debt used to finance the acquisition of additional customers.

SITESTAR CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

SEPTEMBER 30, 2011 COMPARED TO DECEMBER 31, 2010

FINANCIAL CONDITION

Net accounts receivable decreased $26,512 or 35.5% from $74,669 on December 31, 2010 to $48,157 on September 30, 2011.  Investment in real estate increased $1,468,944 or 285.1% from $515,202 on December 31, 2010 to $1,984,146 on September 30, 2011.  Accounts payable decreased by $15,565 or 100.0% from $15,565 on December 31, 2010 to none on September 30, 2011.  Deferred revenue decreased by $92,922 or 15.6% from $594,038 on December 31, 2010 to $501,116 on September 30, 2011 representing decreased volume of customer accounts that have been prepaid.  Long-term notes payable to shareholders increased $207,214 or 419.0% from $49,460 on December 31, 2010 to $256,674 on September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $300,174 and $939,328 at September 30, 2011 and at December 31, 2010.  EBITDA was $983,193 for the nine months ended September 30, 2011 as compared to $1,299,288 for the same period in 2010.

	2011	2010
EBITDA for the nine months ended September 30,	$983,193	$1,299,288
Interest expense	(7,962)	(25,681)
Taxes	31,876	(459,527)
Depreciation	(11,050)	(11,903)
Amortization	(288,835)	(1,568,927)

Net income for the nine months ended September 30,	$707,222	$(766,750)

The aging of accounts receivable as of September 30, 2011 and December 31, 2010 is as shown:

	2011		2010
Current	$26,267	55%	$38,037	51%
30 < 60	11,609	24%	22,550	30%
60 +	10,281	21%	14,082	19%

Total	$48,157	100%	$74,669	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

SITESTAR CORPORATION

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. .

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

SITESTAR CORPORATION

Date: November 14, 2011	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr. President, Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Date: November 14, 2011	By:	/s/ Daniel A. Judd.
Daniel A. Judd Chief Financial Officer (Principal Financial Officer)