Form 10-K
period 2011-12-31
SITESTAR CORP
filed 2012-03-30
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

The aggregate value of the voting common equity held by non-affiliates as of December 31, 2011, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $1,392,811 based on the price at which the common stock last sold on such day.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of March 30, 2012 was approximately 74,735,705.

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

Internet

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

Real Estate

The real estate group invests in, refurbishes and markets real estate for resale. The increase in real estate sales marks the beginning of the Company’s efforts to turn investments of excess cash from the Internet division into a new revenue stream. With the increased inventory of real estate investments, the sales should become a more prominent source of revenue.

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

Effective March 1, 2011, the Company entered into a Definitive Agreement acquiring the Internet based assets of Brampton Capital LLC., a North Carolina limited liability company. The Definitive Agreement consisted of the acquisition of the Internet related assets and a non-compete agreement of the company. The estimated net purchase price is $88,000 consisting of dial-up and email and web hosting customers less deferred revenue. The purchase price has been subsequently adjusted down to $55,000.

Effective October 15, 2008 pursuant to the approval of the board of directors, the Company’s management believes that it is in the best interests of the Corporation to implement a program to purchase (“Purchase Program”), as investments, real estate with the Company’s surplus cash flows. Any real estate purchased pursuant to the Purchase Program will be held as investment until such time or times as the Board of Directors, in its discretion, may deem advisable to sell or otherwise dispose of the property.

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

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, December 31, 2011, the Company has invested approximately $2,465,000 in surplus funds and is continuing the investing process. Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

Sitestar’s Business Strategy

The Company’s growth strategy is to expand its business by increasing its customer base, services and coverage area. The Company uses marketing, acquisitions and partnerships to accomplish this. The Company plans to increase the real estate holdings of distressed and foreclosed properties and refurbish as needed for marketability. These properties will then be presented to the market at or below conventional market value and sold for profit, providing a revenue stream for the future. Sitestar’s mission is to increase stockholder value by increasing revenues, minimizing operational costs and increasing profits, while maintaining superior products and customer service.

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

Increasing real estate holdings. The Company plans to increase the real estate holdings of distressed and foreclosed properties and refurbish as needed for marketability. These properties will then be presented to the market at or below conventional market value and sold for a profit.

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

Employees

As of March 30, 2012, the Company employed twelve full-time individuals.  Of these, the Company has three in management, one in administration, and eight technicians.  The Company also employed three part-time individuals.  Of these, the Company has two technicians and one in administration. The Company’s employees are not unionized and it considers its relations with its employees to be favorable.

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

The Company leases a 2,000 square foot office facility in Chatham, Ontario where it sells Internet services under the name of NetRover. The Company also houses Internet equipment there to serve its customers in Canada. This facility has an annual rent of $18,000 Canadian Dollars (CAD) or approximately $17,847 in United States Dollars (USD).  The facility is located at 48 Fifth Street, Chatham, Ontario N7M 4V8 and is leased from Duff Enterprises and this lease expires in November 2013.

The Company anticipates that it may require additional space for its ISP operations as it expands, and it believes that it will be able to obtain suitable space as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On or about January 16, 2008, the Company filed a Complaint in the Circuit Court in the Orange County Superior Court of the State of California against Frederick T. Manlunas, a former executive and director of the Company, for breach of contract, specific performance and declaratory relief.  The Company is now in the process of cancelling 4,000,000 shares formerly owned by Mr. Manlunas.

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company has vigorously defended this claim.  This matter was dismissed by the plaintiff on December 11, 2009. This case was re-filed on December 9, 2010 and the Company is in the process of preparing the first set of interrogatories and requests for production of documents for service on the plaintiff. As of the balance sheet date the Company is still waiting for the production of the documents.

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

	High	Low
2010
For the quarter ended March 31, 2010	$0.05	$0.03
For the quarter ended June 30, 2010	$0.04	$0.03
For the quarter ended September 30, 2010	$0.04	$0.02
For the quarter ended December 31, 2010	$0.03	$0.01
2011
For the quarter ended March 31, 2011	$0.02	$0.01
For the quarter ended June 30, 2011	$0.03	$0.01
For the quarter ended September 30, 2011	$0.03	$0.01
For the quarter ended December 31, 2011	$0.02	$0.01

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.02 on March 30, 2012 .  As of March 30, 2012 the Company had approximately 120 shareholders of record. Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

EQUITY COMPENSATION PLANS

The Company does not have any plans under which options, warrants or other rights to subscribe for or acquire shares of the Company’s common stock may be granted and there are no outstanding options, warrants or other rights to subscribe for or acquire shares of Company common stock. From time to time, the Board of Directors may grant shares of the Company’s common stock to its officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal years 2010 and 2011.

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

None.

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

The following chart provides information regarding purchases of Company equities by the Company and affiliated purchasers since the program was put in place in October 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 October 31, 2008	-	-	-	10,000,000
Month # 2 November 30, 2008	-	-	-	10,000,000
Month # 3 December 31, 2008	19,500	0.06	19,500	9,980,500
Total 2008	19,500	0.06	19,500	9,980,500
Month # 4 January 31, 2009	25,000	0.06	25,000	9,955,500
Month # 5 February 28, 2009	5,263,158	0.1121	5,263,158	4,692,342
Month # 6 March 31, 2009	34,000	0.051	34,000	4,658,342
Month # 7 April 30, 2009	-	-	-	4,658,342

Month # 8 May 31, 2009	7,000	0.051	7,000	4,651,342
Month # 9 June 30, 2009	-	-	-	4,651,342
Month # 10 July 31, 2009	10,000	0.05	10,000	4,641,342
Month # 11 August 31, 2009	-	-	-	4,641,342
Month # 12 September 30, 2009	1,460,795	0.05	1,460,795	3,180,547
Month # 13 October 31, 2009	39,000	0.05	39,000	3,141,547
Month # 14 November 30, 2009	30,000	0.043	30,000	3,111,547
Month # 15 December 31, 2009	20,000	0.048	20,000	3,091,547
Total 2009	6,888,953	0.097	6,888,953	3,091,547

Month # 16 January 31, 2010	840,000	0.04	840,000	2,251,547
Month # 17 February 28, 2010	40,000	0.04	40,000	2,211,547
Month # 18 March 31, 2010	-	-	-	2,211,547
Month # 19 April 30, 2010	80,000	0.035	80,000	2,131,547
Month # 20 May 31, 2010	40,000	0.03	40,000	2,091,547
Month # 21 June 30, 2010	-	-	-	2,091,547
Month # 22 July 31, 2010	40,000	0.03	40,000	2,051,547
Month # 23 August 31, 2010	120,000	0.024	120,000	1,931,547
Month # 24 September 30, 2010	-	-	-	1,931,547
Month # 25 October 31, 2010	62,000	0.023	62,000	1,869,547
Month # 26 November 30, 2010	142,000	0.022	142,000	1,727,547
Month # 27 December 31, 2010	100,000	0.013	100,000	1,627,547
Total 2010	1,464,000	0.028	1,464,000	1,627,547

Month # 28 January 31, 2011	-	-	-	1,627,547
Month # 29 February 28, 2011	-	-	-	1,627,547
Month # 30 March 31, 2011	150,000	0.012	150,000	1,477,547
Month # 31 April 30, 2011	210,000	0.005	210,000	1,267,547
Month # 32 May 31, 2011	190,000	0.005	190,000	1,077,547
Month # 33 June 30, 2011	60,000	0.010	60,000	1,017,547
Month # 34 July 31, 2011	-	-	-	1,017,547
Month # 35 August 31, 2011	-	-	-	1,017,547
Month # 36 September 30, 2011	-	-	-	1,017,547
Month # 36 October 31, 2011	-	-	-	1,017,547
Month # 37 November 30, 2011	-	-	-	1,017,547
Month # 38 December 31, 2011	-	-	-	1,017,547
Total 2011	610,000	0.007	610,000	1,017,547

Totals	8,982,453	0.079	8,982,453	1,017,547

ITEM 6.  SELECT FINANCIAL DATA

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2011 and December 31, 2010 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The Company acquires real estate holdings of distressed and foreclosed properties and refurbishes as needed for marketability. These properties are then presented to the market at or below conventional market value and sold for a profit.

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2011 and 2010.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2011
		Real
	Corporate	Estate	Internet	Total
Revenue	$-	$888,660	$3,673,902	$4,562,562
Cost of revenue	-	675,478	1,806,378	2,481,856
Gross profit	-	213,182	1,867,524	2,080,706
Operating expenses	77,662	-	1,055,266	1,132,928
Income (loss) from operations	(77,662)	213,182	812,258	947,778
Other income (expense)		-	(10,767)	(10,767)
Income (loss) before income taxes	(77,662)	213,182	801,491	937,011
Income taxes expense (benefit)	-	24,470	101,164	125,634
Net income (loss)	$(77,662)	$188,712	$700,327	$811,377

	For the year ended December 31, 2010
		Real
	Corporate	Estate	Internet	Total
Revenue	$-	$-	$5,051,916	$5,051,916
Cost of revenue	-	-	2,330,477	2,330,477
Gross profit	-	-	2,721,439	2,721,439
Operating expenses	97,364	-	2,990,548	3,087,912
Income (loss) from operations	(97,364)	-	(269,109)	(366,473)
Other income (expense)	-	-	(36,141)	(36,141)
Income (loss) before income taxes	(97,364)	-	(305,250)	(402,614)
Income taxes expense (benefit)	-	-	354,795	354,795
Net income (loss)	$(97,364	-	$(660,045)	$(757,409)

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2011 and 2010.

	For the year ended December 31, 2011
		Real
	Corporate	Estate	Internet	Total
EBITDA	$(77,662)	$213,182	$1,154,315	$1,289,835
Interest expense	-		(12,080)	(12,080)
Income tax expense	-	(24,470)	(101,164)	(125,634)
Depreciation	-		(15,685)	(15,685)
Amortization	-		(325,059)	(325,059)
Net income (loss)	$(77,662)	$188,712	$700,327	$811,377

	For the year ended December 31, 2010
		Real
	Corporate	Estate	Internet	Total
EBITDA	$(97,364)	$-	$1,632,839	$1,535,475
Interest expense	-	-	(28,009)	(28,009)
Taxes		-	(354,795)	(354,795)
Depreciation	-	-	(15,871)	(15,871)
Amortization	-	-	(1,894,209)	(1,894,209)
Net income (loss)	$(97,364)	$-	$(660,045)	$(757,409)

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2011 and December 31, 2010 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO DECEMBER 31, 2010

REVENUE.  Revenue for the year ended December 31, 2011 decreased by $489,354 or 9.7% from $5,051,916 for the year ended December 31, 2010 to $4,562,562 for the same period in 2011. Internet sales decreased $1,378,014 or 27.3% from $5,051,916 for the year ended December 31, 2010 to $3,673,902 for the same period in 2011. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs, folding them into its operations to provide future revenues. This decrease in Internet sales has been offset by first time real estate sales. Real estate sales increased $888,660 or 100.0% from none for the year ended December 31, 2010 to $888,660 for the same period in 2011. The increase in real estate sales marks the beginning of the Company’s efforts to turn investments of excess cash from the Internet division into a new revenue stream. With the increased inventory of real estate investments, the sales should become a more prominent source of revenue.

COST OF REVENUE.  Total costs of revenue for the year ended December 31, 2011 increased by $151,379 or 6.5% from $2,330,477 for the year ended December 31, 2010 to $2,481,856 for the same period in 2011.  The increase is due primarily to lower volume of Internet revenue and the inclusion of the higher cost real estate. Total cost of revenue as a percentage of sales increased 8.3% from 46.1% for the year ended December 31, 2010 to 54.4% for the same period in 2011. Internet cost of revenue increased 3.1% as a percentage of revenue resulting primarily from more costly forms of broadband service. Real estate cost of revenue as a percentage of revenue was 76.0% and a contributing factor in the overall increase in cost of revenue as a percentage of revenue.   The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale businesses recently acquired.

OPERATING EXPENSES.    Selling, general and administrative expenses decreased $1,972,183 or 63.9% from $3,084,703 for the year ended December 31, 2010 to $1,112,520 for the same period in 2011. This is due primarily to a decrease in amortization, wages and bad debt expenses. Amortization expense, including impairment decreased $1,569,150 or 82.8% from $1,894,209 for the year ended December 31, 2010 to $325,059 for the same period in 2011. Wages decreased $142,933 or 28.3% from $504,429 for the year ended December 31, 2010 to $361,496 for the same period in 2011. Bad debt expense decreased $260,029 or 118.4% from $219,671 for the year ended December 31, 2010 to $(40,358) for the same period in 2011.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2011 decreased by $15,929 or 56.9% from $28,009 for the year ended December 31, 2010 to $12,080 for the same period in 2011. This decrease was a result of the satisfaction of debt from financing recent acquisitions of customer bases.

INCOME TAXES.  For the years ended December 31, 2011 and 2010 corporate income tax expense of $125,634 and $354,795 were accrued.

BALANCE SHEET.   Net accounts receivable decreased $21,579 or 28.9% from $74,669 on December 31, 2010 to $53,090 on the same date in 2011. Investments increased $1,949,492 or 378.4% from $515,202 on December 31, 2010 to $2,464,694 on December 31, 2011. This increase is the result of investing in real estate to employ idle cash.  Customer list decreased $245,114 or 87.8% from $279,075 on December 31, 2010 to $33,961 on December 31, 2011.  This decrease is substantially due to scheduled amortization.  Deferred tax assets decreased $426 from $763,033 on December 31, 2010 to $762,607 on December 31, 2011.  This is due to the recognition of tax benefits of timing differences of certain tax deductions. Other assets decreased $39,070 or 12.8% from $305,250 on December 31, 2010 to $266,180 on December 31, 2011. Accounts payable increased by $55,571 or 357.0% from $15,565 on December 31, 2010 to $71,136 on December 31, 2011. Accrued income taxes decreased $66,364 from $147,717 on December 31, 2010 to $81,353 on December 31, 2011.  Accrued expenses increased by $8,905 or 39.5% from $22,528 on December 31, 2010 to $31,433 on December 31, 2011.  Deferred revenue decreased by $132,398 or 22.3% from $594,038 on December 31, 2010 to $461,640 on December 31, 2011 representing corresponding reduced revenue from which customers have prepaid services on December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $17,268 and $939,328 at December 31, 2011 and 2010, respectively. EBITDA was $1,289,835 for the year ended December 31, 2011 as compared to $1,535,475 for the year ended December 31, 2010.

	2011	2010
EBITDA for the year ended December 31,	$1,289,835	$1,535,475
Interest expense	(12,080)	(28,009)
Tax benefits (expense)	(125,634)	(354,795)
Depreciation	(15,685)	(15,871)
Amortization	(325,059)	(1,894,209)
Net income for the year ended December 31,	$811,377	$(754,709)

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category increased from 51.0% to 63.0% of total accounts receivable from December 31, 2010 to December 31, 2011.  The balance in the 30+ day category decreased from 30.0% to 25.0% of total accounts receivable from December 31, 2010 to December 31, 2011.  The balance in the 60+ day category decreased from 19.0% to 12.0% of total accounts receivable from December 31, 2010 to December 31, 2011.

The aging of accounts receivable as of December 31, 2011 and 2010 is as shown:

	2011		2010
Current	$33,362	63.0%	$38,037	51.0%
30+	13,123	25.0%	22,550	30.0%
60+	6,605	12.0%	14,082	19.0%
90+	-	-%	-	-%
Total	$53,090	100.0%	$74,669	100.0%

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

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, December 31, 2011, the Company has invested approximately $2,465,000 in surplus funds and is continuing the investing process. Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

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

ITEM 7A.  QUANTATITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	23

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2011 and 2010	24-25

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010	26

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011 and 2010	27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	28-29

Notes to Consolidated Financial Statements	30-40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sitestar Corporation

Lynchburg, VA 24502-2334

We have audited the accompanying consolidated balance sheets of Sitestar Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sitestar Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Santora CPA Group

Newark, DE 19713-4309

March 30, 2012

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

ASSETS

CURRENT ASSETS	2011	2010

Cash and cash equivalents	$17,268	$939,328
Accounts receivable, net of allowances of $2,586 and $5,433	53,090	74,669
Prepaid expenses	13,037	1,500
Real estate, at cost	2,464,694	515,202
Total current assets	2,548,089	1,530,699
PROPERTY AND EQUIPMENT, net	164,159	177,844
CUSTOMER LIST, net of accumulated amortization of $12,286,712 and $11,977,598	33,961	279,075
GOODWILL, net	1,288,559	1,288,559
DEFERRED TAX ASSETS	762,607	763,033
OTHER ASSETS	266,180	305,250

TOTAL ASSETS	$5,063,555	$4,344,460

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2011	2010

Accounts payable	$71,136	$15,565
Accrued income taxes	81,353	147,717
Accrued expenses	31,433	22,528
Deferred revenue	461,640	594,038
Notes payable, current portion	900,615	900,615
Note payable - stockholders, current portion	-	-
Total current liabilities	1,546,177	1,680,463

NOTES PAYABLE, less current portion	-	-
NOTES PAYABLE - STOCKHOLDERS, less current portion	95,958	49,460

TOTAL LIABILITIES	1,642,135	1,729,923

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares authorized and 91,326,463 shares issued in 2011 and 2010, and 74,085,705 and 74,735,705 shares outstanding in 2011 and 2010.	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury Stock, at cost, 17,240,758 and 16,590,758 common shares	(789,518)	(785,024)
Accumulated deficit	(9,761,335)	(10,572,712)
Total stockholders' equity	3,421,420	2,614,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,063,555	$4,344,460

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

REVENUE
Internet	$3,673,902	$5,051,916
Real estate	888,660	-
	4,562,562	5,051,916

COST OF REVENUE
Internet	1,806,378	2,330,477
Real estate	675,478	-
	2,481,856	2,330,477

GROSS PROFIT	2,080,706	2,721,439

OPERATING EXPENSES
Selling, general and administrative expenses	1,112,520	3,084,703
Customer list impairment	20,408	3,209
TOTAL OPERATING EXPENSES	1,132,928	3,087,912

INCOME (LOSS) FROM OPERATIONS	947,778	(366,473)

OTHER INCOME (EXPENSES)
Gain (loss) on disposal of assets	1,313	(8,132)
Interest expense	(12,080)	(28,009)
TOTAL OTHER INCOME (EXPENSES)	(10,767)	(36,141)

INCOME (LOSS) BEFORE INCOME TAXES	937,011	(402,614)

INCOME TAX (BENEFIT) EXPENSE	125,634	354,795

NET INCOME (LOSS)	$811,377	$(757,409)

BASIC AND DILUTED INCOME PER SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,281,294	75,200,826

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2009	76,199,705	$91,326	$13,880,947	$(735,696)	$(9,815,303)	$3,421,247
Repurchase of shares	(1,464,000)			(49,328)		(49,328)
Net income					(757,409)	(757,409)
Balance at December 31, 2010	74,735,705	91,326	13,880,947	(785,024)	(10,572,712)	2,614,537
Repurchase of shares	(650,000)			(4,494)		(4,494)
Net income (loss)					811,377	811,377
Balance at December 31, 2011	74,085,705	$91,326	$13,880,947	$(789,518)	$(9,761,335)	$3,421,420

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$811,377	$(757,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	340,744	1,910,080
Allowance for doubtful accounts	(2,847)	(8,883)
(Increase) decrease in accounts receivable	24,426	389,987
(Increase) decrease in prepaid expenses	(11,537)	(70)
(Increase) decrease in real estate	(1,949,492)	(515,202)
(Increase) decrease in deferred income taxes	426	(2,172)
Increase (decrease) in accounts payable	55,571	(116,033)
Increase (decrease) in accrued expenses	8,905	(6,524)
Increase (decrease) in deferred revenue	(132,398)	(267,197)
Increase (decrease) in accrued income taxes	(66,364)	(267,098)
Net cash provided by (used in) operating activities	(921,189)	359,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,000)	-
Purchase of customer list	(64,000)	(21,520)
Decrease in other assets	24,125
(Purchase) sale of assets held for resale	-	58,675
Purchase of non-competition agreements	(1,000)	(1,000)
Net cash provided by (used in) investing activities	(42,875)	36,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	299,800	-
Net proceeds from notes payable	-	17,020
Purchase of treasury stock	(4,494)	(49,328)
Reduction of notes payable	-	(17,020)
Repayment of notes payable – stockholders	(253,302)	(497,785)
Net cash provided by (used in) financing activities	42,004	(547,113)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(922,060)	(151,479)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	939,328	1,090,807
CASH AND CASH EQUIVALENTS - END OF YEAR	$17,268	$939,328

The accompanying notes are an integral part of these consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2011 and 2010, the Company paid $155,638 and $437,764 of income taxes and paid interest expense of $12,000 and $28,000.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

None.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business

Sitestar Corporation (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., was known as Holland American International Specialties (HAIS)), (the Company), began operations on June 1, 1997, under a partnership agreement and was incorporated in Nevada on November 4, 1997.  On July 26, 1999 the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.” The Company was in the International specialty foods distribution business.  In 1999, through the acquisition of two Internet Service Providers, the Company changed from a food distribution company to an Internet holding company.  The Company services customers throughout the U.S. and Canada with multiple sites of operation. Effective October 15, 2008 pursuant to the approval of the board of directors, the Company’s management implemented a program to purchase real estate with the Company’s surplus cash flows. Sitestar is headquartered in Lynchburg, Virginia.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including:  Sitestar.net, Inc. (formerly know as Neocom Microspecialists, Inc.), FRE Enterprises, Inc., Advanced Internet Services, Inc. and NetRover Inc.  All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year presentation. The reclassifications had no effect on previously reported net income, earnings per share, or stockholders’ equity.

Use of Estimates

In accordance with Generally Accepted Accounting Principles (GAAP), the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid instruments purchased with a maturity of three months or less.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.  The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC insurance limit.  The Company extends credit based on an evaluation of the customers’ financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

For the years ended December 31, 2011 and 2010, bad debt expense was $(40,358) and $219,671. As of December 31, 2011 and 2010, accounts receivable consists of the following:

	2011	2010
Gross accounts receivable	$55,676	$80,102
Less allowance for doubtful accounts	(2,586)	(5,433)
	$53,090	$74,669

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company's customer lists are being amortized over three years.  Amortization expense for the customer lists was $309,114 and $1,760,820 for the years ended December 31, 2011 and 2010. Amortization of customer lists for the years ended December 31, 2012, 2013 and 2014 is expected to be $28,508, $5,453 and $0, respectively. Amortization expense for non-competition agreements was $15,945 and $133,389 for the years ended December 31, 2011 and 2010.  Amortization of non-competition agreements for the years ended December 31, 2012, 2013 and 2014 is expected to be $667, $525 and $85, respectively. In accordance with GAAP, amortization of goodwill ceased effective January 1, 2002. For the years ended December 31, 2011 and 2010, there was no impairment of goodwill.

Real Estate

Real estate is carried at cost. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area the real estate is located, and is evaluated annually, or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Deferred Revenue

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

Revenue Recognition

Internet

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

Real Estate

Revenue from real estate is recognized upon closing of the sale, as all conditions for full revenue recognition have been met at that time. All costs associated with the property sold are removed from the consolidated balance sheets and charged to cost of revenue at that time.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2011 and 2010 were approximately $30,000 and $24,000, respectively.

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

	2011	2010
Net income (loss) available to common shareholders	$811,377	$(757,409)
Weighted average number of common shares	74,281,294	75,200,826
Basic and diluted income (loss) per share	$.01	$(.01)

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Comprehensive Income

As of and for the years ended December 31, 2011 and 2010, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Recently Issued Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

NOTE 2 – ACQUISITIONS

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

Customer list	$21,520
Non-compete agreement	1,000
Deferred revenue	(5,500)
Purchase price	$17,020

NCISP

Effective March 1, 2011, the Company entered into an Asset Purchase Agreement pursuant to which it acquired the Internet related assets of NCISP, a North Carolina-based Internet Service Provider.  The total purchase price was $55,000 representing the fair value of the assets acquired which consisted of a $55,000 cash payment at closing.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.  The Company has assessed the valuations of certain intangible assets as represented below.

Customer list	$64,000
Non-compete agreement	1,000
Deferred revenue	(10,000)
Purchase price	$55,000

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table presents the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2011 and reflects the results of operations of the Company as if the acquisition of NCISP had been effective January 1, 2011. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisition.

2011
Net sales	$4,567,562
Gross profit	$2,083,706
Selling, general and administrative expenses	$1,105,928
Net income	$841,377
Basic income per share	$0.01

NOTE 3 - SALE OF ASSETS

None.

NOTE 4 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	11,500	9,500
Computer equipment	1,164,061	1,164,061
Furniture and fixtures	59,862	59,862
	1,458,789	1,456,789
Less accumulated depreciation	(1,294,630)	(1,278,945)
	$164,159	$177,844

Depreciation expense was $15,685 and $15,871 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5 NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 consist of the following:

	2011	2010
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	$900,615	$900,615
Less current portion	900,615	900,615

Long-term portion	$-	$-

 SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The future principal maturities of these notes are as follows:

Year ending December 31, 2012	$900,615
Year ending December 31, 2013	-
Year ending December 31, 2014	-
Year ending December 31, 2015	-
Year ending December 31, 2016	-
Thereafter	-
Total	$900,615

NOTE 6 NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2011 and 2010 consist of the following:

	2011	2010
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$45,958	$49,460

Note payable to stockholder. The note is payable on January 1, 2014 and bears interest at an annual rate of 6.0%.	50,000	-
	95,958	49,460
Less current portion	-	-

Long-term portion	$95,958	$49,460

The future principal maturities of these notes are as follows:

Year ending December 31, 2012	$-
Year ending December 31, 2013	-
Year ending December 31, 2014	95,958
Year ending December 31, 2015	-
Year ending December 31, 2016	-
Total	$95,958

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7 COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2011 and 2010 was $66,626 and $66,626, respectively.  Related party rent expense for each year is $48,000. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2012	$66,000
2013	56,500
2014	16,500
Total	$139,000

Litigation

On or about January 16, 2008, the Company filed a Complaint in the Circuit Court in the Orange County Superior Court of the State of California against Frederick T. Manlunas, a former executive and director of the Company, for breach of contract, specific performance and declaratory relief.  The Company is now in the process of cancelling 4,000,000 shares formerly owned by Mr. Manlunas.

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company has vigorously defended this claim.  This matter was dismissed by the plaintiff on December 11, 2009. This case was re-filed on December 9, 2010 and the Company is in the process of preparing the first set of interrogatories and requests for production of documents for service on the plaintiff. As of the balance sheet date the Company is still waiting for the production of the documents.

NOTE 8 STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2011, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

650,000 shares were repurchased by the Company and placed in treasury during the year ended December 31, 2011.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2011 and 2010 included the following:

	2011	2010
Current provision:
Federal	$106,427	$303,422
State	18,781	53,545
Deferred provision:
Federal	362	(1,846)
State	64	(326)
Valuation allowance	-	-
Total income tax provision	$125,634	$354,795

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Accounts receivable	$2,586	5,433
Amortization of Intangible assets	3,312,441	$3,310,020
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$762,607	$763,033

At December 31, 2011 and 2010, the Company has provided a valuation allowance for a portion of the deferred tax asset that management has not been able to determine that realization is more likely than not. No net operating loss carryforwards exist as of December 31, 2011.

NOTE 10 RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a three year term basis.  The date for renewal of the lease is November 1, 2013.  For the years ended December 31, 2011 and 2010, the Company paid this stockholder $48,000 and $48,000, respectively, for rent on this office building.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 11 - SEGMENT INFORMATION

The Company has three business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into three reportable segments: Corporate, Real estate and Internet.  The Corporate group is the holding company which oversees the operating of the Internet group and arranges financing. The real estate group invests in, refurbishes and markets real estate for resale.  The Internet group provides Internet access to customers throughout the U.S. and Canada. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2011 and 2010:

	December 31, 2011
		Real
	Corporate	Estate	Internet	Consolidated
Revenue	$-	$888,660	$3,673,902	$4,562,562
Operating income (loss)	$(77,662)	$213,182	$812,258	$947,778
Depreciation and amortization	$-		$340,744	$340,744
Interest expense	$-		$(12,080)	$(12,080)
Goodwill	$-		$1,288,559	$1,288,559
Identifiable assets	$-	$2,464,694	$2,598,861	$5,063,555

	December 31, 2010
		Real
	Corporate	Estate	Internet	Consolidated
Revenue	$-		$5,051,916	$5,051,916
Operating income (loss)	$(97,364)		$(269,109)	$(366,473)
Depreciation and amortization	$-		$1,910,080	$1,910,080
Interest expense	$-		$(28,009)	$(28,009)
Goodwill	$-		$1,288,559	$1,288,559
Identifiable assets	$-	$515,202	$3,829,258	$4,344,460

NOTE 12 - SUBSEQUENT EVENTS

Under the “Purchase Program” for investment in real estate, as of March 30, 2012, the Company invested another $329,000 in real estate purchases since December 31, 2011 for a total investment of $2,794,000. Renovations will be made as needed to maximize the investments’ resale value.

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

Sitestar Corporation’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”  Based on this assessment, Management determined that at December 31, 2011, the Corporation’s internal control over financial reporting was effective.

(c)  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s  internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	43	President, CEO, Director	October 2001
Julia E. Erhartic	44	Secretary, Director	October 2001
Daniel Judd	55	CFO, Director	June 2004

Frank Erhartic, Jr., 43, Mr. Erhartic guides Sitestar’s long-term market strategies and investments, oversees all product research and development and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a Sitestar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner remanufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by Sitestar in 2000.  He was named President and CEO in 2002, and has led the growth of the Company’s customer base through a series of acquisitions.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications and is a graduate of Virginia Tech with degrees in both Management and Finance.

Julia Erhartic, 44, Ms. Erhartic graduated from Virginia Tech in 1990 with a major in Psychology and a minor in Communications Studies with an emphasis in Public Relations. Ms. Erhartic was the store manager of Computers by Design from 1991 through 1996. While also the Vice President of Computers by Design, she helped co-found the Internet division of Lynchburg.net in 1996 and then shifted her focus to public relations, accounting and customer service issues.

Mr. and Mrs. Erhartic are related by marriage.  None of the other executive officers or key employees is related to any other of our directors, executive officers or key employees.

Dan Judd, 55, Mr. Judd has over thirty years of experience in accounting and management, he oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar in 2003, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions in manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

TERM OF DIRECTORS:

Director	Expiration of term
Frank R. Erhartic, Jr.	December 31, 2012
Julia Erhartic	December 31, 2012
Dan Judd	December 31, 2012

Section 16(a) Beneficial Ownership Reporting Compliance Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2011 all of our executive officers and directors complied with the requirements of Section 16 (a).

The Company has adopted a code of ethics and it is available on the Company’s website www.sitestar.com under Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Frank R, Erhartic, Jr. Principal Executive Officer (PEO)	2011	13,000							13,000
	2010	93,308							93,308
Daniel Judd, Principal Financial Officer (PFO)	2011	46,642							46,642
	2010	45,200							45,200
Julie E. Erhartic, (Officer)	2011	6,000							6,000
	2010	13,000							13,000

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $13,000 and $93,308 for the years ended December 31, 2011 and 2010, respectively.  He received no other compensation.  Daniel Judd, CFO and Director earned a salary of $46,642 and $45,200 for the years ended December 31, 2011 and 2010, respectively.  He received no other compensation.  Julia E. Erhartic, Secretary and Director, earned a salary of $6,000 and $13,000 for the years ended December 31, 2011 and 2010, respectively.  She received no other compensation.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2011 and 2010.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2011 and 2010.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00

Daniel Judd, Director							$0.00

Julie E. Erhartic, Director							$0.00

There were no Director compensation other than salary for the years ended December 31, 2011 and 2010.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 30, 2012 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)

Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	24,583,980	33.18%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	133,865	00.18%
All directors and officers As a group (3 persons)	24,717,845	33.36%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 74,085,705 shares of common stock outstanding as of March 30, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters located at 7109 Timberlake Road, Suite 201, Lynchburg, VA 24502 from Frank R. Erhartic, Jr., a stockholder of the Company pursuant to a lease agreement entered into on November 23, 2003. Pursuant to the lease agreement, the Company pays Mr. Erhartic rent in the amount of $48,000 per year. The lease agreement expires on November 1, 2013. Mr. Erhartic also is owed varying amounts on a line of credit he has with the Company and on occasions he draws down his line of credit to take advantage of investment opportunities that arise from time-to-time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2011 and 2010

	2011	2010
Audit fees	$60,500	$58,875
Audit related fees	-	13,500
Tax	2,000	1,875
Other	-	-
	$62,500	$74,250

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

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	March 30, 2012
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	March 30, 2012
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Julie Erhartic	Secretary, Director	March 30, 2012
Julie Erhartic

