Form 10-Q
period 2012-03-31
SITESTAR CORP
filed 2012-05-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐] Non-Accelerated Filer (Do not check if a smaller reporting Company) ☐ Smaller Report Company ☒

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

As of May 14, 2012, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March
31, 2012 and December 31, 2011	3-4

Condensed Consolidated Statements of Income for the
three months ended March 31, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2012 and 2011	6-7

Notes to Condensed Consolidated Financial Statements	8-15

Item 2. Management's Discussion and Analysis	15-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25

2

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS

	2012 (Unaudited)	2011
CURRENT ASSETS
Cash and cash equivalents	$170,149	$17,268
Accounts receivable, net of allowance of $4,923 and $2,586	60,765	53,090
Prepaid expenses	1,504	13,037
Real estate, at cost	2,504,107	2,464,694

Total current assets	2,736,525	2,548,089

PROPERTY AND EQUIPMENT, net	161,238	164,159
CUSTOMER LIST, net of accumulated amortization of $12,293,838 and $12,286,712	26,835	33,961
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	778,442	762,607
OTHER ASSETS	265,988	266,180

TOTAL ASSETS	$5,257,587	$5,063,555

See the accompanying notes to the unaudited condensed consolidated financial statements.

3

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

MARCH 31, 2012 AND DECEMBER 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012 (Unaudited)	2011
CURRENT LIABILITIES
Accounts payable	$28,446	$71,136
Accrued income taxes	125,988	81,353
Accrued expenses	33,626	31,433
Deferred revenue	456,627	461,640
Notes payable, current portion	900,615	900,615

Total current liabilities	1,545,302	1,546,177

NOTES PAYABLE – STOCKHOLDERS, less current portion	82,845	95,958

TOTAL LIABILITIES	1,628,147	1,642,135

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2012 and 2011 and 74,085,705 shares outstanding in 2012 and 2011	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,553,315)	(9,761,335)

Total stockholders’ equity	3,629,440	3,421,420

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,257,587	$5,063,555

See the accompanying notes to the unaudited condensed consolidated financial statements.

4

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011

REVENUE
Internet	$814,179	$1,048,615
Real estate	487,875	-
	1,302,054	1,048,615

COST OF REVENUE
Internet	444,052	491,485
Real estate	382,540	-
	826,592	491,485

GROSS PROFIT	475,462	557,130

OPERATING EXPENSES:
Selling general and administrative expenses	209,543	378,941

INCOME FROM OPERATIONS	265,919	178,189

OTHER INCOME (EXPENSES):
Other income (expenses)	(531)	908
Interest expense	(2,089)	(864)
TOTAL OTHER INCOME (EXPENSE)	(2,620)	44

INCOME BEFORE INCOME TAXES	263,299	178,233

INCOME TAXES (EXPENSE) BENEFIT	(55,280)	276,756

NET INCOME	$208,019	$454,989

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,691,038

See the accompanying notes to the unaudited condensed consolidated financial statements.

5

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,019	$454,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,242	135,879
Allowance for doubtful accounts	2,337	656
Increase in accounts receivable	(10,012)	(11,973)
(Increase) decrease in prepaid expenses	11,533	(18,789)
Increase in real estate	(39,413)	(862,970)
Increase in deferred income taxes	(15,835)	(267,190)
Decrease in accounts payable	(42,690)	(15,565)
Increase in accrued expenses	2,193	5,772
Decrease in deferred revenue	(5,013)	(5,903)
Increase (decrease) in accrued income taxes	44,635	(110,312)

Net cash provided by operating activities	165,996	166,064

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	(2)	2
Increase in other assets	-	(1,500)
Purchase of non-compete	-	(1,000)
Purchase of customer list	-	(64,000)

Net cash used in investing activities	(2)	(927,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(13,113)	(49,460)
Proceeds from notes payable – stockholders	-	89,920
Purchase of treasury stock	-	(1,770)

Net cash provided by (used in) financing activities	(13,113)	38,690

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	152,881	(723,214)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	17,268	939,328

CASH AND CASH EQUIVALENTS – END OF PERIOD	$170,149	$216,114

See the accompanying notes to the unaudited condensed consolidated financial statements.

6

 SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2012 and 2011, the Company used cash to pay income taxes of $26,480 and $100,746 and paid interest expense of approximately $2,000 and $1,000, respectively.

7

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

For the three months ended March 31, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$208,019	$454,989
Weighted average number of common shares	74,085,705	74,691,038

Basic and diluted income per share	$0.00	$0.01

8

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2012, the Company issued no shares of common stock and repurchased no treasury shares.

NOTE 4 – SEGMENT INFORMATION

The Company has three business units that have been aggregated into three reportable segments: Corporate, Real estate and Internet.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended March 31, 2012 and 2011:

	March 31, 2012
	Corporate		Real estate	Internet	Consolidated
Revenue	$-		$487,875	$814,179	$1,302,054
Operating income (loss)	$(42,926)		$105,335	$203,510	$265,919
Depreciation and amortization	$-	$		$10,242	$10,242
Interest expense	$-	$		$2,089	$2,089
Real estate	$-		$2,504,107	$-	$2,504,107
Intangible assets	$-	$		$1,316,477	$1,316,477
Total assets	$-		$2,504,107	$2,753,480	$5,257,587

9

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

	March 31, 2011
	Corporate		Real estate	Internet	Consolidated
Revenue	$-		$-	$1,048,615	$1,048,615
Operating income (loss)	$(33,115)		$-	$211,304	$178,189
Depreciation and amortization	$-	$		$135,879	$135,879
Interest expense	$-	$		$864	$864
Real estate	$-		$1,378,172	$-	$1,378,172
Intangible assets	$-	$		$1,548,898	$1,548,898
Total assets	$-		$1,378,172	$3,366,959	$4,745,131

10

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the three months ended March 31, 2012 has had or is expected to have a material impact on the consolidated financial statements.

NOTE 6 – ACQUISITIONS

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

11

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 7 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended March 31, 2012 and 2011 included the following:

	2012	2011
Current provision:
Federal	$60,447	$(8,131)
State	10,667	(1,435)
Deferred provision:
Federal	(13,459)	(227,112)
State	(2,375)	(40,078)

Total income tax provision	$55,280	$(276,756)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Accounts receivable	$4,923	$2,586
Amortization of Intangible assets	3,325,939	3,312,441
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$778,442	$762,607

At March 31, 2012 and December 31, 2011, the Company has provided a valuation allowance for a portion of the deferred tax asset that management has not been able to determine that realization is more likely than not. The Company is subject to Federal income taxes as well as income taxes of state jurisdictions. For Federal and state tax purposes, tax years 2008 through 2011 remain open to examination.

12

  SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $7,321 and $132,958 for the three months ended March, 31, 2012 and 2011.

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

13

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 10 - NOTES PAYABLE

Notes payable at March 31, 2012 and December 31, 2011 consist of the following:

	2012	2011
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$-	$-

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2013	$900,615
Twelve months ending March 31, 2014	-
Twelve months ending March 31, 2015	-
Twelve months ending March 31, 2016	-
Twelve months ending March 31, 2017	-
Thereafter	-

Total	$900,615

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at March 31, 2012 and December 31, 2011 consist of the following:

	2012	2011
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2014.	$32,845	$45,958

Note payable to stockholder for $50,000 at an annual interest rate of 8 % interest. The accrued interest and principal are due on January 1, 2014.	50,000	50,000

Totals	82,845	95,958
Less current portion	-	-

Long-term portion	$82,845	$95,958

14

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2013	$-
Twelve months ending March 31, 2014	82,845
Twelve months ending March 31, 2015	-
Twelve months ending March 31, 2016	-
Twelve months ending March 31, 2017	-
Total	$82,845

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

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

15

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

16

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the three months ended March 31, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$-	$814,179	$487,875	$1,302,054
Cost of revenue	-	444,052	382,540	826,592

Gross profit	-	370,127	105,335	475,462

Operating expenses	42,926	166,617	-	209,543

Income (loss) from operations	(42,926)	203,510	105,335	265,919
Other income (expense)	-	(2,620)	-	(2,620)

Income (loss) before income taxes	(42,926)	200,890	105,335	263,299
Income taxes (expense) benefit	-	(33,165)	(22,115)	(55,280)

Net income (loss)	$(42,926)	$167,725	$83,220	$208,019

17

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the three months ended March 31, 2011.

	Corporate	Internet	Real estate	Total
Revenue	$-	$1,048,615	$-	$1,048,615
Cost of revenue	-	491,485	-	491,485

Gross profit	-	557,130	-	557,130

Operating expenses	33,115	345,826	-	378,941

Income (loss) from operations	(33,115)	211,304	-	178,189
Other income (expense)	-	44	-	44

Income (loss) before income taxes	(33,115)	211,348	-	178,233
Income taxes (expense) benefit	-	276,756	-	276,756

Net income (loss)	$(33,115)	$488,104	$-	$454,989

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2012 and 2011.

18

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three months ended March 31, 2012

	Corporate	Internet	Real estate	Total
EBITDA	$(42,926)	$213,221	$105,335	$275,630
Interest expense	-	(2,089)	-	(2,089)
Taxes	-	(33,165)	(22,115)	(55,280)
Depreciation	-	(2,921)	-	(2,921)
Amortization	-	(7,321)	-	(7,321)

Net income (loss)	$(42,926)	$167,725	$83,220	$208,019

For the three months ended March 31, 2011

	Corporate	Internet	Real estate	Total
EBITDA	$(33,115)	$348,091	$-	$314,976
Interest expense	-	(864)	-	(864)
Taxes	-	276,756	-	276,756
Depreciation	-	(2,921)	-	(2,921)
Amortization	-	(132,958)	-	(132,958)

Net income (loss)	$(33,115)	$488,104	$-	$454,989

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

19

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, March 31, 2012, the Company has invested approximately $2,504,107 in surplus funds and is continuing the investing process.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO MARCH 31, 2011

REVENUE

Total revenue for the three months ended March 31, 2012 increased by $253,439 or 24.2% from $1,048,615 for the three months ended March 31, 2011 to $1,302,054 for the same period in 2012. Internet sales decreased $234,436 or 22.4% from $1,048,615 for the three months ended March 31, 2011 to $814,179 for the same period in 2012. Real estate sales for the three months ended March 31, 2012 were $487,875 and were zero for the same period in 2011.

The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth. To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs, folding them into its operations to provide future revenues. The continued success of the new real estate division is the result of providing a product with market appeal, sold at a discount while still providing a profitable revenue stream.

COST OF REVENUE

Total costs of revenue for the three months ended March 31, 2012 increased by $335,107 or 68.2% from $491,485 for the three months ended March 31, 2011 to $826,592 for the same period in 2012.  Cost of revenue Internet revenue decreased $47,433 or 9.7% from $491,485 for the three months ended March 31, 2011 to $444,052 for the same period in 2012 as a result of declining revenue. Cost of real estate revenue increased $382,540 or 100.0% from zero for the three months ended March 31, 2011 to $382,540 for the same period in 2012.

20

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 decreased $169,398 or 44.7% from $378,941 for the three months ended March 31, 2011 to $209,543 for the same period in 2012. This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $125,637 or 94.5% from $132,958 for the three months ended March 31, 2011 to $7,321 for the same period in 2012.

INCOME TAXES

For the three months ended March 31, 2012 and March 31, 2011 corporate income tax expenses (benefit) of $55,280 and $(276,756) were accrued.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2012 increased by $1,225 or 141.8% from $864 for the three months ended March 31, 2011 to $2,089 for the same period in 2012.

MARCH 31, 2012 COMPARED TO DECEMBER 31, 2011

FINANCIAL CONDITION

Net accounts receivable increased $7,675 or 14.5% from $53,090 on December 31, 2011 to $60,765 on March 31, 2012.  Investment in real estate increased net $39,413 or 1.6% from $2,464,694 on December 31, 2011 to $2,504,107 on March 31, 2012. Accounts payable decreased by $42,690 or 60.0% from $71,136 on December 31, 2011 to $28,446 on March 31, 2012. Deferred revenue decreased by $5,013 or 1.1% from $461,640 on December 31, 2011 to $456,627 on March 31, 2012 representing decreased volume of customer accounts that have been prepaid. Long-term notes payable to shareholders decreased $13,113 or 13.7% from $95,958 on December 31, 2011 to $82,845 on March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $170,149 and $17,268 at March 31, 2012 and at December 31, 2011. EBITDA was $275,630 for the three months ended March 31, 2012 as compared to $314,976 for the same period in 2011.

21

21

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	2012	2011
EBITDA for the three months ended March 31,	$275,630	$314,976
Interest expense	(2,089)	(864)
Taxes	(55,280)	276,756
Depreciation	(2,921)	(2,921)
Amortization	(7,321)	(132,958)

Net income for the three months ended March 31,	$208,019	$454,989

The aging of accounts receivable as of March 31, 2012 and December 31, 2011 is as shown:

	2012		2011
Current	$26,007	43%	$33,362	63%
30 < 60	13,862	23%	13,123	25%
60+	20,896	34%	6,605	12%

Total	$60,765	100%	$53,090	100%

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

22

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. .

23

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

24

SITESTAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: May 14, 2012
.	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: May 14, 2012
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)

25