Form 10-Q
period 2012-06-30
SITESTAR CORP
filed 2012-08-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

As of August 14, 2012, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

SITESTAR CORPORATION

Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3-4

	Condensed Consolidated Statements of Income for the three months ended June 30, 2012 and 2011	5

	Condensed Consolidated Statements of Income for the six months ended June 30, 2012 and 2011	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	7-8

	Notes to Condensed Consolidated Financial Statements	9-16

Item 2.	Management's Discussion and Analysis	16-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

2

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS

	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$135,538	$17,268
Accounts receivable, net of allowance of $2,562 and $2,586	44,907	53,090
Prepaid expenses	1,463	13,037
Real estate, at cost	2,663,182	2,464,694

Total current assets	2,845,090	2,548,089

PROPERTY AND EQUIPMENT, net	158,317	164,159
CUSTOMER LIST, net of accumulated amortization of $12,300,964 and $12,286,712	19,708	33,961
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	667,309	762,607
OTHER ASSETS	265,819	266,180

TOTAL ASSETS	$5,244,803	$5,063,555

See the accompanying notes to the unaudited condensed consolidated financial statements.

3

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

JUNE 30, 2012 AND DECEMBER 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$8,914	$71,136
Accrued income taxes	15,523	81,353
Accrued expenses	45,837	31,433
Deferred revenue	434,093	461,640
Notes payable, current portion	900,615	900,615

Total current liabilities	1,404,982	1,546,177

NOTES PAYABLE – STOCKHOLDERS, less current portion	50,753	95,958

TOTAL LIABILITIES	1,455,735	1,642,135

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2012 and 2011 and 74,085,705 shares outstanding in 2012 and 2011	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,393,687)	(9,761,335)

Total stockholders’ equity	3,789,068	3,421,420

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,244,803	$5,063,555

See the accompanying notes to the unaudited condensed consolidated financial statements.

4

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

REVENUE
Internet	$720,532	$953,745
Real estate	85,688	-
	806,220	953,745

COST OF REVENUE
Internet	393,609	494,984
Real estate	59,997	-
	453,606	494,984

GROSS PROFIT	352,614	458,761

OPERATING EXPENSES:
Selling general and administrative expenses	191,199	323,035

INCOME FROM OPERATIONS	161,415	135,726

OTHER INCOME (EXPENSES):
Other income (expenses)	842	(585)
Interest expense	(1,960)	(2,218)
TOTAL OTHER INCOME (EXPENSE)	(1,118)	(2,803)

INCOME BEFORE INCOME TAXES	160,297	132,923

INCOME TAXES (EXPENSE) BENEFIT	(668)	5,616

NET INCOME	$159,629	$138,539

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,480,125

See the accompanying notes to the unaudited condensed consolidated financial statements.

5

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

REVENUE
Internet	$1,525,886	$2,002,360
Real estate	582,388	-
	2,108,274	2,002,360

COST OF REVENUE
Internet	837,660	986,469
Real estate	442,538	-
	1,280,198	986,469

GROSS PROFIT	828,076	1,015,891

OPERATING EXPENSES:
Selling general and administrative expenses	400,741	701,976

INCOME FROM OPERATIONS	427,335	313,915

OTHER INCOME (EXPENSES):
Other income (expenses)	310	324
Interest expense	(4,049)	(3,082)
TOTAL OTHER INCOME (EXPENSE)	(3,739)	(2,758)

INCOME BEFORE INCOME TAXES	423,596	311,157

INCOME TAXES (EXPENSE) BENEFIT	(55,948)	282,372

NET INCOME	$367,648	$593,529

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,480,125

See the accompanying notes to the unaudited condensed consolidated financial statements.

6

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$367,648	$593,529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,456	232,326
Allowance for doubtful accounts	(24)	(1,794)
Decrease in accounts receivable	8,207	15,142
(Increase) decrease in prepaid expenses	11,574	(36)
Increase in real estate	(198,488)	(1,179,699)
Increase (decrease) in deferred income taxes	95,298	(190,119)
(Decrease) increase in accounts payable	(62,222)	22,945
Increase in accrued expenses	14,403	88
Decrease in deferred revenue	(27,547)	(66,215)
(Decrease) in accrued income taxes	(65,830)	(128,187)

Net cash provided by (used in) operating activities	163,475	(702,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in other assets held for resale	-	(1)
Purchase of property and equipment	-	(2,000)
Purchase of non-compete	-	(1,000)
Purchase of deferred revenue	-	10,000
Purchase of customer list	-	(97,000)

Net cash used in investing activities	-	(90,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(45,205)	(49,460)
Proceeds from notes payable - stockholders	-	89,920
Proceeds from notes payable	-	33,000
Purchase of treasury stock	-	(4,494)

Net cash provided by (used in) financing activities	(45,205)	68,966

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,270	(723,055)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	17,268	939,328

CASH AND CASH EQUIVALENTS – END OF PERIOD	$135,538	$216,273

See the accompanying notes to the unaudited condensed consolidated financial statements.

7

 SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2012 and 2011, the Company used cash to pay income taxes of $26,480 and $100,746 and paid interest expense of approximately $4,000 and $3,000, respectively.

8

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

For the three months ended June 30, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$159,629	$138,539
Weighted average number of common shares	74,085,705	74,480,125

Basic and diluted income per share	$0.00	$0.00

For the six months ended June 30, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$367,648	$593,529
Weighted average number of common shares	74,085,705	74,480,125

Basic and diluted income per share	$0.01	$0.01

9

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2012, the Company issued no shares of common stock and repurchased no treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended June 30, 2012 and 2011:

	June 30, 2012
	Corporate	Real estate		Internet	Consolidated
Revenue	$-		$85,688	$720,532	$806,220
Operating income (loss)	$(19,647)		$25,691	$155,371	$161,415
Depreciation and amortization	$-	$		$10,214	$10,214
Interest expense	$-	$		$1,960	$1,960
Real estate	$-		$2,663,182	$-	$2,663,182
Intangible assets	$-	$		$1,309,183	$1,309,183
Total assets	$-		$2,663,182	$2,581,621	$5,244,803

10

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

	June 30, 2011
	Corporate	Real estate		Internet	Consolidated
Revenue	$-		$-	$953,745	$953,745
Operating income (loss)	$(26,224)		$-	$161,950	$135,726
Depreciation and amortization	$-	$		$96,448	$96,448
Interest expense	$-	$		$2,218	$2,218
Real estate	$-		$1,694,902	$-	$1,694,902
Intangible assets	$-	$		$1,455,943	$1,455,943
Total assets	$-		$1,694,902	$3,150,685	$4,845,587

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the six months ended June 30, 2012 and 2011:

	June 30, 2012
	Corporate	Real estate		Internet	Consolidated
Revenue	$-		$582,388	$1,525,886	$2,108,274
Operating income (loss)	$(62,573)		$139,850	$350,058	$427,335
Depreciation and amortization	$-	$		$20,456	$20,456
Interest expense	$-	$		$4,049	$4,049
Real estate	$-		$2,663,182	$-	$2,663,182
Intangible assets	$-	$		$1,309,183	$1,309,183
Total assets	$-		$2,663,182	$2,581,621	$5,244,803

	June 30, 2011
	Corporate	Real estate		Internet	Consolidated
Revenue	$-		$-	$2,002,360	$2,002,360
Operating income (loss)	$(59,338)		$-	$373,253	$313,915
Depreciation and amortization	$-	$		$232,326	$232,326
Interest expense	$-	$		$3,082	$3,082
Real estate	$-		$1,694,902	$-	$1,694,902
Intangible assets	$-	$		$1,455,943	$1,455,943
Total assets	$-		$1,694,902	$3,150,685	$4,845,587

11

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the six months ended June 30, 2012 has had or is expected to have a material impact on the condensed consolidated financial statements.

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

12

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 7 — PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the six months ended June 30, 2012 and 2011 included the following:

	2012	2011
Current provision:
Federal	$(33,448)	$(78,415)
State	(5,902)	(13,837)
Deferred provision:
Federal	81,004	(161,602)
State	14,294	(28,518)

Total income tax provision	$55,948	$(282,372)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Accounts receivable	$2,562	$2,586
Amortization of Intangible assets	3,217,167	3,312,441
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$667,309	$762,607

At June 30, 2012 and December 31, 2011, the Company has provided a valuation allowance for a portion of the deferred tax asset that management has not been able to determine that realization is more likely than not. The Company is subject to Federal income taxes as well as income taxes of state jurisdictions. For Federal and state tax purposes, tax years 2008 through 2011 remain open to examination.

13

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $14,614 and $225,912 for the six months ended June, 30, 2012 and 2011.

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

14

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 10 - NOTES PAYABLE

Notes payable at June 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$-	$-

The future principal maturities of these notes are as follows:

Twelve months ending June 30, 2013	$900,615
Twelve months ending June 30, 2014	-
Twelve months ending June 30, 2015	-
Twelve months ending June 30, 2016	-
Twelve months ending June 30, 2017	-
Thereafter	-

Total	$900,615

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at June 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2014.	$753	$45,958

Note payable to stockholder for $50,000 at an annual interest rate of 8 % interest. The accrued interest and principal are due on January 1, 2014.	50,000	50,000

Totals	50,753	95,958
Less current portion	-	-

Long-term portion	$50,753	$95,958

15

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

Twelve months ending June 31, 2013	$	$-
Twelve months ending June 30, 2014		50,753
Twelve months ending June 30, 2015		-
Twelve months ending June 30, 2016		-
Twelve months ending June 30, 2017		-
Total	$	50,753

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

17

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the six months ended June 30, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$-	$1,525,886	$582,388	$2,108,274
Cost of revenue	-	837,660	442,538	1,280,198

Gross profit	-	688,226	139,850	828,076

Operating expenses	62,573	338,168	-	400,741

Income (loss) from operations	(62,573)	350,058	139,850	427,335
Other income (expense)	-	(3,739)	-	(3,739)

Income (loss) before income taxes	(62,573)	346,319	139,850	423,596
Income taxes (expense) benefit	-	(37,477)	(18,471)	(55,948)

Net income (loss)	$(62,573)	$308,842	$121,379	$367,648

18

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the six months ended June 30, 2011.

	Corporate	Internet	Real estate	Total
Revenue	$-	$2,002,360	$-	$2,002,360
Cost of revenue	-	986,469	-	986,469

Gross profit	-	1,015,891	-	1,015,891

Operating expenses	59,338	642,638	-	701,976

Income (loss) from operations	(59,338)	373,253	-	313,915
Other income (expense)	-	(2,758)	-	(2,758)

Income (loss) before income taxes	(59,338)	370,495	-	311,157
Income taxes (expense) benefit	-	282,372	-	282,372

Net income (loss)	$(59,338)	$652,867	$-	$593,529

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2012 and 2011.

19

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the six months ended June 30, 2012

	Corporate	Internet	Real estate	Total
EBITDA	$(62,573)	$370,824	$139,850	$448,101
Interest expense	-	(4,049)	-	(4,049)
Taxes	-	(37,477)	(18,471)	(55,948)
Depreciation	-	(5,842)	-	(5,842)
Amortization	-	(14,614)	-	(14,614)

Net income (loss)	$(62,573)	$308,842	$121,379	$367,648

For the six months ended June 30, 2011

	Corporate	Internet	Real estate	Total
EBITDA	$(59,338)	$605,903	$-	$546,565
Interest expense	-	(3,082)	-	(3,082)
Taxes	-	282,372	-	282,372
Depreciation	-	(6,414)	-	(6,414)
Amortization	-	(225,912)	-	(225,912)

Net income (loss)	$(59,338)	$652,867	$-	$593,529

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

20

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, June 30, 2012, the Company has invested approximately $2,663,182 in surplus funds and is continuing the investing process.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011

REVENUE

Total revenue for the six months ended June 30, 2012 increased by $105,914 or 5.3% from $2,002,360 for the six months ended June 30, 2011 to $2,108,274 for the same period in 2012. Internet sales decreased $476,474 or 23.8% from $2,002,360 for the six months ended June 30, 2011 to $1,525,886 for the same period in 2012. Real estate sales for the six months ended June 30, 2012 were $582,388 and were zero for the same period in 2011.

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

COST OF REVENUE

Total costs of revenue for the six months ended June 30, 2012 increased by $293,729 or 29.8% from $986,469 for the six months ended June 30, 2011 to $1,280,198 for the same period in 2012.  Cost of Internet revenue decreased $148,809 or 15.1% from $986,469 for the six months ended June 30, 2011 to $837,660 for the same period in 2012 as a result of declining revenue. Cost of real estate revenue increased $442,538 or 100.0% from zero for the six months ended June 30, 2011 to $442,538 for the same period in 2012.

21

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2012 decreased $301,235 or 42.9% from $701,976 for the six months ended June 30, 2011 to $400,741 for the same period in 2012. This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $211,298 or 93.5% from $225,912 for the six months ended June 30, 2011 to $14,614 for the same period in 2012.

INCOME TAXES

For the six months ended June 30, 2012 and June 30, 2011 corporate income tax expenses (benefit) of $55,948 and $(282,372) were accrued.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2012 increased by $967 or 31.4% from $3,082 for the six months ended June 30, 2011 to $4,049 for the same period in 2012.

JUNE 30, 2012 COMPARED TO DECEMBER 31, 2011

FINANCIAL CONDITION

Net accounts receivable decreased $8,183 or 15.4% from $53,090 on December 31, 2011 to $44,907 on June 30, 2012.  Investment in real estate increased net $198,488 or 8.1% from $2,464,694 on December 31, 2011 to $2,663,182 on June 30, 2012. Accounts payable decreased by $62,222 or 87.5% from $71,136 on December 31, 2011 to $8,914 on June 30, 2012. Deferred revenue decreased by $27,547 or 6.0% from $461,640 on December 31, 2011 to $434,093 on June 30, 2012 representing decreased volume of customer accounts that have been prepaid. Long-term notes payable to shareholders decreased $45,205 or 47.1% from $95,958 on December 31, 2011 to $50,753 on June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $135,538 and $17,268 at June 30, 2012 and at December 31, 2011. EBITDA was $448,101 for the six months ended June 30, 2012 as compared to $546,565 for the same period in 2011.

22

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	2012	2011
EBITDA for the six months ended June 30,	$448,101	$546,565
Interest expense	(4,049)	(3,082)
Taxes	(55,948)	282,372
Depreciation	(5,842)	(6,414)
Amortization	(14,614)	(225,912)

Net income for the six months ended June 30,	$367,648	$593,529

The aging of accounts receivable as of June 30, 2012 and December 31, 2011 is as shown:

	2012		2011
Current	$23,161	52%	$33,362	63%
30 < 60	12,611	28%	13,123	25%
60+	9,135	20%	6,605	12%

Total	$44,907	100%	$53,090	100%

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

23

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. ..

24

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

25

SITESTAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: August 14, 2012
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: August 14, 2012
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)

26