Form 10-Q
period 2012-09-30
SITESTAR CORP
filed 2012-11-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 21, 2012, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

SITESTAR CORPORATION

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3-4

Condensed Consolidated Statements of Income for the three months ended September 30, 2012 and 2011	5

Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	7-8

Notes to Condensed Consolidated Financial Statements	9-16

Item 2. Management's Discussion and Analysis	16-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

SIGNATURES	26

2

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS

	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$45,636	$17,268
Accounts receivable, net of allowance of $1,916 and $2,586	37,281	53,090
Prepaid expenses	111,240	13,037
Real estate, at cost	2,900,149	2,464,694

Total current assets	3,094,306	2,548,089

PROPERTY AND EQUIPMENT, net	155,395	164,159
CUSTOMER LIST, net of accumulated amortization of $12,308,091 and $12,286,712	12,582	33,961
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	558,690	762,607
OTHER ASSETS	265,660	266,180

TOTAL ASSETS	$5,375,192	$5,063,555

See the accompanying notes to the unaudited condensed consolidated financial statements.

3

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$45,569	$71,136
Accrued income taxes	-	81,353
Accrued expenses	42,511	31,433
Deferred revenue	411,990	461,640
Notes payable, current portion	900,615	900,615

Total current liabilities	1,400,685	1,546,177

NOTES PAYABLE – STOCKHOLDERS, less current portion	50,273	95,958

TOTAL LIABILITIES	1,450,958	1,642,135

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2012 and 2011 and 74,085,705 shares outstanding in 2012 and 2011	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,258,521)	(9,761,335)

Total stockholders’ equity	3,924,234	3,421,420

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,375,192	$5,063,555

See the accompanying notes to the unaudited condensed consolidated financial statements.

4

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

REVENUE
Internet	$666,800	$857,465
Real estate	34,161	789,411
	700,961	1,646,876

COST OF REVENUE
Internet	370,516	398,778
Real estate	25,669	641,266
	396,185	1,040,044

GROSS PROFIT	304,776	606,832

OPERATING EXPENSES:
Selling general and administrative expenses	142,781	238,970

INCOME FROM OPERATIONS	161,995	367,862

OTHER INCOME (EXPENSES):
Other income (expenses)	(4,058)	1,207
Interest expense	(1,356)	(4,880)
TOTAL OTHER INCOME (EXPENSE)	(5,414)	(3,673)

INCOME BEFORE INCOME TAXES	156,581	364,189

INCOME TAXES (EXPENSE) BENEFIT	(21,415)	(250,496)

NET INCOME	$135,166	$113,693

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

5

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

REVENUE
Internet	$2,191,961	$2,859,825
Real estate	617,274	789,411
	2,809,235	3,649,236

COST OF REVENUE
Internet	1,208,176	1,385,247
Real estate	468,207	641,266
	1,676,383	2,026,513

GROSS PROFIT	1,132,852	1,622,723

OPERATING EXPENSES:
Selling general and administrative expenses	543,523	940,946

INCOME FROM OPERATIONS	589,329	681,777

OTHER INCOME (EXPENSES):
Other income (expenses)	(3,748)	1,531
Interest expense	(5,404)	(7,962)
TOTAL OTHER INCOME (EXPENSE)	(9,152)	(6,431)

INCOME BEFORE INCOME TAXES	580,177	675,346

INCOME TAXES (EXPENSE) BENEFIT	(77,363)	31,876

NET INCOME	$502,814	$707,222

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,347,207

See the accompanying notes to the unaudited condensed consolidated financial statements.

6

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$502,814	$707,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	30,671	295,385
Allowance for doubtful accounts	(670)	(1,711)
Decrease in accounts receivable	16,479	28,223
(Increase) in prepaid expenses	(98,203)	(3,662)
Increase in real estate	(435,455)	(1,468,944)
Increase (decrease) in deferred income taxes	203,917	(103,009)
Decrease in accounts payable	(25,567)	(15,565)
Increase in accrued expenses	11,078	546
Decrease in deferred revenue	(49,650)	(92,922)
Decrease in accrued income taxes	(81,353)	(120,439)

Net cash provided by (used in) operating activities	74,061	(774,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	(8)	2
Purchase of property and equipment	-	(2,000)
Purchase of non-compete	-	(1,000)
Purchase of deferred revenue	-
Purchase of customer list	-	(97,000)

Net cash used in investing activities	(8)	(99,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(45,685)	(17,500)
Proceeds from notes payable - stockholders	-	224,714
Proceeds from notes payable	-	33,000
Purchase of treasury stock	-	(4,494)

Net cash provided by (used in) financing activities	(45,685)	235,720

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,368	(639,154)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	17,268	939,328

CASH AND CASH EQUIVALENTS – END OF PERIOD	$45,636	$300,174

See the accompanying notes to the unaudited condensed consolidated financial statements.

7

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2012 and 2011, the Company used cash to pay income taxes of $64,380 and $191,572 and paid interest expense of approximately $5,000 and $8,000, respectively.

8

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

For the three months ended September 30, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$135,166	$113,693
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

For the nine months ended September 30, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$502,814	$707,222
Weighted average number of common shares	74,085,705	74,347,207

Basic and diluted income per share	$0.01	$0.01

9

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3 – COMMON STOCK

During the nine months ended September 30, 2012, the Company issued no shares of common stock and repurchased no treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended September 30, 2012 and 2011:

September 30, 2012

	Corporate	Real estate	Internet	Consolidated
Revenue	$-	$34,161	$666,800	$700,961
Operating income (loss)	$(9,684)	$8,492	$163,187	$161,995
Depreciation and amortization	$-	$-	$10,215	$10,215
Interest expense	$-	$-	$1,356	$1,356
Real estate	$-	$2,900,149	$-	$2,900,149
Intangible assets	$-	$-	$1,301,891	$1,301,891
Total assets	$-	$2,900,149	$2,475,043	$5,375,192

10

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 4 – SEGMENT INFORMATION, continued

September 30, 2011

	Corporate	Real estate	Internet	Consolidated
Revenue	$-	$789,411	$857,465	$1,646,876
Operating income (loss)	$(8,443)	$148,145	$228,160	$367,862
Depreciation and amortization	$-	$-	$67,559	$67,559
Interest expense	$-	$-	$4,880	$4,880
Real estate	$-	$1,984,146	$-	$1,984,146
Intangible assets	$-	$-	$1,393,020	$1,393,020
Total assets	$-	$1,984,146	$3,074,876	$5,059,022

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the nine months ended September 30, 2012 and 2011:

September 30, 2012

	Corporate	Real estate	Internet	Consolidated
Revenue	$-	$617,274	$2,191,961	$2,809,235
Operating income (loss)	$(72,981)	$149,067	$513,243	$589,329
Depreciation and amortization	$-	$-	$30,671	$30,671
Interest expense	$-	$-	$5,404	$5,404
Real estate	$-	$2,900,149	$-	$2,900,149
Intangible assets	$-	$-	$1,301,891	$1,301,891
Total assets	$-	$2,900,149	$2,475,043	$5,375,192

September 30, 2011

	Corporate	Real estate	Internet	Consolidated
Revenue	$-	$789,411	$2,859,825	$3,649,236
Operating income (loss)	$(35,905)	$148,145	$569,537	$681,777
Depreciation and amortization	$-	$-	$295,385	$295,385
Interest expense	$-	$-	$7,962	$7,962
Real estate	$-	$1,984,146	$-	$1,984,146
Intangible assets	$-	$-	$1,393,020	$1,393,020
Total assets	$-	$1,984,146	$3,074,876	$5,059,022

11

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the nine months ended September 30, 2012 has had or is expected to have a material impact on the condensed consolidated financial statements.

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

12

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 7 — PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the nine months ended September 30, 2012 and 2011 included the following:

	2012	2011
Current provision:
Federal	$(107,571)	$60,463
State	(18,983)	10,670
Deferred provision:
Federal	173,329	(87,558)
State	30,588	(15,451)

Total income tax provision	$77,363	$(31,876)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Accounts receivable	$1,916	$2,586
Amortization of Intangible assets	3,109,195	3,312,441
Less valuation allowance	(2,552,420)	(2,552,420)

Deferred tax asset	$558,691	$762,607

At September 30, 2012 and December 31, 2011, the Company has provided a valuation allowance for a portion of the deferred tax asset that management has not been able to determine that realization is more likely than not. The Company is subject to Federal income taxes as well as income taxes of state jurisdictions. For Federal and state tax purposes, tax years 2008 through 2011 remain open to examination.

13

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $21,907 and $288,836 for the nine months ended September, 30, 2012 and 2011.

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

14

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 10 - NOTES PAYABLE

Notes payable at September 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$-	$-

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2013	$900,615
Twelve months ending September 30, 2014	-
Twelve months ending September 30, 2015	-
Twelve months ending September 30, 2016	-
Twelve months ending September 30, 2017	-
Thereafter	-

Total	$900,615

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at September 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2014.	$273	$45,958

Note payable to stockholder for $50,000 at an annual interest rate of 8% interest. The accrued interest and principal are due on January 1, 2014.	50,000	50,000

Totals	50,273	95,958
Less current portion	-	-

Long-term portion	$50,273	$95,958

15

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

2011
Twelve months ending September 30, 2013	$-
Twelve months ending September 30, 2014	50,273
Twelve months ending September 30, 2015	-
Twelve months ending September 30, 2016	-
Twelve months ending September 30, 2017	-

Total	$50,273

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

17

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the nine months ended September 30, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$-	$2,191,961	$617,274	$2,809,235
Cost of revenue	-	1,208,176	468,207	1,676,383

Gross profit	-	983,785	149,067	1,132,852

Operating expenses	72,981	470,542	-	543,523

Income (loss) from operations	(72,981)	513,243	149,067	589,329
Other income (expense)	-	(9,152)	-	(9,152)

Income (loss) before income taxes	(72,981)	504,091	149,067	580,177
Income taxes (expense) benefit	-	(67,217)	(10,146)	(77,363)

Net income (loss)	$(72,981)	$436,874	$138,921	$502,814

18

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the nine months ended September 30, 2011.

	Corporate	Internet	Real estate	Total
Revenue	$-	$2,859,825	$789,411	$3,649,236
Cost of revenue	-	1,385,247	641,266	2,026,513

Gross profit	-	1,474,578	148,145	1,622,723

Operating expenses	8,443	932,503	-	940,946

Income (loss) from operations	(8,443)	542,075	148,145	681,777
Other income (expense)	-	(6,431)	-	(6,431)

Income (loss) before income taxes	(8,443)	535,644	148,145	675,346
Income taxes (expense) benefit	-	24,884	6,992	31,876

Net income (loss)	$(8,443)	$560,528	$155,137	$707,222

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2012 and 2011.

19

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 30, 2012

	Corporate	Internet	Real estate	Total
EBITDA	$(72,981)	$540,166	$149,067	$616,252
Interest expense	-	(5,404)	-	(5,404)
Taxes	-	(67,217)	(10,146)	(77,363)
Depreciation	-	(8,764)	-	(8,764)
Amortization	-	(21,907)	-	(21,907)

Net income (loss)	$(72,981)	$436,874	$138,921	$502,814

For the nine months ended September 30, 2011

	Corporate	Internet	Real estate	Total
EBITDA	$(8,443)	$838,991	$148,145	$978,693
Interest expense	-	(7,962)	-	(7,962)
Taxes	-	24,884	6,992	31,876
Depreciation	-	(11,050)	-	(11,050)
Amortization	-	(284,335)	-	(284,335)

Net income (loss)	$(8,443)	$560,528	$155,137	$707,222

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

20

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, September 30, 2012, the Company has invested approximately $2,900,149 in surplus funds and is continuing the investing process.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011

REVENUE

Total revenue for the nine months ended September 30, 2012 decreased by $840,001 or 23.0% from $3,649,236 for the nine months ended September 30, 2011 to $2,809,235 for the same period in 2012. Internet sales decreased $667,864 or 23.3% from $2,859,825 for the nine months ended September 30, 2011 to $2,191,961 for the same period in 2012. Real estate sales decreased $172,137 or 21.8% from $789,411 for the nine months ended September 30, 2011 to $617,274 for the same period in 2012.

The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth. To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs, folding them into its operations to provide future revenues. The new real estate division while sales are down is preparing properties for the market and is still providing a profitable revenue stream.

COST OF REVENUE

Total costs of revenue for the nine months ended September 30, 2012 decreased by $350,130 or 17.3% from $2,026,513 for the nine months ended September 30, 2011 to $1,676,383 for the same period in 2012.  Cost of Internet revenue decreased $177,071 or 12.8% from $1,385,247 for the nine months ended September 30, 2011 to $1,208,176 for the same period in 2012 as a result of declining revenue. Cost of real estate revenue decreased $173,059 or 27.0% from $641,266 for the nine months ended September 30, 2011 to $468,207 for the same period in 2012. Cost of real estate revenue is a direct result of lower sales while the cost of revenue as a percentage of sales decreased 5.3% from 81.2% for the nine months ended September 30, 2011 to 75.9% for the same period in 2012.

21

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2012 decreased $397,423 or 42.2% from $940,946 for the nine months ended September 30, 2011 to $543,523 for the same period in 2012. This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $262,428 or 92.3% from $284,335 for the nine months ended September 30, 2011 to $21,907 for the same period in 2012.

INCOME TAXES

For the nine months ended September 30, 2012 and September 30, 2011 corporate income tax expenses (benefit) of $77,363 and $(31,876) were accrued.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2012 decreased by $2,558 or 32.1% from $7,962 for the nine months ended September 30, 2011 to $5,404 for the same period in 2012.

SEPTEMBER 30, 2012 COMPARED TO DECEMBER 31, 2011

FINANCIAL CONDITION

Net accounts receivable decreased $15,809 or 29.8% from $53,090 on December 31, 2011 to $37,281 on September 30, 2012.  Investment in real estate increased net $435,455 or 17.7% from $2,464,694 on December 31, 2011 to $2,900,149 on September 30, 2012. Accounts payable decreased by $25,567 or 35.9% from $71,136 on December 31, 2011 to $45,569 on September 30, 2012. Deferred revenue decreased by $49,650 or 10.8% from $461,640 on December 31, 2011 to $411,990 on September 30, 2012 representing decreased volume of customer accounts that have been prepaid. Long-term notes payable to shareholders decreased $45,685 or 47.6% from $95,958 on December 31, 2011 to $50,273 on September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $45,636 and $17,268 at September 30, 2012 and at December 31, 2011. EBITDA was $616,252 for the nine months ended September 30, 2012 as compared to $978,693 for the same period in 2011.

22

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

	2012	2011
EBITDA for the nine months ended September 30,	$616,252	$978,693
Interest expense	(5,404)	(7,962)
Taxes	(77,363)	31,876
Depreciation	(8,764)	(11,050)
Amortization	(21,907)	(284,335)

Net income for the nine months ended September 30,	$502,814	$707,222

The aging of accounts receivable as of September 30, 2012 and December 31, 2011 is as shown:

	2012		2011
Current	$21,074	57%	$33,362	63%
30 < 60	8,522	23%	13,123	25%
60 +	7,685	20%	6,605	12%

Total	$37,281	100%	$53,090	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. .

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

Date: November 14, 2012
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: November 14, 2012
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)

26