Form 10-K
period 2012-12-31
SITESTAR CORP
filed 2013-04-16
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

[ ] Yes    [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes     [x] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate value of the voting common equity held by non-affiliates as of December 31, 2012, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $1,933,637 based on the price at which the common stock last sold on such day.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of April 16, 2013 was approximately 74,085,705.

Explanatory Note

We are restating our financial statements for the year ended December 31, 2011 and each of the three quarters in the years ended December 31, 2011 and 2012. During the audit of the Company’s financial statements for the year-ended December 31, 2012, Management of Sitestar Corporation was first advised by Santora CPA Group, the Company’s independent registered public accounting firm, that two potential errors existed:

(i)	Errors in calculation of income tax related accounts including deferred tax assets, income taxes payable, and current and deferred tax expense balances. These errors were the result of using an inaccurate spreadsheet model to determine related account balances, as well as using inappropriate tax rates in the calculation.
(ii)	Additionally, our independent auditors advised us to re-evaluate our historical and current practices with respect to recognition of deferred revenue and whether it is being properly recorded in accordance with generally accepted accounting principles in the United States (GAAP). Historically, deferred revenues were being adjusted through bad debt expense, rather than revenue. While this does not impact net income or earnings per share, it does have an impact on our gross margin.

Management performed a detailed reconciliation of income tax related accounts and the deferred income and related revenue and bad debt accounts for all tax years beginning in 2011 in order to quantify the potential balance adjustments. The Company’s Management upon being advised by its Independent Auditor of the income tax calculation and revenue recognition issues promptly initiated and conducted its review where we identified a material weakness in our internal control over financial reporting.

On April 1, 2013 management concluded that restating the consolidated financial statements for the year ended December 31, 2011 and each of the three quarters in the years ended December 31, 2011 and 2012 is required.

The Company is restating for errors identified in its:

(i)	Income tax related accounts including deferred tax assets, income taxes payable, and current and deferred income tax expense, and
(ii)	revenue accounts pertaining to changes in deferred revenue being reconciled through the company’s bad debt accounts instead of revenue. The effects of these restatements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the adjustments for the periods ended March 31, June 30, and September 30, 2012 and 2011 will be shown in the amended quarterly 10-Q/A reports.

The correction of the errors noted in (i) above reduced 2011 annual net income by $213,000, and resulted in reductions of $344,000 and $65,000 to quarterly net income for the periods ended March 31, 2011 and June 30, 2011, respectively, and an increase of $122,000 to quarterly net income for the period ended September 30, 2011. The restatements also resulted in reductions of $45,000, $60,000, and $39,000 to quarterly net income for the periods ended March, 31, June 30, and September 30, 2012 respectively. The corrections noted in number (ii) above increased 2011 revenues and general expenses by $132,000. The effects of item (ii) were not material to the individual quarters presented.

For additional detail on the restatement please see Footnote 14, “Restatement of Financial Statements”.

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

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, December 31, 2012, the Company has invested approximately $2,918,000 in surplus funds and is continuing the investing process. Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

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

Employees

As of April 16, 2013, the Company employed eight full-time individuals.  Of these, the Company has three in management and five technicians.  The Company also employed three part-time individuals.  Of these, the Company has two technicians and one in administration. The Company’s employees are not unionized and it considers its relations with its employees to be favorable.

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

Here the Company handles the executive, marketing, corporate accounting functions, customer service, technical support, and billing and houses Internet equipment. In addition, the Company markets local Internet service under the Lynchburg.net and SurfWithUs.net brands, sells computer hardware and services under the name Computers by Design and remanufactures toner and ink cartridges under the name CBD Toner Recharge at this location. This facility has an annual rent of $48,000. The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Frank R. Erhartic, Jr. a Company Director and Officer and this lease expires on September 30, 2017.

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

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company has vigorously defended this claim.  This matter was dismissed by the plaintiff on December 11, 2009, however, was re-filed on December 9, 2010. On April 9, 2012 the plaintiff voluntarily dismissed its claim for the second time and the Belmont County Court of Common Pleas has ruled it as a final dismissal.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

Reserved and omitted.

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing January 1, 2011.

	High	Low
2011
For the quarter ended March 31, 2011	$0.02	$0.01
For the quarter ended June 30, 2011	$0.03	$0.01
For the quarter ended September 30, 2011	$0.03	$0.01
For the quarter ended December 31, 2011	$0.02	$0.01

2012
For the quarter ended March 31, 2012	$0.02	$0.01
For the quarter ended June 30, 2012	$0.03	$0.02
For the quarter ended September 30, 2012	$0.04	$0.03
For the quarter ended December 31, 2012	$0.03	$0.03

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.03 on April 16, 201 3.  As of April 16, 2013 the Company had approximately 120 shareholders of record. Additional holders of the Company’s common stock hold such stock in street name with various brokerage firms.

EQUITY COMPENSATION PLANS

The Company does not have any plans under which options, warrants or other rights to subscribe for or acquire shares of the Company’s common stock may be granted and there are no outstanding options, warrants or other rights to subscribe for or acquire shares of Company common stock. From time to time, the Board of Directors may grant shares of the Company’s common stock to its officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal years 2011 and 2012.

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

The following chart provides information regarding purchases of Company equities by the Company and affiliated purchasers since the program was put in place in October 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 October 31, 2008	-	-	-	10,000,000
Month # 2 November 30, 2008	-	-	-	10,000,000
Month # 3 December 31, 2008	19,500	0.06	19,500	9,980,500
Total 2008	19,500	0.06	19,500	9,980,500
Month # 4 January 31, 2009	25,000	0.06	25,000	9,955,500
Month # 5 February 28, 2009	5,263,158	0.1121	5,263,158	4,692,342
Month # 6 March 31, 2009	34,000	0.051	34,000	4,658,342
Month # 7 April 30, 2009	-	-	-	4,658,342

Month # 8 May 31, 2009	7,000	0.051	7,000	4,651,342
Month # 9 June 30, 2009	-	-	-	4,651,342
Month # 10 July 31, 2009	10,000	0.05	10,000	4,641,342
Month # 11 August 31, 2009	-	-	-	4,641,342
Month # 12 September 30, 2009	1,460,795	0.05	1,460,795	3,180,547
Month # 13 October 31, 2009	39,000	0.05	39,000	3,141,547
Month # 14 November 30, 2009	30,000	0.043	30,000	3,111,547
Month # 15 December 31, 2009	20,000	0.048	20,000	3,091,547
Total 2009	6,888,953	0.097	6,888,953	3,091,547
Month # 16 January 31, 2010	840,000	0.04	840,000	2,251,547
Month # 17 February 28, 2010	40,000	0.04	40,000	2,211,547
Month # 18 March 31, 2010	-	-	-	2,211,547
Month # 19 April 30, 2010	80,000	0.035	80,000	2,131,547
Month # 20 May 31, 2010	40,000	0.03	40,000	2,091,547
Month # 21 June 30, 2010	-	-	-	2,091,547
Month # 22 July 31, 2010	40,000	0.03	40,000	2,051,547
Month # 23 August 31, 2010	120,000	0.024	120,000	1,931,547
Month # 24 September 30, 2010	-	-	-	1,931,547
Month # 25 October 31, 2010	62,000	0.023	62,000	1,869,547
Month # 26 November 30, 2010	142,000	0.022	142,000	1,727,547
Month # 27 December 31, 2010	100,000	0.013	100,000	1,627,547
Total 2010	1,464,000	0.028	1,464,000	1,627,547

Month # 28 January 31, 2011	-	-	-	1,627,547
Month # 29 February 28, 2011	-	-	-	1,627,547
Month # 30 March 31, 2011	150,000	0.012	150,000	1,477,547
Month # 31 April 30, 2011	210,000	0.005	210,000	1,267,547
Month # 32 May 31, 2011	190,000	0.005	190,000	1,077,547
Month # 33 June 30, 2011	60,000	0.010	60,000	1,017,547
Month # 34 July 31, 2011	-	-	-	1,017,547
Month # 35 August 31, 2011	-	-	-	1,017,547
Month # 36 September 30, 2011	-	-	-	1,017,547
Month # 36 October 31, 2011	-	-	-	1,017,547
Month # 37 November 30, 2011	-	-	-	1,017,547
Month # 38 December 31, 2011	-	-	-	1,017,547
Total 2011	610,000	0.007	610,000	1,017,547
Month # 39 January 31, 2012	-	-	-	1,017,547
Month # 40 February 28, 2012	-	-	-	1,017,547,
Month # 41 March 31, 2012	-	-	-	1,017,547
Month # 42 April 30, 2012	-	-	-	1,017,547
Month # 43 May 31, 2012	-	-	-	1,017,547
Month # 44 June 30, 2012	-	-	-	1,017,547
Month # 45 July 31, 2012	-	-	-	1,017,547
Month # 46 August 31, 2012	-	-	-	1,017,547
Month # 47 September 30, 2012	-	-	-	1,017,547

Month # 48 October 31, 2012	-	-	-	1,017,547
Month # 49 November 30, 2012	-	-	-	1,017,547
Month # 50 December 31, 2012	-	-	-	1,017,547
Total 2012	-	-	-	1,017,547
Totals	8,982,453	0.079	8,982,453	1,017,547

ITEM 6.  SELECT FINANCIAL DATA

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2012 and December 31, 2011 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2012 and 2011.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2012
	Corporate	Real Estate	Internet	Total
Revenue	$-	$650,465	$2,908,092	$3,558,557
Cost of revenue	-	503,207	1,653,174	2,156,381
Gross profit	-	147,258	1,254,918	1,402,176
Operating expenses	79,256	-	725,832	805,088
Income (loss) from operations	(79,256)	147,258	529,086	597,088
Other income (expense)		-	(7,386)	(7,386)
Income (loss) before income taxes	(79,256)	147,258	521,700	589,702
Income taxes expense	-	53,723	170,128	223,851
Net income (loss)	$(79,256)	93,535	$351,572	$365,851

	For the year ended December 31, 2011 (Restated)
	Corporate	Real Estate	Internet	Total
Revenue	$-	$888,660	$3,806,300	$4,694,960
Cost of revenue	-	675,478	1,806,378	2,481,856
Gross profit	-	213,182	1,999,922	2,213,104
Operating expenses	77,662	-	1,187,664	1,265,326
Income (loss) from operations	(77,662)	213,182	812,258	947,778
Other income (expense)	-	-	(10,767)	(10,767)
Income (loss) before income taxes	(77,662)	213,182	801,491	937,011
Income taxes expense (benefit)	-	65,982	272,784	338,766
Net income (loss)	$(77,662)	147,200	$528,707	$598,245

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

 The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2012 and 2011.

	For the year ended December 31, 2012
	Corporate	Real Estate	Internet	Total
EBITDA	$(79,256)	$147,258	$572,903	$640,905
Interest expense	—		(6,800)	(6,800)
Taxes	—	(53,723)	(170,128)	(223,851)
Depreciation	—		(15,202)	(15,202)
Amortization	—		(29,201)	(29,201)
Net income (loss)	$(79,256)	$93,535	$351,572	$365,851

	For the year ended December 31, 2011 (Restated)
	Corporate	Real Estate	Internet	Total
EBITDA	$(77,662)	$213,182	$1,154,315	$1,289,835
Interest expense	—	—	(12,080)	(12,080)
Taxes		(65,982)	(272,784)	(338,766)
Depreciation	—	—	(15,685)	(15,685)
Amortization	—	—	(325,059)	(325,059)
Net income (loss)	$(77,662)	$147,200	$528,707	$598,245

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2012 and December 31, 2011 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

REVENUE.  Revenue for the year ended December 31, 2012 decreased by $1,136,403 or 24.2% from $4,694,960 for the year ended December 31, 2011 to $3,558,557 for the same period in 2012. Internet sales decreased $898,208 or 23.6% from $3,806,300 for the year ended December 31, 2011 to $2,908,092 for the same period in 2012. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs, folding them into its operations to provide future revenues. This decrease in Internet sales has been partially offset by real estate sales. Real estate sales decreased $238,195 or 26.8% from $888,660 for the year ended December 31, 2011 to $650,465 for the same period in 2012. The real estate sales mark the beginning of the Company’s efforts to turn investments of excess cash from the Internet division into a new revenue stream. With the increased inventory of real estate investments, the sales should become a more prominent source of revenue.

COST OF REVENUE.  Total costs of revenue for the year ended December 31, 2012 decreased by $325,475 or 13.1% from $2,481,856 for the year ended December 31, 2011 to $2,156,381 for the same period in 2012.  Total cost of revenue as a percentage of sales increased 7.7% from 52.9% for the year ended December 31, 2011 to 60.6% for the same period in 2012. Internet cost of revenue increased 9.3% as a percentage of revenue resulting primarily from more costly forms of broadband service. Real estate cost of revenue as a percentage of real estate revenue was 77.4% and a contributing factor in the overall increase in cost of revenue as a percentage of revenue.   The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale businesses recently acquired.

OPERATING EXPENSES.    Selling, general and administrative expenses decreased $460,238 or 36.4% from $1,265,326 for the year ended December 31, 2011 to $805,088 for the same period in 2012. This is due primarily to a decrease in amortization, wages and bad debt expenses. Amortization expense, including impairment decreased $295,858 or 91.0% from $325,059 for the year ended December 31, 2011 to $29,201 for the same period in 2012. Wages decreased $59,008 or 16.3% from $361,496 for the year ended December 31, 2011 to $302,488 for the same period in 2012. Bad debt expense decreased $76,028 or 62.3% from $122,040 for the year ended December 31, 2011 to $46,012 for the same period in 2012.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2012 decreased by $5,280 or 43.7% from $12,080 for the year ended December 31, 2011 to $6,800 for the same period in 2012. This decrease was a result of the satisfaction of debt from financing recent acquisitions of customer bases.

INCOME TAXES.  For the years ended December 31, 2012 and 2011 corporate income tax expense of $223,851 and $338,766 were incurred.

BALANCE SHEET.   Net accounts receivable decreased $22,602 or 42.6% from $53,090 on December 31, 2011 to $30,488 on the same date in 2012. Real estate holdings increased $453,569 or 18.4% from $2,464,694 on December 31, 2011 to $2,918,263 on December 31, 2012. This increase is the result of investing in real estate to employ idle cash.  Customer list decreased $28,506 or 83.9% from $33,961 on December 31, 2011 to $5,455 on December 31, 2012.  This decrease is substantially due to scheduled amortization.  Deferred tax assets decreased $223,851 from $433,550 on December 31, 2011 to $209,699 on December 31, 2012.  This is due to the recognition of tax benefits of timing differences of certain tax deductions. Other assets decreased $48,083 or 18.1% from $266,180 on December 31, 2011 to $218,097 on December 31, 2012. Accounts payable decreased by $38,257 or 53.8% from $71,136 on December 31, 2011 to $32,879 on December 31, 2012. Accrued expenses increased by $13,641 or 43.4% from $31,433 on December 31, 2011 to $45,074 on December 31, 2012.  Deferred revenue decreased by $74,382 or 16.1% from $461,640 on December 31, 2011 to $387,258 on December 31, 2012 representing corresponding reduced revenue from which customers have prepaid services on December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $17,268 and $148,590 at December 31, 2012 and 2011, respectively. EBITDA was $640,905 for the year ended December 31, 2012 as compared to $1,289,835 for the year ended December 31, 2011.

	2012	(Restated) 2011
EBITDA for the year ended December 31,	$640,905	$1,289,835
Interest expense	(6,800)	(12,080)
Tax expense	(223,851)	(338,766)
Depreciation	(15,202)	(15,685)
Amortization	(29,201)	(325,059)
Net income for the year ended December 31,	$365,851	$598,245

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category was unchanged at 63% of total accounts receivable from December 31, 2011 to December 31, 2012.  The balance in the 30+ day category decreased from 25% to 22% of total accounts receivable from December 31, 2011 to December 31, 2012.  The balance in the 60+ day category decreased from 12% to 15% of total accounts receivable from December 31, 2011 to December 31, 2012.

The aging of accounts receivable as of December 31, 2012 and 2011 is as shown:

	2012		2011
Current	$19,319	63%	$33,362	63%
30+	6,680	22%	13,123	25%
60+	4,489	15%	6,605	12%
90+	—	—%	—	—%
Total	$30,488	100%	$53,090	100%

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

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, December 31, 2012, the Company has invested approximately $2,918,000 in surplus funds and is continuing the investing process. Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sitestar Corporation

Lynchburg, VA 24502-2334

We have audited the accompanying consolidated balance sheets of Sitestar Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sitestar Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the 2011 financial statements have been restated to correct a misstatement.

/s/ Santora CPA Group

Newark, DE 19713-4309

April 16, 2013

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 and 2011

ASSETS

CURRENT ASSETS	2012	2011 (Restated)

Cash and cash equivalents	$148,590	$17,268
Accounts receivable, net of allowances of $1,614 and $2,586	30,488	53,090
Prepaid expenses	50,411	75,883
Real estate, at cost	2,918,263	2,464,694
Total current assets	3,147,752	2,610,935
PROPERTY AND EQUIPMENT, net	148,957	164,159
CUSTOMER LIST, net of accumulated amortization of $12,315,218 and $12,286,712	5,455	33,961
GOODWILL, net	1,288,559	1,288,559
DEFERRED TAX ASSETS	209,699	433,550
OTHER ASSETS	218,097	266,180
TOTAL ASSETS	$5,018,519	$4,797,344

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 and 2011

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2012	2011 (Restated)

Accounts payable	$32,879	$71,136
Accrued expenses	45,074	31,433
Deferred revenue	387,258	461,640
Notes payable, current portion	900,615	900,615
Total current liabilities	1,365,826	1,464,824
NOTES PAYABLE - STOCKHOLDERS, less current portion	50,280	95,958
TOTAL LIABILITIES	1,416,106	1,560,782
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares authorized and 91,326,463 shares issued in 2012 and 2011, and 74,085,705 shares outstanding in 2012 and 2011.	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury Stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,580,342)	(9,946,193)
Total stockholders' equity	3,602,413	3,236,562
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,018,519	$4,797,344

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011 (Restated)

REVENUE
Internet	$2,908,092	$3,806,300
Real estate	650,465	888,660
	3,558,557	4,694,960
COST OF REVENUE
Internet	1,653,174	1,806,378
Real estate	503,207	675,478
	2,156,381	2,481,856
GROSS PROFIT	1,402,176	2,213,104
OPERATING EXPENSES
Selling, general and administrative expenses	805,088	1,244,918
Customer list impairment	—	20,408
TOTAL OPERATING EXPENSES	805,088	1,265,326
INCOME (LOSS) FROM OPERATIONS	597,088	947,778
OTHER INCOME (EXPENSES)
Gain (loss) on disposal of assets	(586)	1,313
Interest expense	(6,800)	(12,080)
TOTAL OTHER INCOME (EXPENSES)	(7,386)	(10,767)
INCOME (LOSS) BEFORE INCOME TAXES	589,702	937,011
INCOME TAX EXPENSE	223,851	338,766
NET INCOME	$365,851	$598,245
BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,281,294

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2010	74,735,705	$91,326	$13,880,947	$(785,024)	$(10,544,438)	$2,642,811
Repurchase of shares	(650,000)			(4,494)		(4,494)
Net income					598,245	598,245
Balance at December 31, 2011 (Restated)	74,085,705	91,326	13,880,947	(789,518)	(9,946,193)	3,236,562
Repurchase of shares
Net income					365,851	365,851
Balance at December 31, 2012	74,085,705	$91,326	$13,880,947	$(789,518)	$(9,580,342)	$3,602,413

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365,851	$598,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	44,403	340,744
Allowance for doubtful accounts	(972)	(2,847)
(Increase) decrease in accounts receivable	23,574	24,426
(Increase) decrease in prepaid expenses	25,472	(74,383)
(Increase) decrease in real estate	(453,569)	(1,949,492)
(Increase) decrease in deferred income taxes	223,851	300,866
Increase (decrease) in accounts payable	(38,257)	55,571
Increase (decrease) in accrued expenses	13,641	8,905
Increase (decrease) in deferred revenue	(74,382)	(132,398)
Increase (decrease) in accrued income taxes	—	(90,866)
Net cash provided by (used in) operating activities	129,612	(921,189)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2,000)
Purchase of customer list	—	(64,000)
Decrease in other assets	47,388	24,125
Purchase of non-competition agreements	—	(1,000)
Net cash provided by (used in) investing activities	47,388	(42,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable - stockholders	—	299,800
Purchase of treasury stock	—	(4,494)
Repayment of notes payable – stockholders	(45,678)	(253,302)
Net cash provided by (used in) financing activities	(45,678)	42,004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,322	(922,060)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	17,268	939,328
CASH AND CASH EQUIVALENTS - END OF YEAR	$148,590	$17,268

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2012 and 2011, the Company paid $256,384 and $101,900 of income taxes and paid interest expense of $6,800 and $12,000.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

None.

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

For the years ended December 31, 2012 and 2011, bad debt expense was $46,012 and $122,039. As of December 31, 2012 and 2011, accounts receivable consists of the following:

	2012	2011
Gross accounts receivable	$32,102	$55,676
Less allowance for doubtful accounts	(1,614)	(2,586)
	$30,488	$53,090

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

The Company's customer lists are being amortized over three years.  Amortization expense for the customer lists was $28,506 and $309,114 for the years ended December 31, 2012 and 2011. Amortization of customer lists for the years ended December 31, 2013, 2014 and 2015 is expected to be $5,453, $0 and $0, respectively. Amortization expense for non-competition agreements was $695 and $115,945 for the years ended December 31, 2012 and 2011.  Amortization of non-competition agreements for the years ended December 31, 2013, 2014 and 2015 is expected to be $525, $85 and $0, respectively. In accordance with GAAP, amortization of goodwill ceased effective January 1, 2002. For the years ended December 31, 2012 and 2011, there was no impairment of goodwill.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2012 and 2011 were approximately $17,000 and $30,000, respectively.

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

	2012	2011
Net income available to common shareholders	$365,851	$598,245
Weighted average number of common shares	74,085,705	74,281,294
Basic and diluted income per share	$.00	$.01

Comprehensive Income

As of and for the years ended December 31, 2012 and 2011, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

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

NOTE 4 - SALE OF ASSETS

None.

NOTE 5 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	11,500	11,500
Computer equipment	1,164,061	1,164,061
Furniture and fixtures	59,862	59,862
	1,458,789	1,458,789
Less accumulated depreciation	(1,309,832)	(1,294,630)
	$148,957	$164,159

Depreciation expense was $15,202 and $15,202 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 NOTES PAYABLE

Notes payable at December 31, 2012 and 2011 consist of the following:

	2012	2011
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	$900,615	$900,615
Less current portion	900,615	900,615

Long-term portion	$—	$—

The future principal maturities of these notes are as follows:

Year ending December 31, 2013	$900,615
Year ending December 31, 2014	—
Year ending December 31, 2015	—
Year ending December 31, 2016	—
Year ending December 31, 2017	—
Thereafter	—
Total	$900,615

NOTE 7 NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2012 and 2011 consist of the following:

	2012	2011
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10% interest. The accrued interest and principal are due on January 1, 2014.	$280	$45,958

Note payable to stockholder. The note is payable on January 1, 2014 and bears interest at an annual rate of 6.0%.	50,000	50,000
	50,280	95,958
Less current portion	—	—

Long-term portion	$50,280	$95,958

The future principal maturities of these notes are as follows:

Year ending December 31, 2013	$—
Year ending December 31, 2014	50,280
Year ending December 31, 2015	—
Year ending December 31, 2016	—
Year ending December 31, 2017	—
Total	$50,280

NOTE 8 COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2012 and 2011 was $67,239 and $66,626, respectively.  Related party rent expense for each year is $48,000. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2013	$66,000
2014	48,000
2015	48,000
Total	$162,000

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

A complaint has been filed in Belmont County, Ohio by First USA, Inc. alleging a breach of agreement for the purchase and sale of Internet Service Provider accounts dated July 1, 2006.  The complaint demands judgment of approximately $150,000.  The Company has vigorously defended this claim.  This matter was dismissed by the plaintiff on December 11, 2009, however, was re-filed on December 9, 2010. On April 9, 2012 the plaintiff voluntarily dismissed its claim for the second time and the Belmont County Court of Common Pleas has ruled it as a final dismissal.

NOTE 9 STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2012, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

650,000 shares were repurchased by the Company and placed in treasury during the year ended December 31, 2011 and there were no shares repurchased in 2012.

NOTE 10 INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2012 and 2011 included the following:

	2012	2011
Current provision:
Federal	$—	$28,433
State	—	9,467
Deferred provision:
Federal	188,469	253,311
State	35,382	47,555
Valuation allowance	—	—
Total income tax provision	$223,851	$338,766

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Accounts receivable	$1,614	$2,586
Amortization of Intangible assets	2,630,332	2,853,211
Less valuation allowance	(2,422,247)	(2,422,247)

Deferred tax asset	$209,699	$433,550

At December 31, 2012 and 2011, the Company has provided a valuation allowance for a portion of the deferred tax asset that management has not been able to determine that realization is more likely than not. No net operating loss carryforwards exist as of December 31, 2012.

NOTE 11 RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from a stockholder of the Company on a five year term basis.  The date for renewal of the lease is September 30, 2017.  For the years ended December 31, 2012 and 2011, the Company paid this stockholder $48,000 and $48,000, respectively, for rent on this office building.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2012 and 2011:

	December 31, 2012
	Corporate	Real Estate	Internet	Consolidated
Revenue	$—	$650,465	$2,908,092		$3,558,557
Operating income (loss)	$(79,256)	$147,258	$529,086		$597,088
Depreciation and amortization	$—	$44,403	$44,403	$
Interest expense	$—	$(6,800)	$(6,800)	$
Goodwill	$—	$1,288,559	$1,288,559	$
Identifiable assets	$—	$2,918,263	$2,100,256		$5,018,519

	December 31, 2011 (Restated)
	Corporate	Real Estate	Internet	Consolidated
Revenue	$—	$888,660	$3,806,300	$4,694,960
Operating income (loss)	$(77,662)	$213,182	$812,258	$947,778
Depreciation and amortization	$—	$340,744	$340,744
Interest expense	$—	$(12,080)	$(12,080)
Goodwill	$—	$1,288,559	$1,288,559
Identifiable assets	$—	$2,464,694	$2,332,650	$4,797,344

NOTE 13 - SUBSEQUENT EVENTS

There have been no subsequent events.

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

We are restating our financial statements for the year ended December 31, 2011 and each of the three quarters in the years ended December 31, 2011 and 2012. During the audit of the Company’s financial statements for the year-ended December 31, 2012, Management of Sitestar Corporation was first advised by Santora CPA Group, the Company’s independent registered public accounting firm, that two potential errors existed:

(i)	Errors in calculation of income tax related accounts including deferred tax assets, income taxes payable, and current and deferred tax expense balances. These errors were the result of using an inaccurate spreadsheet model to determine related account balances, as well as using inappropriate tax rates in the calculation.
(ii)	Additionally, our independent auditors advised us to re-evaluate our historical and current practices with respect to recognition of deferred revenue and whether it is being properly recorded in accordance with generally accepted accounting principles in the United States (GAAP). Historically, deferred revenues were being adjusted through bad debt expense, rather than revenue. While this does not impact net income or earnings per share, it does have an impact on our gross margin.

Management performed a detailed reconciliation of income tax related accounts and the deferred income and related revenue and bad debt accounts for all tax years beginning in 2011 in order to quantify the potential balance adjustments. The Company’s Management upon being advised by its Independent Auditor of the income tax calculation and revenue recognition issues promptly initiated and conducted its review where we identified a material weakness in our internal control over financial reporting.

On April 1, 2013 management concluded that restating the consolidated financial statements for the year ended December 31, 2011 and each of the three quarters in the years ended December 31, 2011 and 2012 is required.

The Company is restating for errors identified in its:

(i)	Income tax related accounts including deferred tax assets, income taxes payable, and current and deferred income tax expense, and
(ii)	revenue accounts pertaining to changes in deferred revenue being reconciled through the company’s bad debt accounts instead of revenue. The effects of the 2011 year end restatements are included this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the adjustments for the periods ended March 31, June 30, and September 30, 2012 and 2011 will be shown in amended Quarterly 10-Q/A reports.

The correction of the errors noted in (i) above reduced 2011 annual net income by $213,000, and resulted in reductions of $344,000 and $65,000 to quarterly net income for the periods ended March 31, 2011 and June 30, 2011, respectively, and an increase of $122,000 to quarterly net income for the period ended September 30, 2011. The restatements also resulted in reductions of $45,000, $60,000, and $39,000 to quarterly net income for the periods ended March, 31, June 30, and September 30, 2012 respectively. The corrections noted in number (ii) above increased 2011 revenues and general expenses by $132,000. The effects of item (ii) were not material to the individual quarters presented.

The following is a summary of the effects of these changes on the Company’s consolidated balance sheets, statements of income and cash flows:

Consolidated Balance Sheets

For the Year Ended December 31, 2011	As Previously Reported	Adjustments	As Restated
Prepaid expenses	13,037	62,846	75,883
Deferred tax asset	762,607	(329,057)	433,550
Total assets	5,063,555	(266,211)	4,797,344
Accrued income taxes	81,353	(81,353)	—
Total liabilities	1,642,135	(81,353)	1,560,782

Consolidated Statements of Income

For the Year Ended December 31, 2011	As Previously Reported	Adjustments	As Restated

Revenue internet	3,673,902	132,398	3,806,300
Selling general and administrative expenses	1,112,520	132,398	1,244,918
Income tax (expense) benefit	(125,634)	(213,132)	(338,766)
Net income	811,377	(213,132)	598,245
Basic and diluted income per share	.01	.00	.01

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2011	As Previously Reported	Adjustments	As Restated
Net income	811,377	(213,132)	598,245
Increase in deferred income taxes	426	300,440	300,866
(Increase) decrease in prepaid expenses	(11,537)	(62,846)	(74,383)
Decrease in accrued income taxes	(66,364)	(24,462)	(90,826)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

The management of Sitestar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

Material Weaknesses in Internal Controls

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency, or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of our evaluation, we identified the following material weakness in our internal control over financial reporting as of December 31, 2012:

1.	We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

Additionally, during the course of our 2012 annual audit by our independent registered public accounting firm Santora CPA Group (Santora), we were advised of potential errors related to the calculation of income tax related account balances, including income taxes payable or receivable, deferred tax assets, and current and deferred tax expenses. Santora also advised us to reevaluate whether our historical and then current practices with respect to the recording of revenue and deferred revenue were appropriate under generally accepted accounting principles in the Unites States of America (GAAP).

Upon being advised of these matters, under the direction of our Board of Directors, management immediately conducted a detailed review. As a result of that review, we identified two additional material weaknesses.

1.	We did not have adequate policies and procedures in place to provide reasonable assurance that revenues and deferred revenues were being properly recorded in accordance with GAAP. Historically, deferred revenues have been adjusted through our bad debt expense account, rather than through our revenue account. It has been determined that deferred revenue adjustments should properly be recorded through our revenue account to properly reflect revenues earned during the period.

2.	We did not have effective review procedures in place to provide reasonable assurance that calculations related to income tax account balances were free of material error. This is largely related to our inability to maintain proper segregation of duties noted above.

In March 2013, management implemented new procedures with regard to the recording of revenues and deferred revenues, and believes these procedures will effectively mitigate the related material weakness. We are currently unable to achieve proper segregation of duties, including sufficient review during our financial reporting close process given the size of our administrative staff. Despite this, management believes that there are no material inaccuracies or omissions of fact in this annual report. However, we cannot provide assurance that we will not, in the future, identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Restatements

As a result of our review we identified errors that resulted in material misstatements of previously reported amounts for the year ended December 31, 2011 and the quarters ended March 31, June 30, and September 30, 2012 and 2011. Accordingly, we restated in this Annual Report on Form 10-K the financial results for the year ended December 31, 2011, and are amending our Form 10-Q reports for the periods affected.

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sitestar have been detected. These inherent limitations include the realities that judgments and decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or my management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	44	President, CEO, Director	October 2001
Daniel Judd	56	CFO, Director	June 2004

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

Dan Judd, 56, Mr. Judd has over thirty years of experience in accounting and management, he oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar in 2003, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions in manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

TERM OF DIRECTORS:

Director	Expiration of term
Frank R. Erhartic, Jr.	December 31, 2013
Dan Judd	December 31, 2013

Section 16(a) Beneficial Ownership Reporting Compliance Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2012 all of our executive officers and directors complied with the requirements of Section 16 (a).

The Company has adopted a code of ethics and it is available on the Company’s website www.sitestar.com under Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr. Principal Executive Officer (PEO)	2012	13,000							13,000
	2011	13,000							13,000
Daniel Judd, Principal Financial Officer (PFO)	2012	48,200							48,200
	2011	46,642							46,642

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $13,000 and $13,000 for the years ended December 31, 2012 and 2011, respectively.  He received no other compensation.  Daniel Judd, CFO and Director earned a salary of $48,200 and $46,642 for the years ended December 31, 2012 and 2011, respectively.  He received no other compensation.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2012 and 2011.

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

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2012 and 2011.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00

Daniel Judd, Director							$0.00

 There were no Director compensation other than salary for the years ended December 31, 2012 and 2011.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of April 16, 2013 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)

Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	24,583,980	33.18%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	133,865	00.18%
All directors and officers As a group (2 persons)	24,717,845	33.36%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 74,085,705 shares of common stock outstanding as of April 16, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate headquarters located at 7109 Timberlake Road, Suite 201, Lynchburg, VA 24502 from Frank R. Erhartic, Jr., a stockholder of the Company pursuant to a lease agreement entered into on November 23, 2003. Pursuant to the lease agreement, the Company pays Mr. Erhartic rent in the amount of $48,000 per year. The lease agreement expires on September 30, 2017. Mr. Erhartic also is owed varying amounts on a line of credit he has with the Company and on occasions he draws down his line of credit to take advantage of investment opportunities that arise from time-to-time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2012 and 2011

	2012	2011
Audit fees	$55,750	$60,500

Audit related fees	—	—
Tax	2,000	2,000
Other	—	—
	$57,750	$62,500

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

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	April 16, 2013
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	April 16, 2013
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

