Form 10-Q/A
period 2012-03-31
SITESTAR CORP
filed 2013-04-19
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer (Do not check if a smaller reporting Company) [ ] Smaller Report Company [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2012, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

Table of Contents

SITESTAR CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, initially filed with the Securities and Exchange Commission on May 14, 2012, is being filed to reflect restatements of Sitestar Corporation’s Condensed Consolidated Balance Sheets as of March 31, 2012, and the related Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three months then ended (the “Financial Statements”). The restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Financial Statements. These restatements reflect adjustments related to errors in calculation of income tax related accounts including deferred tax assets, income taxes payable, and current and deferred tax expense.  Additionally, our independent auditors advised us to re-evaluate our historical and current practices with respect to recognition of deferred revenue and whether it is being properly recorded in accordance with generally accepted accounting principles in the United States (GAAP), which led to restatements of revenue and general and administrative expenses.

In addition, results for 2011 have been restated with respect to the accounting for such matters where appropriate.

Sitestar Corporation is also revising the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures in order to reflect the effects of these restatements.

Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2012 Form 10-Q was originally filed.

Table of Contents	2

SITESTAR CORPORATION

Table of Contents	3

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS

	2012 (Unaudited)	2011
	Restated
CURRENT ASSETS
Cash and cash equivalents	$170,149	$17,268
Accounts receivable, net of allowance of $4,923 and $2,586	60,765	53,090
Prepaid expenses	90,830	75,883
Real estate, at cost	2,504,107	2,464,694

Total current assets	2,825,851	2,610,935

PROPERTY AND EQUIPMENT, net	161,238	164,159
CUSTOMER LIST, net of accumulated amortization of $12,293,838 and $12,286,712	26,835	33,961
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	333,601	433,550
OTHER ASSETS	265,988	266,180

TOTAL ASSETS	$4,902,072	$4,797,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	4

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

MARCH 31, 2012 AND DECEMBER 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012 (Unaudited)	2011
	Restated
CURRENT LIABILITIES
Accounts payable	$28,446	$71,136
Accrued expenses	33,626	31,433
Deferred revenue	456,627	461,640
Notes payable, current portion	900,615	900,615

Total current liabilities	1,419,314	1,464,824

NOTES PAYABLE – STOCKHOLDERS, less current portion	82,845	95,958

TOTAL LIABILITIES	1,502,159	1,560,782

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2012 and 2011 and 74,085,705 shares outstanding in 2012 and 2011	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,782,842)	(9,946,193)

Total stockholders’ equity	3,399,913	3,236,562

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,902,072	$4,797,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	5

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
	Restated	Restated
REVENUE
Internet	$819,192	$1,054,518
Real estate	487,875	—
	1,307,067	1,054,518

COST OF REVENUE
Internet	444,052	491,485
Real estate	382,540	—
	826,592	491,485

GROSS PROFIT	480,475	563,033

OPERATING EXPENSES:
Selling general and administrative expenses	214,556	384,844

INCOME FROM OPERATIONS	265,919	178,189

OTHER INCOME (EXPENSES):
Other income (expenses)	(531)	908
Interest expense	(2,089)	(864)
TOTAL OTHER INCOME (EXPENSE)	(2,620)	44

INCOME BEFORE INCOME TAXES	263,299	178,233

INCOME TAXES EXPENSE	(99,949)	(67,658)

NET INCOME	$163,350	$110,575

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,691,038

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	6

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163,350	$110,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,242	135,879
Allowance for doubtful accounts	2,337	656
Deferred income taxes	99,949	55,521
Increase in accounts receivable	(10,012)	(11,973)
Increase in prepaid expenses	(14,947)	(18,789)
Increase in real estate	(39,413)	(862,970)
Decrease in accounts payable	(42,690)	(15,565)
Increase in accrued expenses	2,193	5,772
Decrease in deferred revenue	(5,013)	(5,903)
Decrease in accrued income taxes	—	(88,609)

Net cash provided by (used in) operating activities	165,996	(695,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	(2)	2
Increase in other assets	—	(1,500)
Purchase of non-compete	—	(1,000)
Purchase of customer list	—	(64,000)

Net cash used in investing activities	(2)	(66,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(13,113)	(49,460)
Proceeds from notes payable – stockholders	—	89,920
Purchase of treasury stock	—	(1,770)

Net cash provided by (used in) financing activities	(13,113)	38,690

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	152,881	(723,214)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	17,268	939,328

CASH AND CASH EQUIVALENTS – END OF PERIOD	$170,149	$216,114

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	7

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2012 and 2011, the Company paid income taxes of $64,000 and $100,746 and paid interest expense of approximately $2,000 and $1,000, respectively.

Table of Contents	8

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its condensed consolidated financial statements for the quarters ended March 31, 2012 and 2011 to reflect adjustments for errors in the calculation of income tax related accounts including deferred tax assets, income taxes payable, and current and deferred tax expense balances.  Additionally, during our audit for the year ended December 31, 2012, our independent auditors advised us to re-evaluate our historical and current practices with respect to recognition of deferred revenue and whether it is being properly recorded in accordance with generally accepted accounting principles in the United States (GAAP).  As a result of that review, it was determined that changes in deferred revenue were not being properly classified in the income statement, which has resulted in restatements to revenue and operating expenses.

The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheets, statements of income and cash flows:

Table of Contents	9

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Balance Sheets

As of March 31, 2012	As Previously Reported	Adjustments	As Restated
Prepaid expenses	1,504	89,326	90,830
Deferred tax asset	778,442	(444,841)	333,601
Total assets	5,257,587	(355,515)	4,902,072
Accrued income taxes	125,988	(125,988)	—
Total current liabilities	1,545,302	(125,988)	1,419,314

Consolidated Statements of Income

For the Three Months Ended March 31, 2012	As Previously Reported	Adjustments	As Restated

Revenue internet	814,179	5,013	819,192
Selling general and administrative expenses	209,543	5,013	214,556
Income tax (expense) benefit	(55,280)	(44,669)	(99,949)
Net income	208,019	(44,669)	163,350
Basic and diluted income per share	.00	.00	.00

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012	As Previously Reported	Adjustments	As Restated
Net income	208,019	(44,669)	163,350
Deferred income taxes	(15,835)	115,784	99,949
(Increase) decrease in prepaid expenses	11,533	(26,480)	(14,947)
Increase (Decrease) in accrued income taxes	44,635	(44,635)	-

Consolidated Balance Sheets

As of March 31, 2011	As Previously Reported	Adjustments	As Restated
Deferred tax asset	1,030,223	(351,329)	678,894
Total assets	4,745,131	(351,329)	4,393,802
Accrued income taxes	37,405	(35,188)	2,217
Total current liabilities	1, 677,375	(35,188)	1,642,187

Table of Contents	10

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Consolidated Statements of Income

For the Three Months Ended March 31, 2011	As Previously Reported	Adjustments	As Restated

Revenue internet	1,048,615	5,903	1,054,518
Selling general and administrative expenses	378,941	5,903	384,844
Income tax (expense) benefit	276,756	(344,414)	(67,658)
Net income	454,989	(344,414)	110,575
Basic and diluted income per share	.01	(.01)	.00

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011	As Previously Reported	Adjustments	As Restated
Net income	454,989	(344,414)	110,575
Deferred income taxes	(267,190)	322,711	55,521
Decrease in accrued income taxes	(110,312)	21,703	(88,609)

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

Table of Contents	11

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

For the three months ended March 31, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$163,350	$110,575
Weighted average number of common shares	74,085,705	74,691,038

Basic and diluted income per share	$0.00	$0.00

NOTE 4 – COMMON STOCK

During the three months ended March 31, 2012, the Company issued no shares of common stock and repurchased no treasury shares.

NOTE 5 – SEGMENT INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended March 31, 2012 and 2011:

Table of Contents	12

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – SEGMENT INFORMATION, continued

March 31, 2012

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$487,875	$819,192	$1,307,067
Operating income (loss)	$(42,926)	$105,335	$203,510	$265,919
Depreciation and amortization	$—	$—	$10,242	$10,242
Interest expense	$—	$—	$2,089	$2,089
Real estate	$—	$2,504,107	$—	$2,504,107
Intangible assets	$—	$—	$1,316,477	$1,316,477
Total assets	$—	$2,504,107	$2,397,965	$4,902,072

March 31, 2011

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$—	$1,054,518	$1,054,518
Operating income (loss)	$(33,115)	$—	$211,304	$178,189
Depreciation and amortization	$—	$—	$135,879	$135,879
Interest expense	$—	$—	$864	$864
Real estate	$—	$1,378,172	$—	$1,378,172
Intangible assets	$—	$—	$1,548,898	$1,548,898
Total assets	$—	$1,378,172	$3,419,172	$4,797,344

Table of Contents	13

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the three months ended March 31, 2012 has had or is expected to have a material impact on the consolidated financial statements.

NOTE 7 – ACQUISITIONS

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

Equipment	$—
Customer list	97,000
Non-compete agreement	1,000
Deferred revenue	(10,000)

Purchase price	$88,000

Table of Contents	14

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended March 31, 2012 and 2011 included the following:

	2012	2011
Current provision:
Federal	$—	$10,219
State	—	1,919
Deferred provision:
Federal	84,151	46,745
State	15,798	8,775

Total income tax provision	$99,949	$67,658

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Accounts receivable	$4,923	$2,586
Amortization of Intangible assets	2,750,925	2,853,211
Less valuation allowance	(2,422,247)	(2,422,247)

Deferred tax asset	$333,601	$433,550

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

Table of Contents	15

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Table of Contents	16

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11 - NOTES PAYABLE

Notes payable at March 31, 2012 and December 31, 2011 consist of the following:

	2012	2011
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$—	$—

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2013	$900,615
Twelve months ending March 31, 2014	—
Twelve months ending March 31, 2015	—
Twelve months ending March 31, 2016	—
Twelve months ending March 31, 2017	—
Thereafter	—

Total	$900,615

NOTE 12 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at March 31, 2012 and December 31, 2011 consist of the following:

	2012	2011
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2014.	$32,845	$45,958

Note payable to stockholder for $50,000 at an annual interest rate of 8 % interest. The accrued interest and principal are due on January 1, 2014.	50,000	50,000

Totals	82,845	95,958
Less current portion	—	—

Long-term portion	$82,845	$95,958

Table of Contents	17

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2013	$—
Twelve months ending March 31, 2014	82,845
Twelve months ending March 31, 2015	—
Twelve months ending March 31, 2016	—
Twelve months ending March 31, 2017	—
Total	82,845

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

Table of Contents	18

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

Table of Contents	19

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the three months ended March 31, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$—	$819,192	$487,875	$1,307,067
Cost of revenue	—	444,052	382,540	826,592

Gross profit	—	370,127	110,348	480,475

Operating expenses	42,926	171,630	—	214,556

Income (loss) from operations	(42,926)	198,497	110,348	265,919
Other income (expense)	—	(2,620)	—	(2,620)

Income (loss) before income taxes	(42,926)	195,877	110,348	263,299
Income taxes (expense) benefit	—	(59,964)	(39,985)	(99,949)

Net income (loss)	$(42,926)	$135,913	$70,363	$163,350

Table of Contents	20

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the three months ended March 31, 2011.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,054,518	$—	$1,054,518
Cost of revenue	—	491,485	—	491,485

Gross profit	—	563,033	—	563,033

Operating expenses	33,115	351,729	—	384,844

Income (loss) from operations	(33,115)	211,304	—	178,189
Other income (expense)	—	44	—	44

Income (loss) before income taxes	(33,115)	211,348	—	178,233
Income taxes (expense) benefit	—	(67,658)	—	(67,658)

Net income (loss)	$(33,115)	$143,690	$—	$110,575

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2012 and 2011.

Table of Contents	21

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three months ended March 31, 2012

	Corporate	Internet	Real estate	Total
EBITDA	$(42,926)	$208,208	$110,348	$275,630
Interest expense	—	(2,089)	—	(2,089)
Taxes	—	(59,964)	(39,985)	(99,949)
Depreciation	—	(2,921)	—	(2,921)
Amortization	—	(7,321)	—	(7,321)

Net income (loss)	$(42,926)	$135,913	$70,363	$163,350

For the three months ended March 31, 2011

	Corporate	Internet	Real estate	Total
EBITDA	$(33,115)	$348,091	$—	$314,976
Interest expense	—	(864)	—	(864)
Taxes	—	(67,658)	—	(67,658)
Depreciation	—	(2,921)	—	(2,921)
Amortization	—	(132,958)	—	(132,958)

Net income (loss)	$(33,115)	$143,690	$—	$110,575

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

Table of Contents	22

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

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO MARCH 31, 2011

REVENUE

Total revenue for the three months ended March 31, 2012 increased by $252,549 or 23.9% from $1,054,518 for the three months ended March 31, 2011 to $1,307,067 for the same period in 2012. Internet sales decreased $235,326 or 22.3% from $1,054,518 for the three months ended March 31, 2011 to $819,192 for the same period in 2012. Real estate sales for the three months ended March 31, 2012 were $487,875 and were zero for the same period in 2011.

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

Table of Contents	23

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 decreased $170,288 or 44.2% from $384,844 for the three months ended March 31, 2011 to $214,556 for the same period in 2012. This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $125,637 or 94.5% from $132,958 for the three months ended March 31, 2011 to $7,321 for the same period in 2012.

INCOME TAXES

For the three months ended March 31, 2012 and March 31, 2011 corporate income tax expenses of $99,949 and $67,658 were incurred.

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

Table of Contents	24

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The aging of accounts receivable as of March 31, 2012 and December 31, 2011 is as shown:

	2012		2011
Current	$26,007	43%	$33,362	63%
30 < 60	13,862	23%	13,123	25%
60+	20,896	34%	6,605	12%

Total	$60,765	100%	$53,090	100%

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

Table of Contents	25

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures.  We identified the following material weaknesses in our internal control over financial reporting:

1.	We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

2.	We did not have adequate policies and procedures in place to provide reasonable assurance that revenues and deferred revenues were being properly recorded in accordance with GAAP. Historically, deferred revenues have been adjusted through our bad debt expense account, rather than through our revenue account. It has been determined that deferred revenue adjustments should properly be recorded through our revenue account to properly reflect revenues earned during the period.

3.	We did not have effective review procedures in place to provide reasonable assurance that calculations related to income tax account balances were free of material error. This is largely related to our inability to maintain proper segregation of duties noted above.

As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of March 30, 2012.

Table of Contents	26

SITESTAR CORPORATION

In March 2013, management implemented new procedures with regard to the recording of revenues and deferred revenues, and believes these procedures will effectively mitigate the related material weakness. We are currently unable to achieve proper segregation of duties, including sufficient review during our financial reporting close process given the size of our administrative staff. Despite this, management believes that there are no material inaccuracies or omissions of fact in this quarterly report, as amended. However, we cannot provide assurance that we will not, in the future, identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Changes in Internal Control over Financial Reporting:

Except as noted above, no change in the Company’s internal control over financial reporting occured during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	27

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 1A.   Risk Factors

Not required for small business.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	28

SITESTAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: April 19, 2013

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: April 19, 2013

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

Table of Contents	29