Form 10-Q/A
period 2012-06-30
SITESTAR CORP
filed 2013-04-19
CIK 1096934

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

Table of Contents

SITESTAR CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission on August 14, 2012, is being filed to reflect restatements of Sitestar Corporation’s Condensed Consolidated Balance Sheets as of June 30, 2012, and the related Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three and six months then ended (the “Financial Statements”). The restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Financial Statements. These restatements reflect adjustments related to errors in calculation of income tax related accounts including deferred tax assets, income taxes payable, and current and deferred tax expense.  Additionally, our independent auditors advised us to re-evaluate our historical and current practices with respect to recognition of deferred revenue and whether it is being properly recorded in accordance with generally accepted accounting principles in the United States (GAAP), which led to restatements of revenue and general and administrative expenses.

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS

	2012 (Unaudited)	2011
	Restated
CURRENT ASSETS
Cash and cash equivalents	$135,538	$17,268
Accounts receivable, net of allowance of $2,562 and $2,586	44,907	53,090
Prepaid expenses	90,789	75,883
Real estate, at cost	2,663,183	2,464,694

Total current assets	2,934,417	2,610,935

PROPERTY AND EQUIPMENT, net	158,317	164,159
CUSTOMER LIST, net of accumulated amortization of $12,300,964 and $12,286,712	19,708	33,961
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	272,742	433,550
OTHER ASSETS	265,819	266,180

TOTAL ASSETS	$4,939,562	$4,797,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	4

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

JUNE 30, 2012 AND DECEMBER 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012 (Unaudited)	2011
	Restated
CURRENT LIABILITIES
Accounts payable	$8,914	$71,136
Accrued expenses	45,837	31,433
Deferred revenue	434,093	461,640
Notes payable, current portion	900,615	900,615

Total current liabilities	1,389,459	1,464,824

NOTES PAYABLE – STOCKHOLDERS, less current portion	50,753	95,958

TOTAL LIABILITIES	1,440,212	1,560,782

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2012 and 2011 and 74,085,705 shares outstanding in 2012 and 2011	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,683,405)	(9,946,193)

Total stockholders’ equity	3,499,350	3,236,562

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,939,562	$4,797,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	5

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	Restated	Restated
REVENUE
Internet	$743,066	$1,004,058
Real estate	85,688	—
	828,754	1,004,058

COST OF REVENUE
Internet	393,609	494,984
Real estate	59,997	—
	453,606	494,984

GROSS PROFIT	375,148	509,074

OPERATING EXPENSES:
Selling general and administrative expenses	213,733	373,348

INCOME FROM OPERATIONS	161,415	135,726

OTHER INCOME (EXPENSES):
Other income (expenses)	842	(585)
Interest expense	(1,960)	(2,218)
TOTAL OTHER INCOME (EXPENSE)	(1,118)	(2,803)

INCOME BEFORE INCOME TAXES	160,297	132,923

INCOME TAXES EXPENSE	(60,858)	(60,192)

NET INCOME	$99,439	$72,731

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,480,125

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	6

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	Restated	Restated
REVENUE
Internet	$1,553,433	$2,058,576
Real estate	582,388	—
	2,135,821	2,058,576

COST OF REVENUE
Internet	837,660	986,469
Real estate	442,538	—
	1,280,198	986,469

GROSS PROFIT	855,623	1,072,107

OPERATING EXPENSES:
Selling general and administrative expenses	428,288	758,192

INCOME FROM OPERATIONS	427,335	313,915

OTHER INCOME (EXPENSES):
Other income	310	324
Interest expense	(4,049)	(3,082)
TOTAL OTHER INCOME (EXPENSE)	(3,739)	(2,758)

INCOME BEFORE INCOME TAXES	423,596	311,157

INCOME TAXES EXPENSE	(160,807)	(127,850)

NET INCOME	$262,789	$183,307

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,480,125

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	7

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	Restated	Restated
Net income	$262,789	$183,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,456	232,326
Allowance for doubtful accounts	(24)	(1,794)
Deferred income taxes	160,807	127,850
Decrease in accounts receivable	8,207	15,142
Increase in prepaid expenses	(14,906)	(36)
Increase in real estate	(198,488)	(1,179,699)
(Decrease) increase in accounts payable	(62,222)	22,945
Increase in accrued expenses	14,403	88
Decrease in deferred revenue	(27,547)	(66,215)
Decrease in accrued income taxes	—	(35,934)

Net cash provided by (used in) operating activities	163,475	(702,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets held for resale	—	(1)
Purchase of property and equipment	—	(2,000)
Purchase of non-compete	—	(1,000)
Purchase of deferred revenue	—	10,000
Purchase of customer list	—	(97,000)

Net cash used in investing activities	—	(90,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(45,205)	(49,460)
Proceeds from notes payable - stockholders	—	89,920
Proceeds from notes payable	—	33,000
Purchase of treasury stock	—	(4,494)

Net cash provided by (used in) financing activities	(45,205)	68,966

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,270	(723,055)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	17,268	939,328

CASH AND CASH EQUIVALENTS – END OF PERIOD	$135,538	$216,273

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	8

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2012 and 2011, the Company paid income taxes of $64,000 and $100,746 and paid interest expense of approximately $4,000 and $3,000, respectively.

Table of Contents	9

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its condensed consolidated financial statements for the quarters ended June 30, 2012 and 2011 to reflect adjustments for errors in the calculation of income tax related accounts including deferred tax assets, income taxes payable, and current and deferred tax expense balances.  Additionally, during our audit for the year ended December 31, 2012, our independent auditors advised us to re-evaluate our historical and current practices with respect to recognition of deferred revenue and whether it is being properly recorded in accordance with generally accepted accounting principles in the United States (GAAP).  As a result of that review, it was determined that changes in deferred revenue were not being properly classified in the income statement, which has resulted in restatements to revenue and operating expenses.

The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheets, statements of income and cash flows:

Table of Contents	10

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Balance Sheets

As of June 30, 2012	As Previously Reported	Adjustments	As Restated
Prepaid expenses	1,463	89,326	90,789
Deferred tax asset	667,309	(394,567)	272,742
Total assets	5,244,803	(305,241)	4,939,562
Accrued income taxes	15,523	(15,523)	—
Total current liabilities	1,404,982	(15,523)	1,389,459

Consolidated Statements of Income

For the Three Months Ended June 30, 2012	As Previously Reported	Adjustments	As Restated
Revenue internet	720,532	22,534	743,066
Selling general and administrative expenses	191,199	22,534	213,733
Income tax (expense) benefit	(668)	(60,190)	(60,858)
Net income	159,629	(60,190)	99,439
Basic and diluted income per share	.00	.00	.00

For the Six Months Ended June 30, 2012	As Previously Reported	Adjustments	As Restated
Revenue internet	1,525,886	27,547	1,553,433
Selling general and administrative expenses	400,741	27,547	428,288
Income tax (expense) benefit	(55,948)	(104,859)	(160,807)
Net income	367,648	(104,859)	262,789
Basic and diluted income per share	.00	.00	.00

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012	As Previously Reported	Adjustments	As Restated
Net income	367,648	(104,859)	262,789
Deferred income taxes	95,298	65,509	160,807
(Increase) decrease in prepaid expenses	11,574	(26,480)	(14,906)

Table of Contents	11

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Balance Sheets

As of June 30, 2011	As Previously Reported	Adjustments	As Restated
Deferred tax asset	953,152	(346,587)	606,565
Total assets	4,845,587	(346,587)	4,499,000
Accrued income taxes	19,530	35,362	54,892
Total current liabilities	1,642,015	35,362	1,677,377

Consolidated Statements of Income

For the Three Months Ended June 30, 2011	As Previously Reported	Adjustments	As Restated
Revenue Internet	953,745	50,313	1,004,058
Selling general and administrative expenses	323,035	50,313	373,348
Income tax (expense) benefit	5,616	(65,808)	(60,192)
Net income	138,539	(65,808)	72,731
Basic and diluted income per share	.00	(.00)	.00

For the Six Months Ended June 30, 2011	As Previously Reported	Adjustments	As Restated
Revenue Internet	2,002,360	56,216	2,058,576
Selling general and administrative expenses	701,976	56,216	758,192
Income tax (expense) benefit	282,372	(410,222)	(127,850)
Net income	593,529	(410,222)	183,307
Basic and diluted income per share	.01	(.01)	.00

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011	As Previously Reported	Adjustments	As Restated
Net income	593,529	(410,222)	183,307
Decrease in accrued income taxes	(128,187)	92,253	(35,934)
Deferred income taxes	(190,119)	317,969	127,850

Table of Contents	12

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

For the three months ended June 30, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$99,439	$72,731
Weighted average number of common shares	74,085,705	74,480,125

Basic and diluted income per share	$0.00	$0.00

For the six months ended June 30, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$262,789	$183,307
Weighted average number of common shares	74,085,705	74,480,125

Basic and diluted income per share	$0.00	$0.00

Table of Contents	13

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 4 – COMMON STOCK

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended June 30, 2012 and 2011:

June 30, 2012

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$85,688	$743,066	$828,754
Operating income (loss)	$(19,647)	$25,691	$155,371	$161,415
Depreciation and amortization	$—	$—	$10,214	$10,214
Interest expense	$—	$—	$1,960	$1,960
Real estate	$—	$2,663,183	$—	$2,663,183
Intangible assets	$—	$—	$1,309,183	$1,309,183
Total assets	$—	$2,663,183	$2,276,379	$4,939,562

Table of Contents	14

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – SEGMENT INFORMATION, continued

June 30, 2011

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$—	$1,004,058	$1,004,058
Operating income (loss)	$(26,224)	$—	$161,950	$135,726
Depreciation and amortization	$—	$—	$96,448	$96,448
Interest expense	$—	$—	$2,218	$2,218
Real estate	$—	$1,694,902	$—	$1,694,902
Intangible assets	$—	$—	$1,455,943	$1,455,943
Total assets	$—	$1,694,902	$2,804,098	$4,499,000

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the six months ended June 30, 2012 and 2011:

June 30, 2012

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$582,388	$1,553,433	$$2,135,821
Operating income (loss)	$(62,573)	$139,850	$350,058	$$427,335
Depreciation and amortization	$—	$—	$20,456	$$20,456
Interest expense	$—	$—	$4,049	$$4,049
Real estate	$—	$2,663,183	$—	$$2,663,183
Intangible assets	$—	$—	$1,309,183	$$1,309,183
Total assets	$—	$2,663,183	$2,276,379	$$4,939,562

June 30, 2011

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$—	$2,058,576	$$2,058,576
Operating income (loss)	$(59,338)	$—	$373,253	$$313,915
Depreciation and amortization	$—	$—	$232,326	$$232,326
Interest expense	$—	$—	$3,082	$$3,082
Real estate	$—	$1,694,902	$—	$$1,694,902
Intangible assets	$—	$—	$1,455,943	$$1,455,943
Total assets	$—	$1,694,902	$2,804,098	$$4,499,000

Table of Contents	15

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the six months ended June 30, 2012 and 2011 included the following:

	2012	2011
Current provision:
Federal	$—	$—
State	—	—
Deferred provision:
Federal	135,390	107,642
State	25,417	20,208

Total income tax provision	$160,807	$127,850

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Accounts receivable	$2,586	$2,586
Amortization of Intangible assets	2,712,403	2,853,211
Less valuation allowance	(2,442,247)	(2,442,247)

Deferred tax asset	$272,742	$433,550

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

Table of Contents	18

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11 - NOTES PAYABLE

Notes payable at June 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$—	$—

The future principal maturities of these notes are as follows:

Twelve months ending June 30, 2013	$900,615
Twelve months ending June 30, 2014	—
Twelve months ending June 30, 2015	—
Twelve months ending June 30, 2016	—
Twelve months ending June 30, 2017	—
Thereafter	—

Total	$900,615

NOTE 12 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at June 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2014.	$753	$45,958

Note payable to stockholder for $50,000 at an annual interest rate of 8 % interest. The accrued interest and principal are due on January 1, 2014.	50,000	50,000

Totals	50,753	95,958
Less current portion	—	—

Long-term portion	$50,753	$95,958

Table of Contents	19

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

Twelve months ending June 31, 2013	$—
Twelve months ending June 30, 2014	50,753
Twelve months ending June 30, 2015	—
Twelve months ending June 30, 2016	—
Twelve months ending June 30, 2017	—
Total	50,753

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the six months ended June 30, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,553,433	$582,388	$2,135,821
Cost of revenue	—	837,660	442,538	1,280,198

Gross profit	—	715,773	139,850	855,623

Operating expenses	62,573	365,715	—	428,288

Income (loss) from operations	(62,573)	350,058	139,850	427,335
Other income (expense)	—	(3,739)	—	(3,739)

Income (loss) before income taxes	(62,573)	346,319	139,850	423,596
Income taxes (expense) benefit	—	(107,719)	(53,088)	(160,807)

Net income (loss)	$(62,573)	$238,600	$86,762	$262,789

Table of Contents	22

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the six months ended June 30, 2011.

	Corporate	Internet	Real estate	Total
Revenue	$—	$2,058,576	$—	$2,058,576
Cost of revenue	—	986,469	—	986,469

Gross profit	—	1,072,107	—	1,072,107

Operating expenses	59,338	698,854	—	758,192

Income (loss) from operations	(59,338)	373,253	—	313,915
Other income (expense)	—	(2,758)	—	(2,758)

Income (loss) before income taxes	(59,338)	370,495	—	311,157
Income taxes (expense) benefit	—	(127,850)	—	(127,850)

Net income (loss)	$(59,338)	$242,645	$—	$183,307

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2012 and 2011.

Table of Contents	23

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the six months ended June 30, 2012

	Corporate	Internet	Real estate	Total
EBITDA	$(62,573)	$370,824	$139,850	$448,101
Interest expense	—	(4,049)	—	(4,049)
Taxes	—	(107,719)	(53,088)	(160,807)
Depreciation	—	(5,842)	—	(5,842)
Amortization	—	(14,614)	—	(14,614)

Net income (loss)	$(62,573)	$238,600	$86,762	$262,789

For the six months ended June 30, 2011

	Corporate	Internet	Real estate	Total
EBITDA	$(59,338)	$605,903	$—	$546,565
Interest expense	—	(3,082)	—	(3,082)
Taxes	—	(127,850)	—	(127,850)
Depreciation	—	(6,414)	—	(6,414)
Amortization	—	(225,912)	—	(225,912)

Net income (loss)	$(59,338)	$242,645	$—	$183,307

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, June 30, 2012, the Company has invested approximately $2,663,183 in surplus funds and is continuing the investing process.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO JUNE 30, 2011

REVENUE

Total revenue for the six months ended June 30, 2012 increased by $77,245 or 3.8% from $2,058,576 for the six months ended June 30, 2011 to $2,135,821 for the same period in 2012. Internet sales decreased $505,143 or 24.5% from $2,058,576 for the six months ended June 30, 2011 to $1,553,433 for the same period in 2012. Real estate sales for the six months ended June 30, 2012 were $582,388 and were zero for the same period in 2011.

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2012 decreased $329,904 or 43.5% from $758,192 for the six months ended June 30, 2011 to $428,288 for the same period in 2012. This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $211,298 or 93.5% from $225,912 for the six months ended June 30, 2011 to $14,614 for the same period in 2012.

INCOME TAXES

For the six months ended June 30, 2012 and June 30, 2011 corporate income tax expenses of $160,807 and $127,850 were incurred.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2012 increased by $967 or 31.4% from $3,082 for the six months ended June 30, 2011 to $4,049 for the same period in 2012.

JUNE 30, 2012 COMPARED TO DECEMBER 31, 2011

FINANCIAL CONDITION

Net accounts receivable decreased $8,183 or 15.4% from $53,090 on December 31, 2011 to $44,907 on June 30, 2012.  Investment in real estate increased net $198,489 or 8.1% from $2,464,694 on December 31, 2011 to $2,663,183 on June 30, 2012. Accounts payable decreased by $62,222 or 87.5% from $71,136 on December 31, 2011 to $8,914 on June 30, 2012. Deferred revenue decreased by $27,547 or 6.0% from $461,640 on December 31, 2011 to $434,093 on June 30, 2012 representing decreased volume of customer accounts that have been prepaid. Long-term notes payable to shareholders decreased $45,205 or 47.1% from $95,958 on December 31, 2011 to $50,753 on June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $135,538 and $17,268 at June 30, 2012 and at December 31, 2011. EBITDA was $448,101 for the six months ended June 30, 2012 as compared to $546,565 for the same period in 2011.

Table of Contents	26

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The aging of accounts receivable as of June 30, 2012 and December 31, 2011 is as shown:

	2012		2011
Current	$23,161	52%	$33,362	63%
30 < 60	12,611	28%	13,123	25%
60+	9,135	20%	6,605	12%

Total	$44,907	100%	$53,090	100%

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

Table of Contents	27

SITESTAR CORPORATION

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures.  We identified the following material weaknesses in our internal control over financial reporting:

1.	We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

2.	We did not have adequate policies and procedures in place to provide reasonable assurance that revenues and deferred revenues were being properly recorded in accordance with GAAP. Historically, deferred revenues have been adjusted through our bad debt expense account, rather than through our revenue account. It has been determined that deferred revenue adjustments should properly be recorded through our revenue account to properly reflect revenues earned during the period.

3.	We did not have effective review procedures in place to provide reasonable assurance that calculations related to income tax account balances were free of material error. This is largely related to our inability to maintain proper segregation of duties noted above.

As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

Table of Contents	28

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

Changes in Internal Control over Financial Reporting:

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	29

SITESTAR CORPORATION

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 1A.   Risk Factors

Not required for small business.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	30

SITESTAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: April 19, 2013

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: April 19, 2013

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

Table of Contents	31