Form 10-Q/A
period 2012-09-30
SITESTAR CORP
filed 2013-04-19
CIK 1096934

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

As of November 21, 2012, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

Table of Contents

SITESTAR CORPORATION

Table of Contents	2

SITESTAR CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, initially filed with the Securities and Exchange Commission on November 14, 2012, is being filed to reflect restatements of Sitestar Corporation’s Condensed Consolidated Balance Sheets as of September 30, 2012, and the related Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three and nine months then ended (the “Financial Statements”). The restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Financial Statements. These restatements reflect adjustments related to errors in calculation of income tax related accounts including deferred tax assets, income taxes payable, and current and deferred tax expense.  Additionally, our independent auditors advised us to re-evaluate our historical and current practices with respect to recognition of deferred revenue and whether it is being properly recorded in accordance with generally accepted accounting principles in the United States (GAAP), which led to restatements of revenue and general and administrative expenses.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS

	2012 (Unaudited)	2011
	Restated
CURRENT ASSETS
Cash and cash equivalents	$45,636	$17,268
Accounts receivable, net of allowance of $1,916 and $2,586	37,281	53,090
Prepaid expenses	128,885	75,883
Real estate, at cost	2,900,149	2,464,694

Total current assets	3,111,951	2,610,935

PROPERTY AND EQUIPMENT, net	155,395	164,159
CUSTOMER LIST, net of accumulated amortization of $12,308,091 and $12,286,712	12,582	33,961
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	212,804	433,550
OTHER ASSETS	265,660	266,180

TOTAL ASSETS	$5,046,951	$4,797,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	4

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012 (Unaudited)	2011
	Restated
CURRENT LIABILITIES
Accounts payable	$45,569	$71,136
Accrued expenses	42,511	31,433
Deferred revenue	411,990	461,640
Notes payable, current portion	900,615	900,615

Total current liabilities	1,400,685	1,464,824

NOTES PAYABLE – STOCKHOLDERS, less current portion	50,273	95,958

TOTAL LIABILITIES	1,450,958	1,560,782

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2012 and 2011 and 74,085,705 shares outstanding in 2012 and 2011	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,586,762)	(9,946,193)

Total stockholders’ equity	3,595,993	3,236,562

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,046,951	$4,797,344

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	5

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	Restated	Restated
REVENUE
Internet	$688,903	$894,171
Real estate	34,161	789,411
	723,064	1,683,582

COST OF REVENUE
Internet	370,516	398,778
Real estate	25,669	641,266
	396,185	1,040,044

GROSS PROFIT	326,879	643,538

OPERATING EXPENSES:
Selling general and administrative expenses	164,884	275,676

INCOME FROM OPERATIONS	161,995	367,862

OTHER INCOME (EXPENSES):
Other income (expenses)	(4,058)	1,207
Interest expense	(1,356)	(4,880)
TOTAL OTHER INCOME (EXPENSE)	(5,414)	(3,673)

INCOME BEFORE INCOME TAXES	156,581	364,189

INCOME TAXES EXPENSE	(59,938)	(128,512)

NET INCOME	$96,643	$235,677

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	6

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	Restated	Restated
REVENUE
Internet	$2,241,611	$2,952,747
Real estate	617,274	789,411
	2,858,885	3,742,158

COST OF REVENUE
Internet	1,208,176	1,385,247
Real estate	468,207	641,266
	1,676,383	2,026,513

GROSS PROFIT	1,182,502	1,715,645

OPERATING EXPENSES:
Selling general and administrative expenses	593,173	1,033,868

INCOME FROM OPERATIONS	589,329	681,777

OTHER INCOME (EXPENSES):
Other income (expenses)	(3,748)	1,531
Interest expense	(5,404)	(7,962)
TOTAL OTHER INCOME (EXPENSE)	(9,152)	(6,431)

INCOME BEFORE INCOME TAXES	580,177	675,346

INCOME TAXES (EXPENSE) BENEFIT	(220,745)	(256,362)

NET INCOME	$359,432	$418,984

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,347,207

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	7

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$359,432	$418,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	30,671	295,385
Allowance for doubtful accounts	(670)	(1,711)
Deferred income taxes	220,745	210,919
Decrease in accounts receivable	16,479	28,223
Increase in prepaid expenses	(53,002)	(58,965)
Increase in real estate	(435,455)	(1,468,944)
Decrease in accounts payable	(25,567)	(15,565)
Increase in accrued expenses	11,078	546
Decrease in deferred revenue	(49,650)	(92,922)
Decrease in accrued income taxes	—	(90,826)

Net cash provided by (used in) operating activities	74,061	(774,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	(8)	2
Purchase of property and equipment	—	(2,000)
Purchase of non-compete	—	(1,000)
Purchase of customer list	—	(97,000)

Net cash used in investing activities	(8)	(99,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	(45,685)	(17,500)
Proceeds from notes payable - stockholders	—	224,714
Proceeds from notes payable	—	33,000
Purchase of treasury stock	—	(4,494)

Net cash provided by (used in) financing activities	(45,685)	235,720

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,368	(639,154)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	17,268	939,328

CASH AND CASH EQUIVALENTS – END OF PERIOD	$45,636	$300,174

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	8

 SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2012 and 2011, the Company paid income taxes of $101,900 and $256,384 and paid interest expense of approximately $5,000 and $8,000, respectively.

Table of Contents	9

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its condensed consolidated financial statements for the quarters ended September 30, 2012 and 2011 to reflect adjustments for errors in the calculation of income tax related accounts including deferred tax assets, income taxes payable, and current and deferred tax expense balances.  Additionally, during our audit for the year ended December 31, 2012, our independent auditors advised us to re-evaluate our historical and current practices with respect to recognition of deferred revenue and whether it is being properly recorded in accordance with generally accepted accounting principles in the United States (GAAP).  As a result of that review, it was determined that changes in deferred revenue were not being properly classified in the income statement, which has resulted in restatements to revenue and operating expenses.

The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheets, statements of income and cash flows:

Table of Contents	10

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Balance Sheets

As of September 30, 2012	As Previously Reported	Adjustments	As Restated
Prepaid expenses	111,240	17,645	128,885
Deferred tax asset	558,690	(345,886)	212,804
Total assets	5,375,192	(328,241)	5,046,951

Consolidated Statements of Income

For the Three Months Ended September 30, 2012	As Previously Reported	Adjustments	As Restated
Revenue internet	666,800	22,103	688,903
Selling general and administrative expenses	142,781	22,103	164,884
Income tax (expense) benefit	(21,415)	(38,523)	(59,938)
Net income	135,166	(38,523)	96,643
Basic and diluted income per share	.00	.00	.00

For the Nine Months Ended September 30, 2012	As Previously Reported	Adjustments	As Restated
Revenue internet	2,191,961	49,650	2,241,611
Selling general and administrative expenses	543,523	49,650	593,173
Income tax (expense) benefit	(77,363)	(143,382)	(220,745)
Net income	502,814	(143,382)	359,432
Basic and diluted income per share	.01	(.01)	.00

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012	As Previously Reported	Adjustments	As Restated
Net income	502,814	(143,382)	359,432
Deferred income taxes	203,917	16,828	220,745
Increase in prepaid expenses	(98,203)	45,201	(53,002)
Decrease in accrued income taxes	(81,353)	81,353	-

Table of Contents	11

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Balance Sheets

As of September 30, 2011	As Previously Reported	Adjustments	As Restated
Deferred tax asset	866,042	(342,546)	523,496
Prepaid expenses	5,162	55,303	60,465
Total assets	5,059,022	(287,243)	4,771,779
Accrued income taxes	27,278	(27,278)	55,303
Total current liabilities	1,485,083	(27,278)	1,457,805

Consolidated Statements of Income

For the Three Months Ended September 30, 2011	As Previously Reported	Adjustments	As Restated
Revenue internet	857,465	36,706	894,171
Selling general and administrative expenses	238,970	36,706	275,676
Income tax (expense) benefit	(250,496)	121,984	(128,512)
Net income	113,693	121,984	235,677
Basic and diluted income per share	.00	.00	.00

For the Nine Months Ended September 30, 2011	As Previously Reported	Adjustments	As Restated
Revenue internet	2,859,825	92,922	2,952,747
Selling general and administrative expenses	940,946	92,922	1,033,868
Income tax (expense) benefit	31,876	(288,238)	(256,362)
Net income	707,222	(288,238)	418,984
Basic and diluted income per share	.01	(.00)	.01

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011	As Previously Reported	Adjustments	As Restated
Net income	707,222	(288,238)	418,984
Increase in prepaid expenses	(3,662)	(55,303)	(58,965)
Deferred income taxes	(103,009)	313,928	210,919
Decrease in accrued income taxes	(120,439)	29,613	(90,826)

Table of Contents	12

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

For the three months ended September 30, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$96,643	$235,677
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

For the nine months ended September 30, 2012 and 2011:

	2012	2011
Net income available to common shareholders	$359,432	$418,984
Weighted average number of common shares	74,085,705	74,347,207

Basic and diluted income per share	$0.00	$0.01

Table of Contents	13

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended September 30, 2012 and 2011:

September 30, 2012

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$34,161	$688,903	$723,064
Operating income (loss)	$(9,684)	$8,492	$163,187	$161,995
Depreciation and amortization	$—	$—	$10,215	$10,215
Interest expense	$—	$—	$1,356	$1,356
Real estate	$—	$2,900,149	$—	$2,900,149
Intangible assets	$—	$—	$1,301,891	$1,301,891
Total assets	$—	$2,900,149	$2,146,802	$5,046,951

Table of Contents	14

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – SEGMENT INFORMATION, continued

September 30, 2011

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$789,411	$894,171	$1,683,582
Operating income (loss)	$(8,443)	$148,145	$228,160	$367,862
Depreciation and amortization	$—	$—	$67,559	$67,559
Interest expense	$—	$—	$4,880	$4,880
Real estate	$—	$1,984,146	$—	$1,984,146
Intangible assets	$—	$—	$1,393,020	$1,393,020
Total assets	$—	$1,984,146	$2,787,633	$4,771,779

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the nine months ended September 30, 2012 and 2011:

September 30, 2012

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$617,274	$2,241,611	$2,858,885
Operating income (loss)	$(72,981)	$149,067	$513,243	$589,329
Depreciation and amortization	$—	$—	$30,671	$30,671
Interest expense	$—	$—	$5,404	$5,404
Real estate	$—	$2,900,149	$—	$2,900,149
Intangible assets	$—	$—	$1,301,891	$1,301,891
Total assets	$—	$2,900,149	$2,787,633	$4,771,779

September 30, 2011

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$789,411	$2,952,747	$3,742,158
Operating income (loss)	$(35,905)	$148,145	$569,537	$681,777
Depreciation and amortization	$—	$—	$295,385	$295,385
Interest expense	$—	$—	$7,962	$7,962
Real estate	$—	$1,984,146	$—	$1,984,146
Intangible assets	$—	$—	$1,393,020	$1,393,020
Total assets	$—	$1,984,146	$2,787,633	$4,771,779

Table of Contents	15

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the nine months ended September 30, 2012 and 2011 included the following:

	2012	2011
Current provision:
Federal	$—	$38,260
State	—	7,184
Deferred provision:
Federal	185,854	177,580
State	34,891	33,338

Total income tax provision	$220,745	$256,362

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Accounts receivable	$1,916	$2,586
Amortization of Intangible assets	2,633,135	2,853,211
Less valuation allowance	(2,422,247)	(2,422,247)

Deferred tax asset	$212,804	$433,550

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11 - NOTES PAYABLE

Notes payable at September 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$—	$—

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2013	$900,615
Twelve months ending September 30, 2014	—
Twelve months ending September 30, 2015	—
Twelve months ending September 30, 2016	—
Twelve months ending September 30, 2017	—
Thereafter	—

Total	$900,615

NOTE 12 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at September 30, 2012 and December 31, 2011 consist of the following:

	2012	2011
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2014.	$273	$45,958

Note payable to stockholder for $50,000 at an annual interest rate of 8 % interest. The accrued interest and principal are due on January 1, 2014.	50,000	50,000

Totals	50,273	95,958
Less current portion	—	—

Long-term portion	$50,273	$95,958

Table of Contents	19

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12 - NOTES PAYABLE – STOCKHOLDERS, continued

The future principal maturities of these notes are as follows:

2011
Twelve months ending June 31, 2013	$—
Twelve months ending June 30, 2014	50,273
Twelve months ending June 30, 2015	—
Twelve months ending June 30, 2016	—
Twelve months ending June 30, 2017	—
Total	50,273

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

SITESTAR CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the nine months ended September 30, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$—	$2,241,611	$617,274	$2,858,885
Cost of revenue	—	1,208,176	468,207	1,676,383

Gross profit	—	1,033,435	149,067	1,182,502

Operating expenses	72,981	520,192	—	593,173

Income (loss) from operations	(72,981)	513,243	149,067	589,329
Other income (expense)	—	(9,152)	—	(9,152)

Income (loss) before income taxes	(72,981)	504,091	149,067	580,177
Income taxes (expense) benefit	—	(191,795)	(28,950)	(220,745)

Net income (loss)	$(72,981)	$312,296	$120,117	$359,432

Table of Contents	22

SITESTAR CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the nine months ended September 30, 2011.

	Corporate	Internet	Real estate	Total
Revenue	$—	$2,952,747	$789,411	$3,742,158
Cost of revenue	—	1,385,247	641,266	2,026,513

Gross profit	—	1,567,500	148,145	1,715,645

Operating expenses	8,443	1,025,425	—	1,033,868

Income (loss) from operations	(8,443)	542,075	148,145	681,777
Other income (expense)	—	(6,431)	—	(6,431)

Income (loss) before income taxes	(8,443)	535,644	148,145	675,346
Income taxes (expense) benefit	—	(200,129)	(56,233)	(256,362)

Net income (loss)	$(8,443)	$335,515	$91,912	$418,984

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2012 and 2011.

Table of Contents	23

SITESTAR CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 30, 2012

	Corporate	Internet	Real estate	Total
EBITDA	$(72,981)	$540,166	$149,067	$616,252
Interest expense	—	(5,404)	—	(5,404)
Taxes	—	(191,795)	(28,950)	(220,745)
Depreciation	—	(8,764)	—	(8,764)
Amortization	—	(21,907)	—	(21,907)

Net income (loss)	$(72,981)	$312,296	$120,117	$359,432

For the nine months ended September 30, 2011

	Corporate	Internet	Real estate	Total
EBITDA	$(8,443)	$838,991	$148,145	$978,693
Interest expense	—	(7,962)	—	(7,962)
Taxes	—	(200,129)	(56,233)	(256,362)
Depreciation	—	(11,050)	—	(11,050)
Amortization	—	(284,335)	—	(284,335)

Net income (loss)	$(8,443)	$335,515	$91,912	$418,984

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

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO SEPTEMBER 30, 2011

REVENUE

Total revenue for the nine months ended September 30, 2012 decreased by $883,273 or 23.6% from $3,742,158 for the nine months ended September 30, 2011 to $2,858,885 for the same period in 2012. Internet sales decreased $711,136 or 24.1% from $2,952,747 for the nine months ended September 30, 2011 to $2,241,611 for the same period in 2012. Real estate sales decreased $172,137 or 21.8% from $789,411 for the nine months ended September 30, 2011 to $617,274 for the same period in 2012.

The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth. To insure continued strength in revenues, the Company has acquired and plans to continue to acquire the assets of additional ISPs, folding them into its operations to provide future revenues. The new real estate division, while sales are down, is preparing properties for the market and is still providing a profitable revenue stream.

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

SITESTAR CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2012 decreased $440,695 or 42.6% from $1,033,868 for the nine months ended September 30, 2011 to $593,173 for the same period in 2012. This decrease is primarily due to lower amortization expense as a result of intangibles being fully amortized.  Amortization expense decreased $262,428 or 92.3% from $284,335 for the nine months ended September 30, 2011 to $21,907 for the same period in 2012.

INCOME TAXES

For the nine months ended September 30, 2012 and September 30, 2011 corporate income tax expenses of $220,745 and $256,362 were incurred.

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

Table of Contents	26

SITESTAR CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The aging of accounts receivable as of September 30, 2012 and December 31, 2011 is as shown:

	2012		2011
Current	$21,074	57%	$33,362	63%
30 < 60	8,522	23%	13,123	25%
60+	7,685	20%	6,605	12%

Total	$37,281	100%	$53,090	100%

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

Table of Contents	27

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures.  We identified the following material weaknesses in our internal control over financial reporting:

1.	We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

2.	We did not have adequate policies and procedures in place to provide reasonable assurance that revenues and deferred revenues were being properly recorded in accordance with GAAP. Historically, deferred revenues have been adjusted through our bad debt expense account, rather than through our revenue account. It has been determined that deferred revenue adjustments should properly be recorded through our revenue account to properly reflect revenues earned during the period.

3.	We did not have effective review procedures in place to provide reasonable assurance that calculations related to income tax account balances were free of material error. This is largely related to our inability to maintain proper segregation of duties noted above.

As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Table of Contents	-28-

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

Changes in Internal Control over Financial Reporting:

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	-29-

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