Form 10-Q
period 2013-03-31
SITESTAR CORP
filed 2013-05-15
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May15, 2013, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding.

Table of Contents	-1-

Table of Contents	-2-

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,979	$148,590
Accounts receivable, net of allowance of $6,654 and $1,614	82,927	30,488
Prepaid expenses	43,550	50,411
Real estate, at cost	2,991,994	2,918,263
Total current assets	3,254,450	3,147,752

PROPERTY AND EQUIPMENT, net	147,636	148,957
CUSTOMER LIST, net of accumulated amortization of $12,320,673 and $12,315,218	—	5,455
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	162,073	209,699
OTHER ASSETS	217,929	218,097
TOTAL ASSETS	$5,070,647	$5,018,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$41,878	$32,879
Accrued expenses	38,050	45,074
Deferred revenue	355,588	387,258
Notes payable, current portion	900,615	900,615
Total current liabilities	1,336,131	1,365,826

NOTES PAYABLE – STOCKHOLDERS, less current portion	50,280	50,280
TOTAL LIABILITIES	1,386,411	1,416,106

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2013 and 2012 and 74,085,705 shares outstanding in 2013 and 2012	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,498,519)	(9,580,342)
Total stockholders’ equity	3,684,236	3,602,413
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,070,647	$5,018,519

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	-3-

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
REVENUE
Internet	$719,899	$819,192
Real estate	15,870	487,875
	735,769	1,307,067
COST OF REVENUE
Internet	350,973	444,052
Real estate	3,076	382,540
	354,049	826,592
GROSS PROFIT	381,720	480,475
OPERATING EXPENSES:
Selling general and administrative expenses	251,444	214,556
INCOME FROM OPERATIONS	130,276	265,919
OTHER INCOME (EXPENSES):
Other income (expenses)	503	(531)
Interest expense	(1,330)	(2,089)
TOTAL OTHER INCOME (EXPENSE)	(827)	(2,620)
INCOME BEFORE INCOME TAXES	129,449	263,299
INCOME TAXES (EXPENSE) BENEFIT	(47,626)	(99,949)
NET INCOME	$81,823	$163,350
BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00
WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	-4-

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,823	$163,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,943	10,242
Allowance for doubtful accounts	5,040	2,337
Deferred income taxes	47,626	99,949
Increase in accounts receivable	(57,479)	(10,012)
(Increase) decrease in prepaid expenses	6,861	(14,947)
Increase in real estate	(73,731)	(39,413)
Increase (decrease) in accounts payable	8,999	(42,690)
Increase (decrease) in accrued expenses	(7,024)	2,193
Decrease in deferred revenue	(31,670)	(5,013)
Net cash provided by (used in) operating activities	(12,612)	165,996
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	1	(2)
Net cash provided by (used in) investing activities	1	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	—	(13,113)
Net cash used in financing activities	—	(13,113)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,611)	152,881
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	148,590	17,268
CASH AND CASH EQUIVALENTS – END OF PERIOD	$135,979	$170,149

See the accompanying notes to the unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2013 and 2012, the Company used cash to pay income taxes of $0 and $64,000 and paid interest expense of approximately $1,000 and $2,000, respectively.

Table of Contents	-5-

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

For the three months ended March 31, 2013 and 2012:

	2013	2012
Net income available to common shareholders	$81,823	$163,350
Weighted average number of common shares	74,085,705	74,085,705
Basic and diluted income per share	$0.00	$0.00

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2013, the Company issued no shares of common stock and repurchased no treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended March 31, 2013 and 2012:

Table of Contents	-6-

NOTE 4 - SEGMENT INFORMATION, continued

March 31, 2013
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$15,870	$719,899	$735,769
Operating income (loss)	$(37,125)	$12,794	$154,607	$130,276
Depreciation and amortization	$—	$—	$6,943	$6,943
Interest expense	$—	$—	$1,330	$1,330
Real estate	$—	$2,991,994	$—	$2,991,994
Intangible assets	$—	$—	$1,288,975	$1,288,975
Total assets	$—	$2,991,994	$2,078,653	$5,070,647

March 31, 2012
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$487,875	$819,192	$1,307,067
Operating income (loss)	$(42,926)	$105,335	$203,510	$265,919
Depreciation and amortization	$—	$—	$10,242	$10,242
Interest expense	$—	$—	$2,089	$2,089
Real estate	$—	$2,504,107	$—	$2,504,107
Intangible assets	$—	$—	$1,316,477	$1,316,477
Total assets	$—	$2,504,107	$2,397,965	$4,902,072

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the three months ended March 31, 2013 has had or is expected to have a material impact on the condensed consolidated financial statements.

NOTE 6 – ACQUISITIONS

None

NOTE 7 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended March 31, 2013 and 2012 included the following:

	2013	2012
Current provision:
Federal	$—	$—
State	—	—
Deferred provision:
Federal	40,098	84,151
State	7,528	15,798

Total income tax provision	$47,626	$99,949

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at March 31, 2013 and December 31, 2012 are as follows:

Table of Contents	-7-

NOTE 7 - PROVISION FOR INCOME TAXES, continued

	2013	2012
Accounts receivable	$6,654	$1,614
Amortization of intangible assets	2,577,666	2,630,332
Less valuation allowance	(2,422,247)	(2,422,247)
Deferred tax asset	$162,073	$209,699

At March 31, 2013 and December 31, 2012, the Company has provided a valuation allowance for a portion of the deferred tax asset that management has not been able to determine that realization is more likely than not. The Company is subject to Federal income taxes as well as income taxes of state jurisdictions. For Federal and state tax purposes, tax years 2009 through 2012 remain open to examination.

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $5,622 and $7,321 for the three months ended March, 31, 2013 and 2012.

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

NOTE 10 - NOTES PAYABLE

Notes payable at March 31, 2013 and December 31, 2012 consist of the following:

	2013	2012
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615
Totals	900,615	900,615
Less current portion	(900,615)	(900,615)
Long-term portion	$—	$—

Table of Contents	-8-

NOTE 10 - NOTES PAYABLE, continued

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2014	$900,615
Twelve months ending March 31, 2015	—
Twelve months ending March 31, 2016	—
Twelve months ending March 31, 2017	—
Twelve months ending March 31, 2018	—
Thereafter	—

Total	$900,615

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at March 31, 2013 and December 31, 2012 consist of the following:

	2013	2012
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2020.	$280	$45,280

Note payable to stockholder for $50,000 at an annual interest rate of 8 % interest. The accrued interest and principal are due on January 1, 2020.	50,000	50,000

Totals	50,280	50,280
Less current portion	—	—

Long-term portion	$50,280	$50,280

The future principal maturities of these notes are as follows:

Twelve months ending March 31, 2014	$-
Twelve months ending March 31, 2015	-
Twelve months ending March 31, 2016	-
Twelve months ending March 31, 2017	-
Twelve months ending March 31, 2018	-
Twelve months ending March 31, 2019	-
Twelve months ending March 31, 2020	50,280
Total	$50,280

Table of Contents	-9-

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

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Table of Contents	-10-

Results of operations

The following tables show financial data for the three months ended March 31, 2013.

	Corporate	Internet	Real estate	Total
Revenue	$—	$719,899	$15,870	$735,769
Cost of revenue	—	350,973	3,076	354,049

Gross profit	—	368,926	12,794	381,720

Operating expenses	37,125	214,319	—	251,444

Income (loss) from operations	(37,125)	154,607	12,794	130,276
Other income (expense)	—	(827)	—	(827)

Income (loss) before income taxes	(37,125)	153,780	12,794	129,449
Income taxes (expense) benefit	—	(47,626)	—	(47,626)

Net income (loss)	$(37,125)	$106,154	$12,794	$81,823

The following tables show financial data for the three months ended March 31, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$—	$819,192	$487,875	$1,307,067
Cost of revenue	—	444,052	382,540	826,592

Gross profit	—	370,127	110,348	480,475

Operating expenses	42,926	171,630	—	214,556

Income (loss) from operations	(42,926)	198,497	110,348	265,919
Other income (expense)	—	(2,620)	—	(2,620)

Income (loss) before income taxes	(42,926)	195,877	110,348	263,299
Income taxes (expense) benefit	—	(59,964)	(39,985)	(99,949)

Net income (loss)	$(42,926)	$135,913	$70,363	$163,350

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2013 and 2012.

Table of Contents	-11-

For the three months ended March 31, 2013
	Corporate	Internet	Real estate	Total
EBITDA	$(37,125)	$162,053	$12,794	$137,722
Interest expense	—	(1,330)	—	(1,330)
Taxes	—	(47,626)	—	(47,626)
Depreciation	—	(1,321)	—	(1,321)
Amortization	—	(5,622)	—	(5,622)

Net income (loss)	$(37,125)	$106,154	$12,794	$81,823

For the three months ended March 31, 2012
	Corporate	Internet	Real estate	Total
EBITDA	$(42,926)	$208,208	$110,348	$275,630
Interest expense	—	(2,089)	—	(2,089)
Taxes	—	(59,964)	(39,985)	(99,949)
Depreciation	—	(2,921)	—	(2,921)
Amortization	—	(7,321)	—	(7,321)

Net income (loss)	$(42,926)	$135,913	$70,363	$163,350

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

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, March 31, 2013, the Company has invested approximately $2,991,994 in surplus funds and is continuing the investing process.

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO MARCH 31, 2012

REVENUE

Total revenue for the three months ended March 31, 2013 decreased by $571,298 or 43.7% from $1,307,067 for the three months ended March 31, 2012 to $735,769 for the same period in 2013. Internet sales decreased $99,293 or 12.1% from $819,192 for the three months ended March 31, 2012 to $719,899 for the same period in 2013. Real estate sales decreased $472,005 or 96.7% from $487,875 for the three months ended March 31, 2012 to $15,870 for the same period in 2013.

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

Table of Contents	-12-

COST OF REVENUE

Total costs of revenue for the three months ended March 31, 2013 decreased by $472,543 or 57.2% from $826,592 for the three months ended March 31, 2012 to $354,049 for the same period in 2013.  Cost of Internet revenue decreased $93,079 or 21.0% from $444,052 for the three months ended March 31, 2012 to $350,973 for the same period in 2013 as a result of declining revenue. Cost of real estate revenue decreased $379,464 or 99.2% from $382,540 for the three months ended March 31, 2012 to $3,076 for the same period in 2013. Cost of real estate revenue is a direct result of lower sales.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2013 increased $36,888 or 17.2% from $214,556 for the three months ended March 31, 2012 to $251,444 for the same period in 2013. This increase is primarily due to bad debt expense. Bad debt expense increased $55,695 from $(18,129) for the three months ended March 31, 2012 to $37,566 for the same period in 2013.

INCOME TAXES

For the three months ended March 31, 2013 and March 31, 2012 corporate income tax expenses of $47,626 and $99,949 were accrued.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2013 decreased by $759 or 36.3% from $2,089 for the three months ended March 31, 2012 to $1,330 for the same period in 2013.

MARCH 31, 2013 COMPARED TO DECEMBER 31, 2012

FINANCIAL CONDITION

Net accounts receivable increased $52,439 or 172.0% from $30,488 on December 31, 2012 to $82,927 on March 31, 2013. This increase is due to back billing for a wholesale internet customer.  Investment in real estate increased net $73,731 or 2.5% from $2,918,263 on December 31, 2012 to $2,991,994 on March 31, 2013. Accounts payable increased by $8,999 or 27.4% from $32,879 on December 31, 2012 to $41,878 on March 31, 2013. Deferred revenue decreased by $31,670 or 8.2% from $387,258 on December 31, 2012 to $355,588 on March 31, 2013 representing decreased volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $135,979 and $148,590 at March 31, 2013 and at December 31, 2012. EBITDA was $137,722 for the three months ended March 31, 2013 as compared to $275,630 for the same period in 2012.

	2013	2012
EBITDA For the three months ended March 31,	$137,722	$275,630
Interest Expense	(1,330)	(2,089)
Taxes	(47,626)	(99,949)
Depreciation	(1,321)	(2,921)
Amortization	(5,622)	(7,321)
Net income for the three months ended March 31,	$81,823	$163,350

Table of Contents	-13-

The aging of accounts receivable as of March 31, 2013 and December 31, 2012 is as shown:

	2013		2012
Current	$51,699	62%	$26,007	43%
30 < 60	4,364	5%	13,862	23%
60+	26,864	33%	20,896	34%

Total	$82,927	100%	$53,090	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2012 Form 10-K.  The material weaknesses related, for having a lack of segregation of duties and the material weakness that ongoing monitoring does not always occur in the ordinary course of operations.

Table of Contents	-14-

As of April 15, 2013, the Company began evaluating the aforementioned weaknesses and is remediating the deficiencies with additional procedures and controls including additional personnel training.  The Company has evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of March 31, 2013, including the remedial actions discussed above. Pursuant to the material weakness related to recognition of deferred revenue, we have made changes to our revenue accounting policies and are now properly recording deferred revenue adjustments properly, through our revenue account as they are earned.

Because of the material weaknesses in internal control over financial reporting described in the fiscal 2012 Form 10-K, we performed additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes in our internal controls discussed above in order to remediate material weaknesses.

Table of Contents	-15-

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 1A.   Risk Factors

Not required for small business.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	-16-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date:	May 15, 2013	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)

Date:	May 15, 2013	By:	/s/ Daniel A. Judd
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)

Table of Contents	-17-