Form 10-Q
period 2013-06-30
SITESTAR CORP
filed 2013-08-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [  ] No [X]

As of August 14, 2013, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

SITESTAR CORPORATION

Table of Contents	-1-

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

Table of Contents	-2-

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,146	$148,590
Accounts receivable, net of allowance of $1,648 and $1,614	21,604	30,488
Prepaid expenses	43,896	50,411
Real estate, at cost	3,124,514	2,918,263
Total current assets	3,259,160	3,147,752

PROPERTY AND EQUIPMENT, net	146,314	148,957
CUSTOMER LIST, net of accumulated amortization of $12,320,673 and $12,315,218	—	5,455
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	146,639	209,699
OTHER ASSETS	217,761	218,097
TOTAL ASSETS	$5,058,433	$5,018,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$17,210	$32,879
Accrued expenses	38,825	45,074
Deferred revenue	345,630	387,258
Notes payable, current portion	900,615	900,615
Total current liabilities	1,302,280	1,365,826

NOTES PAYABLE – STOCKHOLDERS, less current portion	50,280	50,280
TOTAL LIABILITIES	1,352,560	1,416,106

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2013 and 2012 and 74,085,705 shares outstanding in 2013 and 2012	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,476,882)	(9,580,342)
Total stockholders’ equity	3,705,873	3,602,413
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,058,433	$5,018,519

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	-3-

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	June 30, 2013	June 30, 2012

REVENUE
Internet	$594,274	$743,066
Real estate	15,122	85,688
Total Revenues	609,396	828,754

COST OF REVENUE
Internet	312,454	393,609
Real estate	—	59,997
Total Cost Of Revenues	312,454	453,606

GROSS PROFIT	296,942	375,148

OPERATING EXPENSES:
Selling general and administrative expenses	258,653	213,733

INCOME FROM OPERATIONS	38,289	161,415

OTHER INCOME (EXPENSES):
Other income (expenses)	1,221	842
Interest expense	(1,141)	(1,960)
TOTAL OTHER INCOME (EXPENSE)	80	(1,118)

INCOME BEFORE INCOME TAXES	38,369	160,297

INCOME TAXES (EXPENSE) BENEFIT	(16,731)	(60,858)

NET INCOME	$21,638	$99,439

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	-4-

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	June 30, 2013	June 30, 2012

REVENUE
Internet	$1,265,375	$1,553,433
Real estate	30,992	582,388
Total Revenues	1,296,367	2,135,821

COST OF REVENUE
Internet	663,426	837,660
Real estate	3,076	442,538
Total Cost of Revenues	666,502	1,280,198

GROSS PROFIT	629,865	855,623

OPERATING EXPENSES:
Selling general and administrative expenses	461,300	428,288

INCOME FROM OPERATIONS	168,565	427,335

OTHER INCOME (EXPENSES):
Other income (expenses)	1,723	310
Interest expense	(2,471)	(4,049)
TOTAL OTHER INCOME (EXPENSE)	(748)	(3,739)

INCOME BEFORE INCOME TAXES	167,817	423,596

INCOME TAXES (EXPENSE) BENEFIT	(64,537)	(160,807)

NET INCOME	$103,460	$262,789

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	-5-

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,460	$262,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,431	20,456
Allowance for doubtful accounts	34	(24)
Deferred income taxes	63,060	160,807
Increase in accounts receivable	8,850	8,207
(Increase) decrease in prepaid expenses	6,515	(14,906)
Increase in real estate	(206,251)	(198,488)
Decrease in accounts payable	(15,669)	(62,222)
Increase (decrease) in accrued expenses	(6,249)	14,403
Decrease in deferred revenue	(41,628)	(27,547)

Net cash provided by (used in) operating activities	(79,447)	163,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in other assets held for resale	3	—

Net cash provided by investing activities	3	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	—	(45,205)

Net cash provided by (used in) financing activities	—	(45,205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,444)	118,270

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	148,590	17,268

CASH AND CASH EQUIVALENTS – END OF PERIOD	$69,146	$135,538

See the accompanying notes to the unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2013 and 2012, the Company used cash to pay income taxes of $1,696 and $64,000 and paid interest expense of approximately $2,471 and $4,049, respectively.

Table of Contents	-6-

SITESTAR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

 NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

For the three months ended June 30, 2013 and 2012:

	2013	2012
Net income available to common shareholders	$21,638	$99,439
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

For the six months ended June 31, 2013 and 2012:

	2013	2012
Net income available to common shareholders	$103,460	$262,789
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2013, the Company issued no shares of common stock and repurchased no treasury shares.

Table of Contents	-7-

SITESTAR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (continued)

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended June 30, 2013 and 2012:

June 30, 2013	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$15,122	$594,274	$609,396
Operating income (loss)	$(50,990)	$15,122	$74,157	$38,289
Depreciation and amortization	$—	$—	$1,488	$1,488
Interest expense	$—	$—	$1,141	$1,141
Real estate	$—	$3,124,514	$—	$3,124,514
Intangible assets	$—	$—	$1,288,809	$1,288,809
Total assets	$—	$3,124,514	$1,933,919	$5,058,433

June 30, 2012	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$85,688	$743,066	$828,754
Operating income (loss)	$(19,647)	$25,691	$155,371	$161,415
Depreciation and amortization	$—	$—	$10,214	$10,214
Interest expense	$—	$—	$1,960	$1,960
Real estate	$—	$2,663,183	$—	$2,663,183
Intangible assets	$—	$—	$1,309,183	$1,309,183
Total assets	$—	$2,663,183	$2,276,379	$4,939,562

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the six months ended June 30, 2013 and 2012:

June 30, 2013	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$30,992	$1,265,375	$1,296,367
Operating income (loss)	$(88,115)	$27,916	$228,764	$168,565
Depreciation and amortization	$—	$—	$8,431	$8,431
Interest expense	$—	$—	$2,471	$2,471
Real estate	$—	$3,124,514	$—	$3,124,514
Intangible assets	$—	$—	$1,288,809	$1,288,809
Total assets	$—	$3,124,514	$1,933,919	$5,058,433

Table of Contents	-8-

SITESTAR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (continued)

June 30, 2012	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$582,388	$1,553,433	$2,135,821
Operating income (loss)	$(62,573)	$139,850	$350,058	$427,335
Depreciation and amortization	$—	$—	$20,456	$20,456
Interest expense	$—	$—	$4,049	$4,049
Real estate	$—	$2,663,183	$—	$2,663,183
Intangible assets	$—	$—	$1,309,183	$1,309,183
Total assets	$—	$2,663,183	$2,276,379	$4,939,562

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the six months ended June 30, 2013 has had or is expected to have a material impact on the condensed consolidated financial statements.

NOTE 6 – ACQUISITIONS

None

NOTE 7 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended June 30, 2013 and 2012 included the following:

	2013	2012
Current provision:
Federal	—	—
State	1,696	—
Deferred provision:
Federal	12,537	51,729
State	2,498	9,129
Total income tax provision	16,731	60,858

The provision for federal and state income taxes for the six months ended June 30, 2013 and 2012 included the following:

	2013	2012
Current provision:
Federal	$—	$—
State	1,696	—
Deferred provision:
Federal	52,635	135,390
State	10,026	25,417

Total income tax provision	$64,357	$160,807

Table of Contents	-9-

SITESTAR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Accounts receivable	$1,618	$1,614
Amortization of Intangible assets	2,567,268	2,630,332
Less valuation allowance	(2,422,247)	(2,422,247)

Deferred tax asset	$146,639	$209,699

At June 30, 2013 and December 31, 2012, the Company has provided a valuation allowance for a portion of the deferred tax asset that management has not been able to determine that realization is more likely than not. The Company is subject to Federal income taxes as well as income taxes of state jurisdictions. For Federal and state tax purposes, tax years 2009 through 2012 remain open to examination.

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $5,788 and $14,614 for the six months ended June, 30, 2013 and 2012.

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

Table of Contents	-10-

SITESTAR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

NOTE 10 - NOTES PAYABLE

Notes payable at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$—	$—

The future principal maturities of these notes are as follows:

Twelve months ending June 30, 2014	$900,615
Twelve months ending June 30, 2015	—
Twelve months ending June 30, 2016	—
Twelve months ending June 30, 2017	—
Twelve months ending June 30, 2018	—
Thereafter	—
Total	$900,615

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at June 30, 2013 and December 31, 2012 consist of the following:

	2013	2012
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2020.	$280	$280

Note payable to stockholder for $50,000 at an annual interest rate of 8 % interest. The accrued interest and principal are due on January 1, 2020.	50,000	50,000

Totals	50,280	50,280
Less current portion	—	—

Long-term portion	$50,280	$50,280

Table of Contents	-11-

SITESTAR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (CONTINUED)

The future principal maturities of these notes are as follows:

Twelve months ending June 30, 2014	$—
Twelve months ending June 30, 2015	—
Twelve months ending June 30, 2016	—
Twelve months ending June 30, 2017	—
Twelve months ending June 30, 2018	—
Twelve months ending June 30, 2019	—
Twelve months ending June 30, 2020	50,280
Total	$50,280

Table of Contents	-12-

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

Table of Contents	-13-

Results of operations

The following tables show financial data for the six months ended June 30, 2013.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,265,375	$30,992	$1,296,367
Cost of revenue	—	663,426	3,076	666,502

Gross profit	—	601,949	27,916	629,865

Operating expenses	88,115	373,185	—	461,300

Income (loss) from operations	(88,115)	228,764	27,916	168,565
Other income (expense)	—	(748)	—	(748)

Income (loss) before income taxes	(88,115)	228,016	27,916	167,817
Income taxes (expense) benefit	—	(4,357)	—	(64,357)

Net income (loss)	$(88,115)	$163,659	$27,916	$103,460

The following tables show financial data for the six months ended June 30, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,553,433	$582,388	$2,135,821
Cost of revenue	—	837,660	442,538	1,280,198

Gross profit	—	715,773	139,850	885,623

Operating expenses	62,573	365,715	—	428,288

Income (loss) from operations	(62,573)	350,058	139,850	427,335
Other income (expense)	—	(3,739)	—	(3,739)
Income (loss) before income taxes	(62,573)	346,319	139,850	423,596
Income taxes (expense) benefit	—	(107,719)	(53,088)	(160,807)

Net income (loss)	$(62,573)	$238,600	$86,762	$262,789

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

Table of Contents	-14-

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2013 and 2012.

For the six months ended June 30, 2013	Corporate	Internet	Real estate	Total
EBITDA	$(88,115)	$238,918	$27,916	$178,719
Interest expense	—	(2,471)	—	(2,471)
Taxes	—	(64,357)	—	(64,357)
Depreciation	—	(2,643)	—	(2,643)
Amortization	—	(5,788)	—	(5,788)
Net income (loss)	$(88,115)	$163,659	$27,916	$103,460

For the six months ended June 30, 2012	Corporate	Internet	Real estate	Total
EBITDA	$(62,573)	$370,824	$139,850	$448,101
Interest expense	—	(4,049)	—	(4,049)
Taxes	—	(107,719)	(53,088)	(160,807)
Depreciation	—	(5,842)	—	(5,842)
Amortization	—	(14,614)	—	(14,614)
Net income (loss)	$(62,573)	$238,600	$86,762	$262,789

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

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, June 30, 2013, the Company has invested approximately $3,124,514 in surplus funds and is continuing the investing process.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012

REVENUE

Total revenue for the six months ended June 30, 2013 decreased by $839,454 or 39.3% from $2,135,821 for the six months ended June 30, 2012 to $1,296,367 for the same period in 2013. Internet sales decreased $288,058 or 18.5% from $1,553,433 for the six months ended June 30, 2012 to $1,265,375 for the same period in 2013. Real estate sales decreased $551,396 or 94.7% from $582,388 for the six months ended June 30, 2012 to $30,992 for the same period in 2013.

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

Table of Contents	-15-

COST OF REVENUE

Total costs of revenue for the six months ended June 30, 2013 decreased by $613,696 or 47.9% from $1,280,198 for the six months ended June 30, 2012 to $666,502 for the same period in 2013.  Cost of Internet revenue decreased $174,234 or 20.8% from $837,660 for the six months ended June 30, 2012 to $663,426 for the same period in 2013 as a result of declining revenue. Cost of real estate revenue decreased $439,462 or 99.3% from $442,538 for the six months ended June 30, 2012 to $3,076 for the same period in 2013. Cost of real estate revenue is a direct result of lower sales.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2013 increased $33,012 or 7.7% from $428,288 for the six months ended June 30, 2012 to $461,300 for the same period in 2013. This increase is primarily due to bad debt expense. Bad debt expense increased $31,740 from $11,296 for the six months ended June 30, 2012 to $43,036 for the same period in 2013.

INCOME TAXES

For the six months ended June 30, 2013 and June 30, 2012 corporate income tax expenses of $64,357 and $160,807 were accrued.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2013 decreased by $1,578 or 39.0% from $4,049 for the six months ended June 30, 2012 to $2,471 for the same period in 2013.

JUNE 30, 2013 COMPARED TO DECEMBER 31, 2012

FINANCIAL CONDITION

Net accounts receivable decreased $8,884 or 29.1% from $30,488 on December 31, 2012 to $21,604 on June 30, 2013.  Investment in real estate increased net $206,251 or 7.1% from $2,918,263 on December 31, 2012 to $3,124,514 on June 30, 2013. Accounts payable decreased by $15,669 or 47.7% from $32,879 on December 31, 2012 to $17,210 on June 30, 2013. Deferred revenue decreased by $41,628 or 10.8% from $387,258 on December 31, 2012 to $345,630 on June 30, 2013 representing decreased volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $69,146 and $148,590 at June 30, 2013 and at December 31, 2012. EBITDA was $178,719 for the six months ended June 30, 2013 as compared to $448,101 for the same period in 2012.

	2013	2012
EBITDA for the six months ended June 30,	$ 178,719	$448,101
Interest expense	(2,471)	(4,049)
Taxes	(64,357)	(160,807)
Depreciation	(2,643)	(5,842)
Amortization	(5,788)	(14,614)
Net income for the six months ended June 30,	$103,460	$262,789

Table of Contents	-16-

The aging of accounts receivable as of June 30, 2013 and December 31, 2012 is as shown:

	June 30, 2013		December 31, 2012
Current	$11,027	51%	$19,319	63%
30 < 60	7,388	34%	6,680	22%
60+	3,189	15%	4,489	15%

Total	$21,604	100%	$30,488	100%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2012 Form 10-K.  The material weaknesses related to an overall lack of segregation of duties and the improper recording of revenues, deferred revenues, and income tax related accounts.

Table of Contents	-17-

As of April 15, 2013, the Company began evaluating the aforementioned weaknesses and has partially remediated the deficiencies with additional procedures and controls including additional personnel training.  Pursuant to the material weakness related to recognition of deferred revenues, we have made changes to our revenue accounting policies and are now properly recording deferred revenue adjustments through our revenue account as they are earned. Pursuant to the material weakness related to calculation of income tax related accounts, we have reviewed all inputs and calculations to ensure accuracy. Due to limited staffing we are currently unable to remediate the material weakness related to segregation of duties.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes in our internal controls discussed above in order to remediate material weaknesses.

Table of Contents	-18-

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 1A.   Risk Factors

Not required for small business.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	-19-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: August 14, 2013

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: August 14, 2013

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

Table of Contents	-20-