Form 10-Q
period 2013-09-30
SITESTAR CORP
filed 2013-11-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the issuer had 91,326,463 shares of common stock issued and 74,085,705 outstanding

Table of Contents

SITESTAR CORPORATION

Table of Contents	2

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

ASSETS

	2013 (Unaudited)	2012

CURRENT ASSETS
Cash and cash equivalents	$120,852	$148,590
Accounts receivable, net of allowance of $1,314 and $1,614	20,822	30,488
Prepaid expenses	43,926	50,411
Real estate, at cost	3,268,675	2,918,263

Total current assets	3,454,275	3,147,752

PROPERTY AND EQUIPMENT, net	146,314	148,957
CUSTOMER LIST, net of accumulated amortization of $12,320,673 and $12,315,218	—	5,455
GOODWILL, net of impairment	1,288,559	1,288,559
DEFERRED TAX ASSETS	94,356	209,699
OTHER ASSETS	217,650	218,097

TOTAL ASSETS	$5,201,154	$5,018,519

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	3

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2013 (Unaudited)	2012

CURRENT LIABILITIES
Accounts payable	$2,672	$32,879
Accrued expenses	128,637	45,074
Deferred revenue	329,323	387,258
Notes payable, current portion	900,615	900,615

Total current liabilities	1,361,247	1,365,826

NOTES PAYABLE – STOCKHOLDERS, less current portion	50,280	50,280

TOTAL LIABILITIES	1,411,527	1,416,106

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2013 and 2012 and 74,085,705 shares outstanding in 2013 and 2012	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,393,128)	(9,580,342)

Total stockholders’ equity	3,789,627	3,602,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,201,154	$5,018,519

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	4

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

REVENUE
Internet	$516,454	$688,903
Real estate	8,713	34,161
	525,167	723,064

COST OF REVENUE
Internet	260,249	370,516
Real estate	—	25,669
	260,249	396,185

GROSS PROFIT	264,918	326,879

OPERATING EXPENSES:
Selling general and administrative expenses	127,190	164,884

INCOME FROM OPERATIONS	137,728	161,995

OTHER INCOME (EXPENSES):
Other income (expenses)	(514)	(4,058)
Interest expense	(1,177)	(1,356)
TOTAL OTHER INCOME (EXPENSE)	(1,691)	(5,414)

INCOME BEFORE INCOME TAXES	136,037	156,581

INCOME TAXES (EXPENSE) BENEFIT	(52,283)	(59,938)

NET INCOME	$83,754	$96,643

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	5

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

REVENUE
Internet	$1,830,626	$2,241,611
Real estate	39,706	617,274
	1,870,332	2,858,885

COST OF REVENUE
Internet	923,675	1,208,176
Real estate	3,076	468,207
	926,751	1,676,383

GROSS PROFIT	943,580	1,182,502

OPERATING EXPENSES:
Selling general and administrative expenses	637,287	593,173

INCOME FROM OPERATIONS	306,293	589,329

OTHER INCOME (EXPENSES):
Other income (expenses)	1,209	(3,748)
Interest expense	(3,648)	(5,404)
TOTAL OTHER INCOME (EXPENSE)	(2,439)	(9,152)

INCOME BEFORE INCOME TAXES	303,854	580,177

INCOME TAXES (EXPENSE) BENEFIT	(116,640)	(220,745)

NET INCOME	$187,214	$359,432

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	6

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,214	$359,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,542	30,671
Allowance for doubtful accounts	(300)	(670)
Deferred income taxes	115,343	220,745
Increase in accounts receivable	9,966	16,479
(Increase) decrease in prepaid expenses	6,485	(53,002)
Increase in real estate	(350,412)	(435,455)
Decrease in accounts payable	(30,207)	(25,567)
Increase in accrued expenses	83,563	11,078
Decrease in deferred revenue	(57,935)	(49,650)

Net cash provided by (used in) operating activities	(27,741)	74,061

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	3	(8)

Net cash provided by (used in) investing activities	3	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	—	(45,685)

Net cash provided by (used in) financing activities	—	(45,685)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,738)	28,368

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	148,590	17,268

CASH AND CASH EQUIVALENTS – END OF PERIOD	$120,852	$45,636

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	7

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2013 and 2012, the Company used cash to pay income taxes of $1,696 and $101,900 and paid interest expense of $3,648 and $5,404, respectively.

Table of Contents	8

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

For the three months ended September 30, 2013 and 2012:

	2013	2012
Net income available to common shareholders	$83,754	$96,643
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

For the nine months ended September 30, 2013 and 2012:

	2013	2012
Net income available to common shareholders	$187,214	$359,432
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

Table of Contents	9

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3 – COMMON STOCK

During the nine months ended September 30, 2013, the Company issued no shares of common stock and repurchased no treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the three months ended September 30, 2013 and 2012:

September 30, 2013
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$8,713	$516,454	$525,167
Operating income (loss)	$(12,872)	$8,713	$141,887	$137,728
Depreciation and amortization	$—	$—	$111	$111
Interest expense	$—	$—	$1,177	$1,177
Real estate	$—	$3,268,675	$—	$3,268,675
Intangible assets	$—	$—	$1,288,809	$1,288,809
Total assets	$—	$3,268,675	$1,932,479	$5,201,154

Table of Contents	10

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables as of and for the nine months ended September 30, 2013 and 2012:

September 30, 2013
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$39,706	$1,830,626	$1,870,332
Operating income (loss)	$(101,487)	$36,630	$371,150	$306,293
Depreciation and amortization	$—	$—	$8,542	$8,542
Interest expense	$—	$—	$3,648	$3,648
Real estate	$—	$3,268,675	$—	$3,268,675
Intangible assets	$—	$—	$1,288,809	$1,288,809
Total assets	$—	$3,268,675	$1,932,479	$5,201,154

September 30, 2012
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$617,274	$2,241,611	$2,858,885
Operating income (loss)	$(72,981)	$149,067	$513,243	$589,329
Depreciation and amortization	$—	$—	$30,671	$30,671
Interest expense	$—	$—	$5,404	$5,404
Real estate	$—	$2,900,149	$—	$2,900,149
Intangible assets	$—	$—	$1,301,891	$1,301,891
Total assets	$—	$2,900,149	$2,146,802	$5,046,951

Table of Contents	11

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the nine months ended September 30, 2013 has had or is expected to have a material impact on the condensed consolidated financial statements.

NOTE 6 – ACQUISITIONS

None

NOTE 7 -- PROVISION FOR INCOME TAXES

The provision for federal and state income taxes for the three months ended September 30, 2013 and 2012 included the following:

	2013	2012
Current provision:
Federal	$—	$—
State	—	—
Deferred provision:
Federal	43,918	50,464
State	8,365	9,474

Total income tax provision	$52,283	$59,938

The provision for federal and state income taxes for the nine months ended September 30, 2013 and 2012 included the following:

	2013	2012
Current provision:
Federal	$—	$—
State	1,696	—
Deferred provision:
Federal	96,553	185,854
State	18,391	34,891

Total income tax provision	$116,640	$220,745

Table of Contents	12

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 7 -- PROVISION FOR INCOME TAXES, Continued

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Accounts receivable	$1,314	$1,614
Amortization of Intangible assets	2,515,289	2,630,332
Less valuation allowance	(2,422,247)	(2,422,247)

Deferred tax asset	$94,356	$209,699

At September 30, 2013 and December 31, 2012, the Company has provided a valuation allowance for a portion of the deferred tax asset that management has not been able to determine that realization is more likely than not. The Company is subject to Federal income taxes as well as income taxes of state jurisdictions. For Federal and state tax purposes, tax years 2009 through 2012 remain open to examination.

NOTE 8 – INTANGIBLE ASSETS

The Company continually monitors its intangible assets to determine whether any impairment has occurred.  In making such determination with respect to these assets, the Company evaluates the performance, on a discounted cash flow basis, of the intangible assets or group of assets.  Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method.  The Company's customer lists are being amortized over three years. Total amortization expense was $5,900 and $21,907 for the nine months ended September, 30, 2013 and 2012.

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

NOTE 9 – DEFERRED REVENUE, Continued

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

NOTE 10 - NOTES PAYABLE

Notes payable at September 30, 2013 and December 31, 2012 consist of the following:

	2013	2012
Non-interest bearing amount due on acquisition of USA Telephone.	$900,615	$900,615

Totals	900,615	900,615
Less current portion	(900,615)	(900,615)

Long-term portion	$—	$—

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2014	$900,615
Twelve months ending September 30, 2015	—
Twelve months ending September 30, 2016	—
Twelve months ending September 30, 2017	—
Twelve months ending September 30, 2018	—
Thereafter	—

Total	$900,615

Table of Contents	14

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11 - NOTES PAYABLE – STOCKHOLDERS

Notes payable - stockholders at September 30, 2013 and December 31, 2012 consist of the following:

	2013	2012
Note payable to officer and stockholder on a line of credit of $750,000 at an annual interest rate of 10%. The accrued interest and principal are due on January 1, 2020.	$280	$280

Note payable to stockholder for $50,000 at an annual interest rate of 8% interest. The accrued interest and principal are due on January 1, 2020.	50,000	50,000

Totals	50,280	50,280
Less current portion	—	—

Long-term portion	$50,280	$50,280

The future principal maturities of these notes are as follows:

Twelve months ending September 30, 2014	$—
Twelve months ending September 30, 2015	—
Twelve months ending September 30, 2016	—
Twelve months ending September 30, 2017	—
Twelve months ending September 30, 2018	—
Twelve months ending September 30, 2019	—
Twelve months ending September 30, 2020	50,280

Total	$50,280

Table of Contents	15

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

Table of Contents	16

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

Results of operations

The following tables show financial data for the nine months ended September 30, 2013.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,830,626	$39,706	$1,870,332
Cost of revenue	—	923,675	3,076	926,751

Gross profit	—	906,950	36,630	943,580

Operating expenses	101,487	535,800	—	637,287

Income (loss) from operations	(101,487)	371,150	36,630	306,293
Other income (expense)	—	(2,439)	—	(2,439)

Income (loss) before income taxes	(101,487)	368,711	36,630	303,854
Income taxes (expense) benefit	—	(116,640)	—	(116,640)

Net income (loss)	$(101,487)	$252,071	$36,630	$187,214

Table of Contents	17

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the nine months ended September 30, 2012.

	Corporate	Internet	Real estate	Total
Revenue	$—	$2,241,611	$617,274	$2,858,885
Cost of revenue	—	1,208,176	468,207	1,676,383

Gross profit	—	1,033,435	149,067	1,182,502

Operating expenses	72,981	520,192	—	593,173

Income (loss) from operations	(72,981)	513,243	149,067	589,329
Other income (expense)	—	(9,152)	—	(9,152)
Income (loss) before income taxes	(72,981)	504,091	149,067	580,177
Income taxes (expense) benefit	—	(191,795)	(28,950)	(220,745)

Net income (loss)	$(72,981)	$312,296	$120,117	$359,432

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2013 and 2012.

Table of Contents	18

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the nine months ended September 30, 2013

	Corporate	Internet	Real estate	Total
EBITDA	$(101,487)	$380,901	$36,630	$316,044
Interest expense	—	(3,648)	—	(3,648)
Taxes	—	(116,640)	—	(116,640)
Depreciation	—	(2,643)	—	(2,643)
Amortization	—	(5,899)	—	(5,899)

Net income (loss)	$(101,487)	$252,071	$36,630	$187,214

For the nine months ended September 30, 2012

	Corporate	Internet	Real estate	Total
EBITDA	$(72,981)	$540,166	$149,067	$616,252
Interest expense	—	(5,404)	—	(5,404)
Taxes	—	(191,795)	(28,950)	(220,745)
Depreciation	—	(8,764)	—	(8,764)
Amortization	—	(21,907)	—	(21,907)

Net income (loss)	$(72,981)	$312,296	$120,117	$359,432

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

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, September 30, 2013, the Company has invested approximately $3,268,675 in surplus funds and is continuing the investing process.

Table of Contents	19

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO SEPTEMBER 30, 2012

REVENUE

Total revenue for the nine months ended September 30, 2013 decreased by $988,553 or 34.6% from $2,858,885 for the nine months ended September 30, 2012 to $1,870,332 for the same period in 2013. Internet sales decreased $410,985 or 18.3% from $2,241,611 for the nine months ended September 30, 2012 to $1,830,626 for the same period in 2013. Real estate sales decreased $577,568 or 93.6% from $617,274 for the nine months ended June 30, 2012 to $39,706 for the same period in 2013.

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

COST OF REVENUE

Total costs of revenue for the nine months ended September 30, 2013 decreased by $749,632 or 44.7% from $1,676,383 for the nine months ended September 30, 2012 to $926,751 for the same period in 2013.  Cost of Internet revenue decreased $284,501 or 23.5% from $1,208,176 for the nine months ended September 30, 2012 to $923,675 for the same period in 2013 as a result of declining revenue. Cost of real estate revenue decreased $465,131 or 99.3% from $468,207 for the nine months ended September 30, 2012 to $3,076 for the same period in 2013. Cost of real estate revenue is a direct result of lower sales.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2013 increased $44,114 or 7.4% from $593,173 for the nine months ended September 30, 2012 to $637,287 for the same period in 2013. This increase is primarily due to bad debt expense. Bad debt expense increased $46,814 from $1,993 for the nine months ended September 30, 2012 to $48,807 for the same period in 2013.

INCOME TAXES

For the nine months ended September 30, 2013 and September 30, 2012 corporate income tax expenses of $116,640 and $220,745 were accrued.

Table of Contents	20

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2013 decreased by $1,756 or 32.5% from $5,404 for the nine months ended September 30, 2012 to $3,648 for the same period in 2013.

SEPTEMBER 30, 2013 COMPARED TO DECEMBER 31, 2012

FINANCIAL CONDITION

Net accounts receivable decreased $9,666 or 31.7% from $30,488 on December 31, 2012 to $20,822 on September 30, 2013.  Investment in real estate increased net $350,412 or 12.0% from $2,918,263 on December 31, 2012 to $3,268,675 on September 30, 2013. Accounts payable decreased by $30,207 or 91.9% from $32,879 on December 31, 2012 to $2,672 on September 30, 2013. Deferred revenue decreased by $57,935 or 15.0% from $387,258 on December 31, 2012 to $329,323 on September 30, 2013 representing decreased volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $120,852 and $148,590 at September 30, 2013 and at December 31, 2012. EBITDA was $316,044 for the nine months ended September 30, 2013 as compared to $616,252 for the same period in 2012.

	2013	2012
EBITDA for the nine months ended September 30,	$316,044	$616,252
Interest expense	(3,648)	(5,404)
Taxes	(116,640)	(220,745)
Depreciation	(2,643)	(8,764)
Amortization	(5,899)	(21,907)

Net income for the nine months ended September 30,	$187,214	$359,432

The aging of accounts receivable as of September 30, 2013 and December 31, 2012 is as shown:

	2013		2012
Current	$10,749	52%	$19,319	63%
30 < 60	5,765	28%	6,680	22%
60+	4,308	20%	4,489	15%

Total	$20,822	100%	$30,488	100%

Table of Contents	21

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.

Table of Contents	22

SITESTAR CORPORATION

Item 4.    Controls and Procedures, continued

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, because of the material weaknesses in internal control over financial reporting discussed in the fiscal 2012 Form 10-K.  The material weaknesses related to an overall lack of segregation of duties and the improper recording of revenues, deferred revenues, and income tax accounts.

As of April 15, 2013, the Company began evaluating the aforementioned weaknesses and is remediating the deficiencies with additional procedures and controls including additional personnel training.  Pursuant to the material weakness related to recognition of deferred revenues, we have made changes to our revenue accounting policies and are now properly recording deferred revenue adjustments through our revenue account as they are earned. Pursuant to the material weakness related to calculation of income tax related accounts, we have reviewed all inputs and calculations to ensure accuracy. Due to limited staffing, we are currently unable to remediate the material weakness related to segregation of duties.

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

Changes in Internal Control over Financial Reporting:

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the changes in our internal controls discussed above in order to remediate material weaknesses.

Table of Contents	23

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

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	24

SITESTAR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: November 14, 2013

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: November 14, 2013

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

Table of Contents	25