Form 10-K
period 2013-12-31
SITESTAR CORP
filed 2014-04-15
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate value of the voting common equity held by non-affiliates as of December 31, 2013, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $1,933,637 based on the price at which the common stock last sold on such day.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of April 15, 2014 was approximately 74,085,705.

-1-

 DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that, although the Company believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect our actual results to be materially different than those expressed in our forward-looking statements. These risks and uncertainties include: the Company's businesses and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances, real estate appreciation or depreciation in our target markets and the supply of single-family homes in our target markets, our ability to contain renovation, maintenance, marketing, and other operating costs for our properties, our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all, and other factors discussed elsewhere in this Form 10-K. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

ITEM 1.  BUSINESS.

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

Real Estate

SiteStar is also a real estate investment entity that acquires distressed real estate primarily from foreclosure auctions at a substantial discount from market value. The acquired properties are initially evaluated to determine if they will be held for lease or resale and for their condition of repair, location and refurbish costs.

When the intended use has been determined and the nature and quality of the refurbishing is determined, the work is scheduled as soon as possible. For example, if a property is intended for rental use the quality of the refurbishing would be less than if it were to be showcased for resale because a tenant would more than likely diminish the value of the higher quality work as opposed to a resale that would need to show well. Other work for a rental unit might involve adding rooms in a basement or dividing the property into multi-family units that would bring in more rental income but not be as desirable from a single home owner’s perspective.

After the property has been refurbished for its intended use, it is placed in the applicable market. Rental units are listed in local media as available for rent and are shown to those responding who are financially qualified. If a mutual decision is made to proceed, a lease is drafted and signed and the tenants will put the required deposit down and move in. The deposit is recorded as a liability on the books and rental income is recognized as collected. If the property is to be sold, it is placed in local media for sale and is shown to prospective home owners. After a purchase contract has been accepted, the closing is scheduled and the ownership of the property changes hands. The sale of the property is then recorded in accordance with the closing statement and the related costs are expensed.

Pursuant to the continued approval of the board of directors, the Company’s management believes that it is in the best interest of the Corporation to continue this program to purchase (“Purchase Program”), as investments, real estate with the Company’s surplus cash flows.

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, December 31, 2013, the Company has invested approximately $3,437,000 in real estate investments and is continuing the investing process. Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

SiteStar’s Business Strategy

SiteStar’s mision is to increase stockholder value by increasing revenues, minimizing operational costs and increasing profits, while maintaining superior products and customer service.

(1)	The Company’s Internet growth strategy is to expand by increasing its customer base, services and coverage area. The Company uses partnerships to accomplish this.
(2)	The Company plans to increase the real estate holdings of distressed and foreclosed properties and refurbish as needed for marketability. These properties will then be presented to the market at or below conventional market value and sold for profit, providing a revenue stream for the future.

Key elements of SiteStar’s ISP strategy includes:

Increasing the Broadband Customer Base.  The Company offers broadband within its regional and national footprint. The Company anticipates that it will enter into additional partnerships to continue to expand its market footprint. The Company markets Broadband Internet Access through traditional sales channels.

Increasing the Economies of Scale.  As the Company evolves from primarily an Internet Service Provider to a real estate company, it is committed to managing costs and maximizing efficiencies. To optimize its operations, the Company has acquired and leverages the services of wholesale managed modem providers to reduce costs and consolidate its network infrastructure. Similarly, the Company has integrated its offices by deploying VoIP services to better utilize its human resources and provide more efficient customer service.

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

Key elements of SiteStar’s real estate strategy includes:

Increasing real estate holdings. The Company plans to increase the real estate holdings of distressed and foreclosed properties and refurbish as needed for marketability. These properties will then be presented to the market at or below conventional market value and sold for a profit. When pursuing home acquisitions, SiteStar focus on markets that it believe present the greatest opportunities for home price appreciation that have strong rental demand and where we can attain property operating efficiencies as a result of geographic concentration of assets in its portfolio. We identify and pursue individual home acquisition opportunities through a number of sources, including wholesale deals, tax and foreclosure auctions and short sales. We believe that favorable prevailing home prices provide us with a substantial market opportunity to acquire residential assets that generate attractive risk-adjusted returns as the housing market continues to recover.

Historically, the single-family home rental market has been extremely fragmented, comprised primarily of private and individual property investors in local markets. Until recently, there have been no large-scale, operators due primarily to the challenge of efficiently scaling the acquisition and management of many individual homes. With an opportunity to continue acquiring homes at attractive prices, we intend to continue to leverage our expertise and experience in rapidly building an institutional-quality, professionally managed business. We believe that being one of the first in our industry to do so on a large scale has provided us the “early-mover” advantage to continue aggregating a portfolio of high quality properties at prices that provide attractive potential yields and capital appreciation.

We are focused on acquiring homes with a number of key property characteristics, including: three or more bedrooms, two or more bathrooms, a range of $70,000 estimated minimum valuation to $400,000 maximum bid price and estimated renovation costs not in excess of 25% of estimated value. We target areas with above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants and buyers with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire meet all of these criteria. To date, the Company has primarily acquired properties at tax and foreclosure auctions.

ISP Regulations:

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

Real Estate Regulations:

State and municipal laws and regulations govern the real estate industry and do not vary significantly from on community to another. State laws in addition to local ordinances govern rental properties and also do not vary significantly throughout our real estate holding areas. SiteStar management has experience in operating under these authorities and does not see this as a hindrance to achieving its goals and objectives.

Employees:

As of April 15, 2014, the Company employed ten full-time individuals.  Of these, the Company has four in management and six technicians.  The Company employed no part-time individuals.  The Company’s employees are not unionized and it considers its relations with its employees to be favorable.

Available Information

SiteStar Corporation files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act.  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.  The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.  The Company also has available through EDGAR and XBRL its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Corporate:

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

Here the Company handles the executive, marketing, corporate accounting functions, customer service, technical support, and billing and houses Internet equipment. In addition, the Company markets local Internet service under the Lynchburg.net and SurfWithUs.net brands, and remanufactures toner and ink cartridges under the name CBD Toner Recharge at this location. This facility has an annual rent of $48,000. The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Julie Raymond, a former Company Director and Officer.

The Company leases a 2,000 square foot office facility in Chatham, Ontario where it sells Internet services under the name of NetRover. The Company also houses Internet equipment there to serve its customers in Canada. This facility has an annual rent of $18,000 Canadian Dollars (CAD) or approximately $17,847 in United States Dollars (USD).  The facility is located at 48 Fifth Street, Chatham, Ontario N7M 4V8 and is leased from Duff Enterprises and this lease expires in November 2014.

Real Estate Investments:

SiteStar currently owns approximately forty residential properties in the Lynchburg-Roanoke, Virginia, area which SiteStar holds for lease or resale at cost of $3,243,606.

ITEM 3. LEGAL PROCEEDINGS.

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages associated with Plaintiff’s failure to turnover certain customer lists. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. Mediation in the matter is scheduled for April 25, 2014, as required by the Maine Rules of Civil Procedure. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. Management is vigorously defending this claim.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

Reserved and omitted.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing January 1, 2012.

	High	Low
2012
For the quarter ended March 31, 2012	$0.02	$0.01
For the quarter ended June 30, 2012	$0.03	$0.02
For the quarter ended September 30, 2012	$0.04	$0.03
For the quarter ended December 31, 2012	$0.03	$0.03
2013
For the quarter ended March 31, 2013	$0.03	$0.03
For the quarter ended June 30, 2013	$0.03	$0.02
For the quarter ended September 30, 2013	$0.03	$0.03
For the quarter ended December 31, 2013	$0.05	$0.03

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.03 on April 15, 2014.  As of April 15, 2014 the Company had approximately 120 shareholders of record. Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

EQUITY COMPENSATION PLANS

The Company does not have any plans under which options, warrants or other rights to subscribe for or acquire shares of the Company’s common stock may be granted and there are no outstanding options, warrants or other rights to subscribe for or acquire shares of Company common stock. From time to time, the Board of Directors may grant shares of the Company’s common stock to its officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal years 2013 and 2012.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.  SELECT FINANCIAL DATA.

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2013 and December 31, 2012 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

ISP:

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

Real Estate

SiteStar is also a real estate investment entity that acquires distressed real estate primarily from foreclosure auctions at a substantial discount from market value. The acquired properties are initially evaluated to determine if they will be held for lease or resale and for their condition of repair, location and refurbish costs.

When the intended use has been determined and the nature and quality of the refurbishing is determined, the work is scheduled as soon as possible. For example, if a property is intended for rental use the quality of the refurbishing would be less than if it were to be showcased for resale because a tenant would more than likely diminish the value of the higher quality work as opposed to a resale that would need to show well. Other work for a rental unit might involve adding rooms in a basement or dividing the property into multi-family units that would bring in more rental income but not be as desirable from a single home owner’s perspective.

After the property has been refurbished for its intended use, it is placed in the applicable market. Rental units are listed in local media as available for rent and are shown to those responding who are financially qualified. If a mutual decision is made to proceed, a lease is drafted and signed and the tenants will put the required deposit down and move in. The deposit is recorded as a liability on the books and rental income is recognized as collected. If the property is to be sold, it is placed in local media for sale and is shown to prospective home owners. After a purchase contract has been accepted, the closing is scheduled and the ownership of the property changes hands. The sale of the property is then recorded in accordance with the closing statement and the related costs are expensed.

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2013 and 2012.  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2013
	Corporate	Real Estate	Internet	Total
Revenue	$—	$156,192	$2,397,557	$2,553,749
Cost of revenue	—	193,795	1,146,535	1,340,330
Gross profit	—	(37,603)	1,251,022	1,213,419
Operating expenses	115,490	—	835,621	951,111
Income (loss) from operations	(115,490)	(37,603)	415,401	262,308
Other income (expense)	—	—	(2,793)	(2,793)
Income (loss) before income taxes	(115,490)	(37,603)	412,608	259,515
Income taxes expense	—	—	163,272	163,272
Net income (loss)	$(115,490)	$(37,603)	$249,336	$96,243

	For the year ended December 31, 2012
	Corporate	Real Estate	Internet	Total
Revenue	$—	$650,465	$2,908,092	$3,558,557
Cost of revenue	—	503,207	1,653,174	2,156,381
Gross profit	—	147,258	1,254,918	1,402,176
Operating expenses	79,256	—	725,832	805,088
Income (loss) from operations	(79,256)	147,258	529,086	597,088
Other income (expense)	—	—	(7,386)	(7,386)
Income (loss) before income taxes	(79,256)	147,258	521,700	589,702
Income taxes expense (benefit)	—	53,723	170,128	223,851
Net income (loss)	$(79,256)	$93,535	$351,572	$365,851

EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) consists of revenue less cost of revenue and cash operating expenses.  EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of the Company’s operating results and is not intended to represent cash flows or results of operations in accordance with Generally Accepted Accounting Principles (GAAP) for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. See the Liquidity and Capital Resource section for further discussion of cash generated from operations.

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2013 and 2012.

	For the year ended December 31, 2013
	Corporate	Real Estate	Internet	Total
EBITDA	$(115,490)	$(14,674)	$548,147	$417,983
Interest expense	—	—	(4,848)	(4,848)
Taxes	—	—	(163,272)	(163,272)
Depreciation	—	(22,929)	(2,643)	(25,572)
Amortization	—	—	(128,048)	(128,048)
Net income (loss)	$(115,490)	$(37,603)	$249,336	$96,243

	For the year ended December 31, 2012
	Corporate	Real Estate	Internet	Total
EBITDA	$(79,256)	$147,258	$572,903	$640,905
Interest expense	—	—	(6,800)	(6,800)
Taxes	(53,723)	(170,128)	(223,851)
Depreciation	—	—	(15,202)	(15,202)
Amortization	—	—	(29,201)	(29,201)
Net income (loss)	$(79,256)	$93,535	$351,572	$365,851

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2013 and December 31, 2012 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

REVENUE.  Revenue for the year ended December 31, 2013 decreased by $1,004,808 or 28.2% from $3,558,557 for the year ended December 31, 2012 to $2,553,749 for the same period in 2013. Internet sales decreased $510,535 or 17.6% from $2,908,092 for the year ended December 31, 2012 to $2,397,557 for the same period in 2013. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Real estate sales decreased $494,273 or 76.0% from $650,465 for the year ended December 31, 2012 to $156,192 for the same period in 2013. During 2013, SiteStar has concentrated its real estate resources in the rental use of properties as opposed to resale. Rental use of properties generates a larger return on investment and revenue stream over time than a sale but does not generate large current revenue compared to a sale of the properties. There is a strong demand for rental property in the geographic locations where the Company’s properties are located and given the current inventory of single family houses, rental income with the higher return on investment will provide a superior revenue stream for the future years.

COST OF REVENUE.  Total costs of revenue for the year ended December 31, 2013 decreased by $816,051 or 37.8% from $2,156,381 for the year ended December 31, 2012 to $1,340,330 for the same period in 2013.  Total cost of revenue as a percentage of sales decreased 13.4% from 60.6% for the year ended December 31, 2012 to 52.5% for the same period in 2013. Internet cost of revenue decreased 9.1% as a percentage of revenue resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners. Real estate costs decreased $309,412 or 61.5% from $503,207 for the year ended December 31, 2012, to $193,795 for the same period in 2013. This is a reflection of the concentration of resources being applied to refurbishing properties for rental use and not for resale. Costs of revenue for rental properties are minimal compared to recognition of costs of revenue of properties sold.

OPERATING EXPENSES.    Selling, general and administrative expenses increased $146,023 or 18.1% from $805,088 for the year ended December 31, 2012 to $951,111 for the same period in 2013. This is due primarily to recognition of impairment to goodwill, decrease in wages and bad debt expenses. The impairment of goodwill is the result of declining revenue in the Internet Service Provider division. Discounted cash flows of this division have eroded the basis of the goodwill resulting in impairment to the valuation. Depreciation expense declined while professional fees and bad debts increased all contributing to a relatively flat change in operating expenses for the year outside of the goodwill impairment.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2013 decreased by $1,952 or 28.7% from $6,800 for the year ended December 31, 2012 to $4,848 for the same period in 2013.

INCOME TAXES.  For the years ended December 31, 2013 and 2012 corporate income tax expense of $163,272 and $223,851 were incurred. While the Company does not anticipate a tax liability resulting from the consolidated corporate tax return, the deferred tax asset associated with the timing differences of book and tax income provides a recognition of income tax expense that will evolve over the life of the timing differences.

BALANCE SHEET.   Net accounts receivable increased $4,641 or 15.2% from $30,488 on December 31, 2012 to $35,129 on the same date in 2013. Real estate holdings increased $325,343 or 11.1% from $2,918,263 on December 31, 2012 to $3,243,606 on December 31, 2013. This increase is the result of investing in real estate to employ idle cash.  Customer list decreased $5,455 or 100.0% from $5,455 on December 31, 2012 to $0 on December 31, 2013.  This decrease is due to scheduled amortization.  Deferred tax assets decreased $135,423 from $209,699 on December 31, 2012 to $74,276 on December 31, 2013.  This is due to the recognition of tax benefits of timing differences of certain tax deductions. Accounts payable decreased by $20,758 or 63.1% from $32,879 on December 31, 2012 to $12,121 on December 31, 2013. Accrued expenses decreased by $16,119 or 35.8% from $45,074 on December 31, 2012 to $28,955 on December 31, 2013.  Deferred revenue decreased by $74,360 or 19.2% from $387,258 on December 31, 2012 to $312,898 on December 31, 2013 representing corresponding reduced revenue from which customers have prepaid services on December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $118,469 and $148,590 at December 31, 2013 and 2012, respectively. EBITDA was $492,167 for the year ended December 31, 2013 as compared to $640,905 for the year ended December 31, 2012.

	2013	2012
EBITDA for the year ended December 31,	$417,983	$640,905
Interest expense	(4,848)	(6,800)
Tax expense	(163,272)	(223,851)
Depreciation	(25,572)	(15,202)
Amortization and impairment	(128,048)	(29,201)
Net income for the year ended December 31,	$96,243	$365,851

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category decreased from 63.0% of total accounts receivable from December 31, 2012 to 11.0% on December 31, 2013.  The balance in the 30+ day category decreased from 22.0% to 21.0% of total accounts receivable from December 31, 2012 to December 31, 2013.  The balance in the 60+ day category increased from 15% to 68% of total accounts receivable from December 31, 2012 to December 31, 2013.

Investments in real estate are funded primarily from the cash flows generated from the Internet Service Provider division and have not and do not anticipate this to change in the near future. This course of action does not impair the cash flows of the Company. SiteStar does not commit to purchase real estate beyond the ability of the cash flows and has not borrowed money for this purpose. Management evaluates property as it becomes available with respect to the market value versus the acquisition cost, in addition to other conditions that could affect the resale value. Renovations are made as needed to maximize the market appeal and value prior to listing for sale.

The aging of accounts receivable as of December 31, 2013 and 2012 is as shown:

	2013		2012
Current	$4,021	11%	$19,319	63%
30+	7,273	21%	6,680	22%
60+	23,835	68%	4,489	15%
90+	—	—%	—	—%
Total	$35,129	100%	$30,488	100%

The Company is currently involved in arbitration with USAT, a company that sold us their dial-up customer base in November 2007. SiteStar has counter filed and believes strongly that it will prevail in the arbitration. The liability has been carried on the balance sheet only because the plaintiff has refused to acknowledge the financial assistance given to prevent the loss of customers during the time period they refused to hand over the data base of the customer list that was purchased. In addition, they continued to bill and collect revenue from the customers they no longer owned. Management does not anticipate any significant financial detriment to result from this arbitration. Should the arbitration result in a liability, the Company has ample resources to draw from to satisfy the liability.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.  FINANCIAL STATEMENTS

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	17

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2013 and 2012	18-19

Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012	20

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013 and 2012	21

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	22

Notes to Consolidated Financial Statements	23-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SiteStar Corporation

Lynchburg, VA 24502-2334

We have audited the accompanying balance sheet of SiteStar Corporation as of December 31, 2013, and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2013. SiteStar Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SiteStar Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/Ciro E. Adams, CPA, LLC

Wilmington, DE 19806-1004

April 15, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

SiteStar Corporation

Lynchburg, VA 24502-2334

We have audited the accompanying consolidated balance sheet of SiteStar Corporation as of December 31, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SiteStar Corporation as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Santora CPA Group

Newark, DE 19713-4309

April 16, 2013

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 and 2012

ASSETS

	2013	2012

ASSETS
Real estate – held-for-resale	$2,712,441	$2,441,958
Real estate – held-for-investment, net	531,165	476,305
Cash and cash equivalents	118,469	148,590
Accounts receivable, net	35,129	30,488
Prepaid expenses	1,394	50,411
Property, plant and equipment, net	146,314	148,957
Customer lists, net	—	5,455
Goodwill, net	1,166,494	1,288,559
Deferred Tax Assets	74,276	209,699
Other Assets	217,563	218,097

TOTAL ASSETS	$5,003,245	$5,018,519

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 and 2012

LIABILITIES AND STOCKHOLDERS' EQUITY

	2013	2012

LIABILITIES
Accounts payable	$12,121	$32,879
Accrued expenses	19,129	45,074
Deferred revenue	312,898	387,258
Notes payable	900,615	900,615
Notes payable - stockholder	59,826	50,280

TOTAL LIABILITIES	1,304,589	1,416,106

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares authorized and 91,326,463 shares issued in 2013 and 2012, and 74,085,705 shares outstanding in 2013 and 2012.	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury Stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,484,099)	(9,580,342)
Total stockholders' equity	3,698,656	3,602,413

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,003,245	$5,018,519

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

REVENUE
Internet	$2,397,557	$2,908,092
Real estate	156,192	650,465
	2, 553,749	3,558,557

COST OF REVENUE
Internet	1,146,535	1,653,174
Real estate	193,795	503,207
	1,340,330	2,156,381

GROSS PROFIT	1,213,419	1,402,176

OPERATING EXPENSES
Selling, general and administrative expenses	829,046	805,088
Goodwill impairment	122,065	—
TOTAL OPERATING EXPENSES	951,111	805,088

INCOME (LOSS) FROM OPERATIONS	262,308	597,088

OTHER INCOME (EXPENSES)
Gain (loss) on disposal of assets	2,055	(586)
Interest expense	(4,848)	(6,800)
TOTAL OTHER INCOME (EXPENSES)	(2,793)	(7,386)

INCOME (LOSS) BEFORE INCOME TAXES	259,515	589,702

INCOME TAX EXPENSE	163,272	223,851

NET INCOME (LOSS)	$96,243	$365,851

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at December 31, 2011	74,085,705	$91,326	$13,880,947	$(789,518)	$(9,946,193)	$3,236,562
Repurchase of shares	0			0		0
Net income	—	—	—	—	598,245	598,245
Balance at December 31, 2012	74,085,705	91,326	13,880,947	(789,518)	(9,580,342)	3,602,413
Repurchase of shares	0			0		0
Net income (loss)					96,243	96,243
Balance at December 31, 2013	74,085,705	$91,326	$13,880,947	$(789,518)	$(9,484,099)	$3,698,656

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,243	$365,851
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and impairment	153,620	44,403
Allowance for doubtful accounts	2,133	(972)
(Increase) decrease in accounts receivable	(6,774)	23,574
(Increase) decrease in prepaid expenses	49,017	25,472
(Increase) decrease in real estate – held-for-resale	(136,075)	22,736
(Increase) decrease in real estate – held-for-investment	(151,973)	(476,305)
(Increase) decrease in deferred income taxes	135,423	223,851
Increase (decrease) in accounts payable	(20,758)	(38,257)
Increase (decrease) in accrued expenses	(25,945)	13,641
Increase (decrease) in deferred revenue	(74,359)	(74,382)
Increase (decrease) in accrued income taxes	—	—
Net cash provided by (used in) operating activities	(40,204)	129,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets held for resale	5	—
Decrease in other assets	534	47,388
Net cash provided by investing activities	539	47,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	9,544	(45,678)
Net cash (used in) financing activities	9,544	(45,678)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,121)	131,322
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	148,590	17,268
CASH AND CASH EQUIVALENTS - END OF YEAR	$118,469	$148,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For 2013 and 2012, the Company paid $0 and $0 of income taxes and paid interest expense of $4,849 and $6,800.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

None.

The accompanying notes are an integral part of these consolidated financial statements.

 SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including:  SiteStar.net, Inc. (formerly known as Neocom Microspecialists, Inc.), FRE Enterprises, Inc., Advanced Internet Services, Inc. and NetRover Inc.  All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentation. These reclassifications have not changed the results of operations or stockholders’ equity.

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

Real Estate

The acquired properties are initially evaluated for their condition of repair, location and refurbish costs for resale and or rental. If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary development activities. During this development period, we capitalize all direct and indirect costs incurred in renovating the property. Real estate under development in the accompanying consolidated balance sheets represents aggregate carrying amount of properties that are being prepared for their intended use. When the intended use has been determined:

Real Estate – Held-for-Resale

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

Real Estate – Held-for-Investment

Real estate is carried at cost, net of accumulated depreciation of $22,929. Once a property is ready for rental use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home. Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 39 year estimated life with no salvage value.

Building depreciation was $22,929 and $0 in 2013 and 2012.

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

For 2013 and 2012, bad debt expense was $58,596 and $46,012. As of December 31, 2013 and 2012, accounts receivable consists of the following:

	2013	2012

Gross accounts receivable	$38,876	$32,102
Less allowance for doubtful accounts	(3,747)	(1,614)
	$35,129	$30,488

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

Impairment of Long-Lived Assets

In accordance with GAAP, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future discounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed are reported at the lower of carrying amount or fair value of the asset less cost to sell.

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

The Company's customer lists are being amortized over three years.  Amortization expense for the customer lists was $5,983 and $28,506 for 2013 and 2012. Customer lists are now fully-amortized. Non-competition agreements are amortized over the contract period, usually one-to-three years. Amortization expense for non-competition agreements was $528 and $695 for 2013 and 2012.  Amortization of non-competition agreements for 2014 and 2015 is expected to be $85 and $0.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. A reporting unit is the operating segment. Goodwill is considered impaired if the carrying value of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill. The Company conducted its annual goodwill impairment test as of December 31, 2013 and determined that the carrying value of Goodwill exceeded its fair value and recorded a goodwill impairment charge of $122,065 in the quarter ended December 31, 2013.

Deferred Revenue

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

Revenue Recognition

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured. The Company’s arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition.

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

Real estate – held-for-resale

Revenue from real estate – held for resale is recognized upon closing of the sale, as all conditions for full revenue recognition have been met at that time. All costs associated with the property sold are removed from the consolidated balance sheets and charged to cost of revenue at that time.

Revenue from real estate sales was $93,000 and $612,036 in 2013 and 2012.

Real estate – held-for-investment

Rental revenue from real estate – held-for-investment attributable to residential leases is recorded when due from residents, which approximates the amount that would result from straight-lining rents over the lease term. The initial term of our residential leases is generally one year, with renewals upon consent of both parties on an annual or monthly basis.

Rental revenue was $63,192 and $38,429 in 2013 and 2012.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2013 and 2012 were approximately $15,000 and $17,000, respectively.

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

Income Per Share

The basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive securities.  The following table represents the calculations of basic and diluted income per share:

-24-

	2013	2012

Net income available to common shareholders	$193,356	$365,851
Weighted average number of common shares	74,085,705	74,085,705
Basic and diluted income per share	$.00	$.00

Comprehensive Income

As of and for the years ended December 31, 2013 and 2012, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Recently Issued Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012

Land	$10,000	$10,000
Building	213,366	213,366
Automobile	11,500	11,500
Computer equipment	1,164,061	1,164,061
Furniture and fixtures	59,862	59,862
	1,458,789	1,458,789
Less accumulated depreciation	(1,312,475)	(1,309,832)
	$146,314	$148,957

Depreciation expense was $2,643 and $15,202 for 2013 and 2012.

NOTE 3 NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At December 31, 2013 and 2012, the balance consist of the following:

	2013	2012

Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	$900,615	$900,615

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages associated with Plaintiff’s failure to turnover certain customer lists. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. Mediation in the matter is scheduled for April 25, 2014, as required by the Maine Rules of Civil Procedure. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. Management is vigorously defending this claim.

NOTE 4 NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2013 and 2012 consist of the following:

	2013	2012

Note payable to officer and stockholder at an annual interest rate of 10% interest. The accrued interest and principal was due on January 1, 2014.	$—	$280

Note payable to stockholder. The note is payable on January 1, 2020 and bears interest at an annual rate of 10.0%.	59,826	50,000

	$59,826	$50,280

The future principal maturities of this note is as follows: the $59,826 note is due January 1, 2020.

NOTE 5 COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2013 and 2012 was $71,690 and $67,239, respectively.  Related party rent expense for each year is $48,000. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2014	$66,000
2015	0
2016	0
Total	$66,000

NOTE 6 STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2013, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

None

NOTE 7 INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2013 and 2012 included the following:

	2013	2012

Current provision:
Federal	$23,756)	$—
State	4,192	—
	27,948	0
Deferred provision:
Federal	115,025	188,469
State	20,299	35,382
	135,324	223,851
Total income tax provision	$163,272	$223,851

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012

Accounts receivable	$2,256	$1,614
Amortization of Intangible assets	2,494,267	2,630,332
Less valuation allowance	(2,422,247)	(2,422,247)

Deferred tax asset	$74,276	$209,699

NOTE 8 RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia, from a former stockholder of the Company on a one-year term lease which expired December 31, 2013. A new lease is currently being negotiated.  For 2013 and 2012, the Company paid this former stockholder $48,000 for rent on this office building.

NOTE 9 - SEGMENT INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2013 and 2012:

	December 31, 2013
	Corporate	Real Estate	Internet	Consolidated
Revenue	$—	$156,192	$2,397,557	$2,553,749
Operating income (loss)	$(115,490)	$(37,603)	$415,401	$262,308
Depreciation, amortization, and impairment	$—	$22,929	$130,691	$153,620
Interest expense	$—		$(4,848)	$(4,848)
Goodwill	$—		$1,166,494	$1,166494
Identifiable assets	$—	$3,243,606	$1,759,639	$5,003,245

	December 31, 2012
	Corporate	Real Estate	Internet	Consolidated
Revenue	$—	$650,465	$2,908,092	$3,558,557
Operating income (loss)	$(79,256)	$147,258	$529,086	$597,088
Depreciation and amortization	$—		$44,403	$44,403
Interest expense	$—		$(6,800)	$(6,800)
Goodwill	$—		$1,288,559	$1,288,559
Identifiable assets	$—	$2,918,263	$2,100,256	$5,018,519

NOTE 10 - SUBSEQUENT EVENTS

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The management of SiteStar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluation, we identified the following material weakness in our internal control over financial reporting as of December 31, 2013:

We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since

Frank R. Erhartic, Jr.	45	President, CEO, Director	2001
Daniel Judd	57	CFO, Director	2004
Jeff Moore	50	Director	2013

Frank Erhartic, Jr., 45, Mr. Erhartic guides SiteStar’s long-term market strategies and investments, oversees all product research and development and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a SiteStar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner remanufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by SiteStar in 2000.  He was named President and CEO in 2002, and has led the growth of the Company’s customer base through a series of acquisitions.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications and is a graduate of Virginia Tech with degrees in both Management and Finance.

Dan Judd, 57, Mr. Judd has over thirty years of experience in accounting and management, he oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining SiteStar in 2003, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions in manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

Jeffrey Moore, 50, a landlord and value investor focused on real estate and common stocks. He is a founder and Presiding Partner M & M Investments, a family investment partnership that invests in value micro-cap securities. Previously, Mr. Moore served multiple terms on the board of a 209 unit homeowner's association. He presently serves on the board and as the secretary of a neighborhood association in Lexington, KY. Mr. Moore has earned a B.A. of General Studies at Eastern Kentucky University.

TERM OF DIRECTORS:

Director	Expiration of term

Frank R. Erhartic, Jr.	December 31, 2014
Dan Judd	December 31, 2014
Jeff Moore	Next shareholder meeting

Section 16(a) Beneficial Ownership Reporting Compliance Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued there under, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us.  Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2013 all of our executive officers and directors complied with the requirements of Section 16 (a).

The Company has adopted a code of ethics and it is available on the Company’s website www.SiteStar.com under Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr. Principal Executive Officer (PEO)	2013	48,577							48,577
	2012	13,000							13,000
Daniel Judd, Principal Financial Officer (PFO)	2013	48,200							48,200
	2012	48,200							48,200

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $48,577 and $13,000 for the years ended December 31, 2013 and 2012, respectively.  He received no other compensation.  Daniel Judd, CFO and Director earned a salary of $48,200 and $48,200 for the years ended December 31, 2013 and 2012, respectively.  He received no other compensation.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum (#)	All Other Stock Awards: Number of Shares Of Stock or Units (#)	All other Option Awards: Number of Securities Under Lying Options (#)	Exercise of Base Price of Option Awards ($/Sh)
PEO	N/A
PFO	N/A

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2013 and 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights that have not vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units of other rights that have not vested ($)
PEO	N/A
PFO	N/A

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2013 and 2012.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frank R, Erhartic, Jr., Director							$0.00
Daniel Judd, Director							$0.00
Jeff Moore, Director							$0.00

There were no Director compensation other than salary for the years ended December 31, 2013 and 2012.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 31, 2014 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)

Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	24,583,980	33.18%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	133,865	00.18%
Jeff Moore 7109 Timberlake Road Lynchburg, VA 24502	2,757,524	3.72%
All directors and officers As a group (3 persons)	27,475,369	37.09%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 74,085,705 shares of common stock outstanding as of March 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company leases its office building in Lynchburg, Virginia, from a former stockholder of the Company on a one-year term lease which expired December 31, 2013. A new lease is currently being negotiated. For 2013 and 2012, the Company paid this former stockholder $48,000 for rent on this office building.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2013 and 2012:

Fees paid to Ciro E. Adams, CPA, LLC:

2013

Audit fees	$42,500
Audit related fees	—
Tax	—
Other	—
$42,500

Fees paid to Santora CPA Group:

	2013	2012

Audit fees	$23,820	$92,031
Audit related fees	—	—
Tax	1,000	750
Other	—	—
	$24,820	$92,781

AUDIT COMMITTEE

The Company does not have an audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit		Description	Filed
3.1	(i)	Articles of Incorporation of the Registrant (December 17, 1992)	a
3.1	(ii)	Amended Articles of Incorporation (July 29, 1998)	a
3.1	(iii)	Amended Articles of Incorporation (October 26, 1998)	a
3.1	(iv)	Amended Articles of Incorporation (July 14, 1999)	a
3.1	(v)	Amended Articles of Incorporation (July 28, 1999)	a
3.2	(i)	By-laws of the Registrant (December 17, 1992)	a
4.2		Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the investors named therein and the Registrant	c
4.3		12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New Millenium Capital Partners II, L.L.C.	c
4.4		12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW Partners, L.L.C.	c
4.5		Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New Millenium Capital Partners, L.L.C.	c
4.6		Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW Partners, L.L.C	c
4.7		Registration Rights Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	c
10.1		Lease for Corporate Office	b
10.13		Statement of changes in beneficial ownership of securities.	k
10.14		Definitive Purchase Agreement to acquire certain assets of Idacomm, Inc, effective September 16, 2005.	l
10.15		Definitive Purchase Agreement to acquire Inc, effective January 1, 2006	m
10.16		Amendment to report audited financial statements for Definitive Purchase Agreement to acquire Inc.	n
10.17		Definitive Purchase Agreement to acquire certain assets of First USA, Inc, effective July 1, 2006.	o
10.18		Definitive Purchase Agreement to acquire certain assets of OW Holdings, Inc, effective February 28, 2007.	p

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

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive Officer, Director	April 15, 2014
Frank Erhartic, Jr.	(Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	April 15, 2014
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

/s/ Jeff Moore	Director	April 15, 2014
Jeff Moore

