Form 10-Q
period 2014-03-31
SITESTAR CORP
filed 2014-05-15
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 74,085,705 shares of common stock with a par value of $0.001 per share outstanding at May 15, 2014.

SITESTAR CORPORATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that, although the Company believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect our actual results to be materially different than those expressed in our forward-looking statements. These risks and uncertainties include: the Company's businesses and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances, real estate appreciation or depreciation in our target markets and the supply of single-family homes in our target markets, our ability to contain renovation, maintenance, marketing, and other operating costs for our properties, our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all, and other factors discussed elsewhere in this Form 10-Q. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	2014 (Unaudited)	2013

ASSETS
Real estate – held-for-resale	$2,497,343	$2,712,441
Real estate – held for investment, net	795,194	531,165
Cash and cash equivalents	155,724	118,469
Accounts receivable, net	23,777	35,129
Prepaid expenses	1,347	1,394
Property, plant and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Deferred tax assets	74,276	74,276
Other assets	217,563	217,563
Total assets	$5,078,032	$5,003,245

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Accounts payable	$28,528	$12,121
Accrued expenses	19,356	19,129
Deferred revenue	317,705	312,898
Notes payable	900,615	900,615
Notes payable – stockholder	60,990	59,826
Total liabilities	1,327,194	1,304,589

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2013 and 2012 and 74,085,705 shares outstanding in 2013 and 2012	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,431,917)	(9,484,099)

Total stockholders’ equity	3,750,838	3,698,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,078,032	$5,003,245

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	-1-

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013

REVENUE
Internet	$519,235	$719,899
Real estate	159,889	15,870
	679,124	735,769

COST OF REVENUE
Internet	198,776	350,973
Real estate	138,680	3,076
	337,456	354,049

GROSS PROFIT	341,668	381,720

OPERATING EXPENSES:
Selling general and administrative expenses	288,908	251,444

INCOME FROM OPERATIONS	52,760	130,276

OTHER INCOME (EXPENSES):
Other income	586	503
Interest expense	(1,164)	(1,330)
TOTAL OTHER INCOME (EXPENSE)	(578)	(827)

INCOME BEFORE INCOME TAXES	52,182	129,449

INCOME TAXES (EXPENSE) BENEFIT	—	(47,626)

NET INCOME	$52,182	$81,823

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	-2-

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,182	$81,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,278	6,943
Allowance for doubtful accounts	(2,223)	5,040
Deferred income taxes	—	47,626
(Increase) decrease in accounts receivable	13,575	(57,479)
(Increase) decrease in prepaid expenses	47	6,861
(Increase) decrease in real estate	(54,209)	(73,731)
Decrease in accounts payable	16,407	8,999
(Increase) decrease in accrued expenses	1,391	(7,024)
Decrease in deferred revenue	4,807	(31,670)

Net cash provided by (used in) operating activities	37,255	(12,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	—	1

Net cash provided by (used in) investing activities	—	1

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	—	—

Net cash provided by (used in) financing activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,255	(12,611)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	118,469	148,590
CASH AND CASH EQUIVALENTS - END OF PERIOD	$155,724	$135,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the three months ended March 31, 2014 and 2013, the Company paid $0 and $0 of income taxes and paid interest expense of $1,164 and $1,330.

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	-3-

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by SiteStar Corporation (the “Company” or “SiteStar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Significant Accounting Policies

See the Notes to Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

No new accounting pronouncement issued or effective during this fiscal quarter has had or is expected to have a material impact on the consolidated financial statements.

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

For the three months ended March 31, 2014 and 2013:

	2014	2013
Net income available to common shareholders	$52,182	$81,823
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

NOTE 2 – COMMON STOCK

During the three months ended March 31, 2014, the Company issued no shares of common stock and repurchased no treasury shares.

NOTE 3 – SEGMENT INFORMATION

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

Table of Contents	-4-

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3 - SEGMENT INFORMATION (continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended March 31, 2014 and 2013:

March 31, 2014

	Corporate	Real estate	Internet	Consolidated

Revenue	$—	$159,889	$519,235	$679,124
Operating income (loss)	$(59,999)	$12,794	$98,664	$52,760
Depreciation and amortization	$—	$—	$5,278	$5,278
Interest expense	$—	$—	$1,164	$1,164
Real estate	$—	$3,292,537	$—	$3,292,537
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,292,537	$1,785,495	$5,078,032

March 31, 2013

	Corporate	Real estate	Internet	Consolidated

Revenue	$—	$487,875	$819,192	$1,307,067
Operating income (loss)	$(42,926)	$105,335	$203,510	$165,919
Depreciation and amortization	$—	$—	$10,242	$10,242
Interest expense	$—	$—	$2,089	$2,089
Real estate	$—	$2,504,107	$—	$2,504,107
Intangible assets	$—	$—	$1,316,477	$1,316,477
Total assets	$—	$2,504,107	$2,397,965	$4,902,072

NOTE 5 - NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At March 31, 2014, and December 31, 2013, the balance consist of the following:

	2014	2013

Non-interest bearing amount due on acquisition of USA Telephone customers per contract payable in thirty six monthly installments starting January 2008.	$900,615	$900,615

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. Management is vigorously defending this claim.

Table of Contents	-5-

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Table of Contents	-6-

Results of operations

The following tables show financial data for the three months ended March 31, 2014.

	Corporate	Internet	Real estate	Total

Revenue	$—	$519,235	$159,889	$679,124
Cost of revenue	—	198,776	138,680	337,456

Gross profit	—	320,459	21,209	341,668

Operating expenses	59,999	221,795	7,114	288,908

Income (loss) from operations	(59,999)	98,664	14,095	52,760
Other income (expense)	—	(578)	—	(578)

Income (loss) before income taxes	(59,999)	98,086	14,095	52,182
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(59,999)	$98,086	$14,095	$52,182

The following tables show financial data for the three months ended March 31, 2013.

	Corporate	Internet	Real estate	Total

Revenue	$—	$719,899	$15,870	$735,769
Cost of revenue	—	350,973	3,076	354,049

Gross profit	—	368,926	12,794	381,720

Operating expenses	37,125	214,319	—	251,444

Income (loss) from operations	(37,125)	154,607	12,794	130,276
Other income (expense)	—	(827)	—	(827)

Income (loss) before income taxes	(37,125)	153,780	12,794	129,449
Income taxes (expense) benefit	—	(47,626)	—	(47,626)

Net income (loss)	$(37,125)	$106,154	$12,794	$81,823

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2014 and 2013.

Table of Contents	-7-

For the three months ended March 31, 2014

	Corporate	Internet	Real estate	Total

EBITDA	$(59,999)	$99,250	$18,072	$58,624
Interest expense	—	(1,164)	—	(1,164)
Taxes	—	—	—	—
Depreciation	—	—	(5,278)	(5,278)
Amortization	—	—	—	—

Net income (loss)	$(59,999)	$98,086	$12,794	$52,182

For the three months ended March 31, 2013

	Corporate	Internet	Real estate	Total

EBITDA	$(37,125)	$162,053	$12,794	$137,722
Interest expense	—	(1,330)	—	(1,330)
Taxes	—	(47,626)	—	(47,626)
Depreciation	—	(1,321)	—	(1,321)
Amortization	—	(5,622)	—	(5,622)

Net income (loss)	$(37,125)	$106,154	$12,794	$81,823

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013

REVENUE

Total revenue for the three months ended March 31, 2014 decreased by $56,645 or 7.7% from $735,769 for the three months ended March 31, 2013 to $679,124 for the same period in 2014. Internet sales decreased $200,664 or 27.9% from $719,899 for the three months ended March 31, 2013 to $519,235 for the same period in 2014. Real estate sales increased $144,019 or 907.5% from $15,870 for the three months ended March 31, 2013 to $159,889 for the same period in 2014.

The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth. Currently SiteStar is concentrating its real estate resources in the rental use of properties as opposed to resale. Rental use of properties generates a larger return on investment and revenue stream over time than a sale but does not generate large current revenue compared to a sale of the properties. There is a strong demand for rental property in the geographic locations where the Company’s properties are located and given the current inventory of single family houses, rental income with the higher return on investment will provide a superior revenue stream for the future years.

Table of Contents	-8-

COST OF REVENUE

Total costs of revenue for the three months ended March 31, 2014 decreased by $16,593 or 4.7% from $354,049 for the three months ended March 31, 2013 to $337,456 for the same period in 2014.  Cost of Internet revenue decreased $152,197 or 43.4% from $350,973 for the three months ended March 31, 2013 to $152,197 for the same period in 2014. Cost of real estate revenue increased $135,604 or 440.8% from $3,076 for the three months ended March 31, 2013 to $138,680 for the same period in 2014. Internet cost of revenue decreased 10.5% as a percentage of revenue resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners. The increase in real estate cost of revenue is a reflection of the costs associated with the sale of properties.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2014 increased $37,464 or 14.9% from $251,444 for the three months ended March 31, 2013 to $288,908 for the same period in 2014. This increase is primarily due to an increase in professional fees for the three months ended March 31, 2014 compared to for the same period in 2013.

INCOME TAXES

For the three months ended March 31, 2014 and March 31, 2013 corporate income tax expenses of $0 and $47,626 were accrued.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2014 decreased by $166 or 12.5% from $1,330 for the three months ended March 34, 2013 to $1,164 for the same period in 2014.

MARCH 31, 2014 COMPARED TO DECEMBER 31, 2013

FINANCIAL CONDITION

Net accounts receivable decreased $11,352 or 32.3% from $35,129 on December 31, 2013 to $23,777 on March 31, 2014. Real estate increased net $48,931 or 1.5% from $3,243,606 on December 31, 2013 to $3,292,537 on March 31, 2014. Accounts payable increased by $16,407 or 135.4% from $12,121 on December 31, 2013 to $28,528 on March 31, 2014. Deferred revenue increased by $4,807 or 1.5% from $312,898 on December 31, 2013 to $317,705 on March 31, 2014 representing increased volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $155,724 and $118,469 at March 31, 2014 and at December 31, 2013. EBITDA was $95,008 for the three months ended March 31, 2014 as compared to $137,722 for the same period in 2013.

	2014	2013

EBITDA for the three months ended March 31	$58,624	$137,722
Interest expense	(1,164)	(1,330)
Taxes	—	(47,626)
Depreciation	(5,278)	(1,321)
Amortization	—	(5,622)
Net Income for the Three Months Ended March 31,	$52,182	$81,823

Table of Contents	-9-

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

The aging of accounts receivable as of March 31, 2014 and December 31, 2013 is as shown:

	2014		2013

Current	$12,158	51%	$4,021	11%
30 < 60	5,392	23%	7,273	21%
60+	6,227	26%	23,835	68%

Total	$23,777	100%	$35,129	100%

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

OFF-BALANCE SHEET TRANSACTIONS

The Company is not a party to any off-balance sheet transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Table of Contents	-10-

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Management’s Report on Internal Control over Financial Reporting

The management of SiteStar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of March 31, 2014, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluation, we identified the following material weakness in our internal control over financial reporting as of March 31, 2014:

We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

Table of Contents	-11-

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Contents	-12-

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages associated with Plaintiff’s failure to turnover certain customer lists. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. Management is vigorously defending this claim.

Item 1A.   Risk Factors

Not required for small business.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	-13-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date:	May 15, 2014
		By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date:	May 15, 2014
		By:	/s/ Daniel A. Judd
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)

Table of Contents	-14-