Form 10-Q
period 2014-06-30
SITESTAR CORP
filed 2014-08-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 74,085,705 shares of common stock with a par value of $0.001 per share outstanding at August 14, 2014.

SITESTAR CORPORATION

2

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

ASSETS

	2014 (Unaudited)	2013

ASSETS
Real estate – held-for-resale	$2,573,530	$2,712,441
Real estate - held for investment, net	817,635	531,165
Cash and cash equivalents	238,185	118,469
Accounts receivable, net	21,876	35,129
Prepaid expenses	1,360	1,394
Property, plant and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Deferred tax assets	—	74,276
Other assets	217,563	217,563
Total assets	$5,182,957	$5,003,245

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	4

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

JUNE 30, 2014 AND DECEMBER 31, 2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2014 (Unaudited)	2013

LIABILITIES
Accounts payable	$56,606	$12,121
Accrued expenses	28,884	19,129
Deferred revenue	304,174	312,898
Notes payable	900,615	900,615
Notes payable – stockholder	63,547	59,826
Total liabilities	1,353,826	1,304,589

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued and 74,085,705 shares outstanding at June 30, 2014 and December 31, 2013	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,353,624)	(9,484,099)

Total stockholders’ equity	3,829,131	3,698,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,182,957	$5,003,245

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	5

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

REVENUE
Internet	$499,618	$594,274
Real estate	31,820	15,122
	531,438	609,396

COST OF REVENUE
Internet	175,836	312,454
Real estate	14,147	—
	189,983	312,454

GROSS PROFIT	341,455	296,942

OPERATING EXPENSES:
Selling general and administrative expenses	187,632	258,653

INCOME FROM OPERATIONS	153,823	38,289

OTHER INCOME (EXPENSES):
Other income	(54)	1,221
Interest expense	(1,201)	(1,141)
TOTAL OTHER INCOME (EXPENSE)	(1,255)	80

INCOME BEFORE INCOME TAXES	152,568	38,369

INCOME TAXES (EXPENSE) BENEFIT	74,275	(16,731)

NET INCOME	$78,293	$21,638

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	6

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

REVENUE
Internet	$1,018,854	$1,265,375
Real estate	191,708	30,992
	1,210,562	1,296,367

COST OF REVENUE
Internet	374,612	663,426
Real estate	159,939	3,076
	534,551	666,502

GROSS PROFIT	676,011	629,865

OPERATING EXPENSES:
Selling general and administrative expenses	469,429	461,300

INCOME FROM OPERATIONS	206,582	168,565

OTHER INCOME (EXPENSES):
Other income	533	1,723
Interest expense	(2,365)	(2,471)
TOTAL OTHER INCOME (EXPENSE)	(1,832)	(748)

INCOME BEFORE INCOME TAXES	204,750	167,817

INCOME TAXES (EXPENSE) BENEFIT	74,275	(64,537)

NET INCOME	$130,475	$103,460

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	7

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,475	$103,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,831	8,431
Allowance for doubtful accounts	(2,689)	34
Deferred income taxes	26,767	63,060
(Increase) decrease in accounts receivable	15,942	8,850
(Increase) decrease in prepaid expenses	34	6,515
(Increase) decrease in real estate	(158,388)	(206,251)
Decrease in accounts payable	44,483	(15,669)
Increase (decrease) in accrued expenses	60,985	(6,249)
Decrease in deferred revenue	(8,724)	(41,628)

Net cash provided by (used in) operating activities	119,716	(79,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	—	3

Net cash provided by (used in) investing activities	—	3

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	—	—

Net cash provided by (used in) financing activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,716	(79,444)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	118,469	148,590
CASH AND CASH EQUIVALENTS – END OF PERIOD	$238,185	$69,146

See the accompanying notes to the unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the six months ended June 30, 2014 and 2013, the Company paid $0 and $1,696 of income taxes and paid interest expense of $2,365 and $2,471.

Table of Contents	8

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by SiteStar Corporation (the “Company” or “SiteStar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

For the three months ended June 30, 2014 and 2013:

	2014	2013
Net income available to common shareholders	$78,293	$21,638
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

Table of Contents	9

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

For the six months ended June 30, 2014 and 2013:

	2014	2013
Net income available to common shareholders	$130,475	$103,460
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

NOTE 2 – COMMON STOCK

During the six months ended June 30, 2014, the Company issued no shares of common stock and repurchased no treasury shares.

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended June 30, 2014 and 2013:

June 30, 2014

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$31,820	$499,618	$531,438
Operating income (loss)	$(33,679)	$17,673	$136,149	$153,823
Depreciation and amortization	$—	$5,553	$—	$5,553
Interest expense	$—	$—	$1,201	$1,201
Real estate	$—	$3,391,165	$—	$3,391,165
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,391,165	$1,791,792	$5,182,957

Table of Contents	10

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3 – SEGMENT INFORMATION, continued

June 30, 2013

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$15,122	$594,274	$609,396
Operating income (loss)	$(50,990)	$15,122	$74,157	$38,289
Depreciation and amortization	$—	$—	$1,488	$1,488
Interest expense	$—	$—	$1,141	$1,141
Real estate	$—	$3,124,514	$—	$3,124,514
Intangible assets	$—	$—	$1,288,809	$1,288,809
Total assets	$—	$3,124,514	$1,933,919	$5,058,433

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the six months ended June 30, 2014 and 2013:

June 30, 2014

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$191,708	$1,018,854	$1,210,562
Operating income (loss)	$(93,678)	$31,769	$268,491	$206,582
Depreciation and amortization	$—	$10,831	$—	$10,831
Interest expense	$—	$—	$2,365	$2,365
Real estate	$—	$3,391,165	$—	$3,391,165
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,391,165	$1,791,792	$5,182,957

June 30, 2013

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$30,992	$1,265,375	$1,296,367
Operating income (loss)	$(88,115)	$27,916	$228,764	$168,565
Depreciation and amortization	$—	$—	$8,431	$8,431
Interest expense	$—	$—	$2,471	$2,471
Real estate	$—	$3,124,514	$—	$3,124,514
Intangible assets	$—	$—	$1,288,809	$1,288,809
Total assets	$—	$3,124,514	$1,933,919	$5,058,433

Table of Contents	11

NOTE 4 - NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At June 30, 2014, and December 31, 2013, the balance consist of the following:

	2014	2013
Non-interest bearing amount due on acquisition of USA Telephone customers per contract payable in thirty six monthly installments starting January 2008.	$900,615	$900,615

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

Table of Contents	12

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

Table of Contents	13

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

Table of Contents	14

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the six months ended June 30, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,018,854	$191,708	$1,210,562
Cost of revenue	—	374,612	159,939	534,551

Gross profit	—	644,242	31,769	676,011

Operating expenses	93,678	375,751	—	469,429

Income (loss) from operations	(93,678)	268,491	31,769	206,582
Other income (expense)	—	(1,832)	—	(1,832)

Income (loss) before income taxes	(93,678)	266,659	31,769	204,750
Income taxes (expense) benefit	—	74,275	—	74,275

Net income (loss)	$(93,678)	$192,384	$31,769	$130,475

The following tables show financial data for the six months ended June 30, 2013.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,265,375	$30,992	$1,296,367
Cost of revenue	—	663,426	3,076	666,502

Gross profit	—	601,949	27,916	629,865

Operating expenses	88,115	373,185	—	461,300

Income (loss) from operations	(88,115)	228,764	27,916	168,565
Other income (expense)	—	(748)	—	(748)

Income (loss) before income taxes	(88,115)	228,016	27,916	167,817
Income taxes (expense) benefit	—	(64,357)	—	(64,357)

Net income (loss)	$(88,115)	$163,659	$27,916	$103,460

Table of Contents	15

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(93,678)	$269,024	$42,600	$217,946
Interest expense	—	(2,365)	—	(2,365)
Taxes	—	—	—	(74,275)
Depreciation	—	—	(10,831)	(10,831)
Amortization	—	—	—	—

Net income (loss)	$(93,678)	$266,659	$31,769	$130,475

For the six months ended June 30, 2013

	Corporate	Internet	Real estate	Total
EBITDA	$(88,115)	$238,918	$27,916	$178,719
Interest expense	—	(2,471)	—	(2,471)
Taxes	—	(64,357)	—	(64,357)
Depreciation	—	(2,643)	—	(2,643)
Amortization	—	(5,788)	—	(5,788)

Net income (loss)	$(88,115)	$163,659	$27,916	$103,460

Table of Contents	16

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013

REVENUE

Total revenue for the three months ended June 30, 2014 decreased by $77,958 or 12.8% from $609,396 for the three months ended June 30, 2013 to $531,438 for the same period in 2014.

Internet sales decreased $94,656 or 15.9% from $594,274 for the three months ended June 30, 2013 to $499,618 for the same period in 2014. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Real estate sales increased $16,698 or 110.4% from $15,122 for the three months ended June 30, 2013 to $31,820 for the same period in 2014. Currently SiteStar is concentrating its real estate resources in the rental use of properties as opposed to resale. Rental use of properties generates a larger return on investment and revenue stream over time than a sale but does not generate large current revenue compared to a sale of the properties. There is a strong demand for rental property in the geographic locations where the Company’s properties are located and given the current inventory of single family houses, rental income with the higher return on investment will provide a superior revenue stream for the future years.

Total revenue for the six months ended June 30, 2014 decreased by $85,805 or 6.6% from $1,296,367 for the six months ended June 30, 2013 to $1,210,562 for the same period in 2014.

Internet sales decreased $246,521 or 19.5% from $1,265,375 for the six months ended June 30, 2013 to $1,018,854 for the same period in 2014. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Real estate sales increased $160,716 or 518.6% from $30,992 for the six months ended June 30, 2013 to $191,708 for the same period in 2014. This represents the sale of a residential property in addition to increased rental income. Currently SiteStar is concentrating its real estate resources in the rental use of properties as opposed to resale.

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

COST OF REVENUE

Total costs of revenue for the three months ended June 30, 2014 decreased by $122,471 or 39.2% from $312,454 for the three months ended June 30, 2013 to $189,983 for the same period in 2014.  Cost of Internet revenue decreased $136,618 or 43.7% from $312,454 for the three months ended June 30, 2013 to $175,836 for the same period in 2014. Cost of real estate revenue increased $14,147 or 100.0% from $0 for the three months ended June 30, 2013 to $14,147 for the same period in 2014. Internet cost of revenue decreased 17.4% as a percentage of revenue resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

Table of Contents	17

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Total costs of revenue for the six months ended June 30, 2014 decreased by $131,951 or 19.8% from $666,502 for the six months ended June 30, 2013 to $534,551 for the same period in 2014.  Cost of Internet revenue decreased $288,814 or 43.5% from $663,426 for the six months ended June 30, 2013 to $347,612 for the same period in 2014. Cost of real estate revenue increased $156,863 or 510.0% from $3,076 for the six months ended June 30, 2013 to $156,863 for the same period in 2014. Internet cost of revenue decreased 15.6% as a percentage of revenue resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners. The increase in real estate cost of revenue is a reflection of the costs associated with the sale of a residential property. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2014 increased $8,129 or 1.8% from $461,300 for the six months ended June 30, 2013 to $469,429 for the same period in 2014. This increase is primarily due to an increase in professional fees for the six months ended June 30, 2014 compared to the same period in 2013.

INCOME TAXES

For the six months ended June 30, 2014 and June 30, 2013 corporate income tax expenses of $74,275 and $64,537 were accrued.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2014 decreased by $106 or 4.3% from $2,471 for the six months ended June 30, 2013 to $2,365 for the same period in 2014.

SITESTAR CORPORATION

MARCH 31, 2014 COMPARED TO DECEMBER 31, 2013

FINANCIAL CONDITION

Net accounts receivable decreased $13,253 or 37.7% from $35,129 on December 31, 2013 to $21,876 on June 30, 2014.  Real estate increased net $147,559 or 4.5% from $3,243,606 on December 31, 2013 to $3,391,165 on June 30, 2014. Real estate held for investment increased $286,470 or 53.9% representing an increase in properties that have been refurbished and ready for rental placement, shifting costs from real estate held for resale which decreased $138,911 or 5.1% to $2,573,530 on June 30, 2014 from $2,712,441 on December 31, 2013. Accounts payable increased by $44,485 or 367.0% from $12,121 on December 31, 2013 to $56,606 on June 30, 2014. Certain payments to Internet vendors were suspended to encourage them to correct their billings and have since been corrected and paid current. Deferred revenue decreased by $8,724 or 2.8% from $312,898 on December 31, 2013 to $304,174 on June 30, 2014 representing increased volume of customer accounts that have been prepaid.

Table of Contents	18

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $238,185 and $118,469 at June 30, 2014 and at December 31, 2013. EBITDA was $217,946 for the six months ended June 30, 2014 as compared to $178,719 for the same period in 2013.

	2014	2013
EBITDA for the six months ended June 30,	$217,946	$178,719
Interest expense	(2,365)	(2,471)
Taxes	(74,275)	(64,357)
Depreciation	(10,831)	(2,643)
Amortization	-	(5,788)

Net income for the six months ended June 30,	$130,475	$103,460

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category decreased from 11.0% of total accounts receivable from December 31, 2013 to 67.0% on June 30, 2014.  The balance in the 30+ day category maintained 21.0% of total accounts receivable from December 31, 2013 to June 30, 2014.  The balance in the 60+ day category increased from 15% to 68% of total accounts receivable from December 31, 2013 to June 30, 2014.

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

Table of Contents	19

The aging of accounts receivable as of June 30, 2014 and December 31, 2013 is as shown:

	2014		2013
Current	$14,589	67%	$4,021	11%
30 < 60	4,584	21%	7,273	21%
60+	2,703	12%	23,835	68%

Total	$21,876	100%	$35,129	100%

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

OFF-BALANCE SHEET TRANSACTIONS

The Company is not a party to any off-balance sheet transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Table of Contents	20

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

Management’s Report on Internal Control over Financial Reporting

The management of SiteStar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

Table of Contents	21

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

As a result of our evaluation, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2014:

We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

We did not maintain appropriate controls over changes to the list of key individuals, and changes to the list tracking the number of shares held by key individuals, in the shareholder database. The Company, during this next quarter, will have an appropriate individual periodically review the list of key individuals and the complete and accurate reporting of their records in the proper periods.

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Contents	22

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

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)	The following are filed as exhibits to this form 10-Q:
31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules1 3a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: August 14, 2014

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: August 14, 2014

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

Table of Contents	23