Form 10-Q
period 2014-09-30
SITESTAR CORP
filed 2014-11-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 74,085,705 shares of common stock with a par value of $0.001 per share outstanding at November 14, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	2014 (Unaudited)	2013

ASSETS
Real estate – held-for-resale	$2,417,445	$2,712,441
Real estate – held for investment, net	1,100,276	531,165
Cash and cash equivalents	157,277	118,469
Accounts receivable, net	27,824	35,129
Prepaid expenses	1,172	1,394
Property, plant and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Deferred tax assets	—	74,276
Other assets	217,568	217,563
Total assets	$5,234,370	$5,003,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$33,629	$12,121
Accrued expenses	25,732	19,129
Deferred revenue	285,002	312,898
Notes payable	900,615	900,615
Notes payable – stockholder	63,867	59,826
Total liabilities	1,308,845	1,304,589

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2014 and 2013 and 74,085,705 shares outstanding in 2014 and 2013	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,257,230)	(9,484,099)

Total stockholders’ equity	3,925,525	3,698,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,234,370	$5,003,245

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	1

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

REVENUE
Internet	$463,711	$516,454
Real estate	33,955	8,713
	497,666	525,167

COST OF REVENUE
Internet	140,073	260,249
Real estate	18,114	—
	158,187	260,249

GROSS PROFIT	339,479	264,918

OPERATING EXPENSES:
Selling general and administrative expenses	245,151	127,190

INCOME FROM OPERATIONS	94,328	137,728

OTHER INCOME (EXPENSES):
Other income	2,386	(514)
Interest expense	(320)	(1,177)
TOTAL OTHER INCOME (EXPENSE)	2,066	(1,691)

INCOME BEFORE INCOME TAXES	96,394	136,037

INCOME TAXES (EXPENSE) BENEFIT	—	(52,283)

NET INCOME	$96,394	$83,754

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	2

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

REVENUE
Internet	$1,482,563	$1,830,626
Real estate	225,663	39,706
	1,708,226	1,870,332

COST OF REVENUE
Internet	493,424	923,675
Real estate	178,053	3,076
	671,477	926,751

GROSS PROFIT	1,036,749	943,580

OPERATING EXPENSES:
Selling general and administrative expenses	735,840	637,287

INCOME FROM OPERATIONS	300,909	306,293

OTHER INCOME (EXPENSES):
Other income	2,919	1,209
Interest expense	(2,684)	(3,648)
TOTAL OTHER INCOME (EXPENSE)	235	(2,439)

INCOME BEFORE INCOME TAXES	301,144	303,854

INCOME TAXES (EXPENSE) BENEFIT	(74,275)	(116,640)

NET INCOME	$226,869	$187,214

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	3

 SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$226,869	$187,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	19,140	8,542
Allowance for doubtful accounts	(2,658)	(300)
(Increase) decrease deferred income taxes	74,275	115,343
(Increase) decrease in accounts receivable	9,962	9,966
(Increase) decrease in prepaid expenses	211	6,485
(Increase) decrease in real estate	(293,255)	(350,412)
Decrease in accounts payable	21,508	(30,207)
Increase (decrease) in accrued expenses	6,603	83,563
Decrease in deferred revenue	(27,896)	(57,935)

Net cash provided by (used in) operating activities	34,759	(27,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	8	3

Net cash provided by (used in) investing activities	8	3

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest accrued on notes payable – stockholders	4,041	—

Net cash provided by (used in) financing activities	4,041	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,808	(27,738)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	118,469	148,590
CASH AND CASH EQUIVALENTS – END OF PERIOD	$157,277	$120,852

See the accompanying notes to the unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the nine months ended September 30, 2014 and 2013, the Company paid $0 and $1,696 of income taxes and paid interest expense of $2,684 and $3,648.

Table of Contents	4

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by SiteStar Corporation (the “Company” or “SiteStar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

For the three months ended September 30, 2014 and 2013:

	2014	2013

Net income available to common shareholders	$96,394	$83,754
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

For the nine months ended September 30, 2014 and 2013:

	2014	2013

Net income available to common shareholders	$226,869	$187,214
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

NOTE 2 – COMMON STOCK

During the nine months ended September 30, 2014, the Company issued no shares of common stock and repurchased no treasury shares.

Table of Contents	5

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED

NOTE 3 – SEGMENT INFORMATION

The Company has three business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into three reportable segments: Corporate, Real estate and Internet.  The Corporate group is the holding company which oversees the operating of the Internet group and arranges financing. The real estate group invests in, refurbishes and markets real estate for resale and/or rent.  The Internet group provides Internet access to customers throughout the U.S. and Canada. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended September 30, 2014 and 2013:

September 30, 2014

	Corporate	Real estate	Internet	Consolidated

Revenue	$—	$33,955	$463,711	$497,666
Operating income (loss)	$(40,923)	$15,841	$119,410	$94,328
Depreciation and amortization	$—	$8,309	$—	$8,309
Interest expense	$—	$—	$320	$320
Real estate	$—	$3,517,721	$—	$3,517,721
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,517,721	$1,716,649	$5,234,370

September 30, 2013

	Corporate	Real estate	Internet	Consolidated

Revenue	$—	$8,713	$516,454	$525,167
Operating income (loss)	$(12,872)	$8,713	$141,887	$137,728
Depreciation and amortization	$—	$—	$111	$111
Interest expense	$—	$—	$1,177	$1,177
Real estate	$—	$3,268,675	$—	$3,268,675
Intangible assets	$—	$—	$1,288,809	$1,288,809
Total assets	$—	$3,268,675	$1,932,479	$5,201,154

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the nine months ended September 30, 2014 and 2013:

September 30, 2014

	Corporate	Real estate	Internet	Consolidated

Revenue	$—	$225,663	$1,482,563	$1,708,226
Operating income (loss)	$(128,284)	$47,610	$381,583	$300,909
Depreciation and amortization	$—	$19,140	—	$19,140
Interest expense	$—	$—	$2,684	$2,684
Real estate	$—	$3,517,721	$—	$3,517,721
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,517,721	$1,716,649	$5,234,370

Table of Contents	6

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED

September 30, 2013

	Corporate	Real estate	Internet	Consolidated

Revenue	$—	$39,706	$1,830,626	$1,870,332
Operating income (loss)	$(101,487)	$36,630	$371,150	$306,293
Depreciation and amortization	$—	$—	$8,542	$8,542
Interest expense	$—	$—	$3,648	$3,648
Real estate	$—	$3,268,675	$—	$3,268,675
Intangible assets	$—	$—	$1,288,809	$1,288,809
Total assets	$—	$3,268,675	$1,932,479	$5,201,154

NOTE 4 - NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At September 30, 2014, and December 31, 2013, the balance consist of the following:

	2014	2013

Non-interest bearing amount due on acquisition of USA Telephone customers per contract payable in thirty-six monthly installments starting January 2008.	$900,615	$900,615

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

Table of Contents	7

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

Table of Contents	8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations

The following tables show financial data for the nine months ended September 30, 2014.

	Corporate	Internet	Real estate	Total

Revenue	$—	$1,482,563	$225,663	$1,708,226
Cost of revenue	—	493,424	178,053	671,477

Gross profit	—	989,139	47,610	1,036,749

Operating expenses	128,284	607,556	—	735,840

Income (loss) from operations	(128,284)	381,583	47,610	300,909
Other income (expense)	—	235	—	235

Income (loss) before income taxes	(128,284)	381,818	47,610	301,144
Income taxes (expense) benefit	—	(74,275)	—	(74,275)

Net income (loss)	$(128,284)	$307,543	$47,610	$226,869

The following tables show financial data for the nine months ended September 30, 2013.

	Corporate	Internet	Real estate	Total

Revenue	$—	$1,830,626	$39,706	$1,870,332
Cost of revenue	—	923,675	3,076	926,751

Gross profit	—	906,950	36,630	943,580

Operating expenses	101,487	535,800	—	637,287

Income (loss) from operations	(101,487)	371,150	36,630	306,293
Other income (expense)	—	(2,439)	—	(2,439)

Income (loss) before income taxes	(101,487)	368,711	36,630	303,854
Income taxes (expense) benefit	—	(116,640)	—	(116,640)

Net income (loss)	$(101,487)	$252,071	$36,630	$187,214

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2014 and 2013.

Table of Contents	9

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2014

	Corporate	Internet	Real estate	Total

EBITDA	$(128,284)	$384,502	$66,750	$322,968
Interest expense	—	(2,684)	—	(2,684)
Taxes	—	(74,275)	—	(74,275)
Depreciation	—	—	(19,140)	(19,140)
Amortization	—	—	—	—
Net income (loss)	$(128,284)	$307,543	$47,610	$226,869

For the nine months ended September 30, 2013

	Corporate	Internet	Real estate	Total

EBITDA	$(101,487)	$380,901	$36,630	$316,044
Interest expense	—	(3,648)	—	(3,648)
Taxes	—	(116,640)	—	(116,640)
Depreciation	—	(2,643)	—	(2,643)
Amortization	—	(5,899)	—	(5,899)
Net income (loss)	$(101,487)	$252,071	$36,630	$187,214

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

REVENUE

Total revenue for the three months ended September 30, 2014 decreased by $27,501 or 5.2% from $525,167 for the three months ended September 30, 2013 to $497,666 for the same period in 2014.

Internet sales decreased $52,743 or 10.2% from $516,454 for the three months ended September 30, 2013 to $463,711 for the same period in 2014. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Table of Contents	10

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate sales increased $25,242 or 289.7% from $8,713 for the three months ended September 30, 2013 to $33,955 for the same period in 2014. This represents the sale of residential properties in addition to increased rental income. Currently SiteStar is concentrating its real estate resources in the rental use of properties as opposed to resale. Rental use of properties generates a larger return on investment and revenue stream over time than a sale but does not generate large current revenue compared to a sale of the properties. There is a strong demand for rental property in the geographic locations where the Company’s properties are located and given the current inventory of single family houses, rental income with the higher return on investment will provide a superior revenue stream for the future years.

Total revenue for the nine months ended September 30, 2014 decreased by $162,106 or 8.7% from $1,870,332 for the nine months ended September 30, 2013 to $1,708,226 for the same period in 2014.

Internet sales decreased $348,063 or 19.0% from $1,830,626 for the nine months ended September 30, 2013 to $1,482,563 for the same period in 2014. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Real estate sales increased $185,957 or 468.3% from $39,706 for the nine months ended September 30, 2013 to $225,663 for the same period in 2014. This represents the sale of residential properties in addition to increased rental income. Currently SiteStar is concentrating its real estate resources in the rental use of properties as opposed to resale.

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

COST OF REVENUE

Total costs of revenue for the three months ended September 30, 2014 decreased by $102,062 or 39.2% from $260,249 for the three months ended September 30, 2013 to $158,187 for the same period in 2014.  Cost of Internet revenue decreased $120,176 or 46.2% from $260,249 for the three months ended September 30, 2013 to $140,073 for the same period in 2014. Cost of real estate revenue increased $18,114 or 100.0% from $0 for the three months ended September 30, 2013 to $18,114 for the same period in 2014. Internet gross profit increased to 69.8% from 49.6% primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners. The increase in real estate cost of revenue is a reflection of the costs associated with the sale of a residential property. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

Total costs of revenue for the nine months ended September 30, 2014 decreased by $255,274 or 27.5% from $926,751 for the nine months ended September 30, 2013 to $671,477 for the same period in 2014.  Cost of Internet revenue decreased $430,251 or 46.6% from $923,675 for the nine months ended September 30, 2013 to $493,424 for the same period in 2014. Cost of real estate revenue increased $174,977 from $3,076 for the nine months ended September 30, 2013 to $178,053 for the same period in 2014. Internet gross profit increased to 66.7% from 49.5% primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners. The increase in real estate cost of revenue is a reflection of the costs associated with the sale of a residential property. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

Table of Contents	11

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2014 increased $98,553 or 15.5% from $637,287 for the nine months ended September 30, 2013 to $735,840 for the same period in 2014. This increase is primarily due to an increase in professional fees for the nine months ended September 30, 2014 compared to the same period in 2013.

INCOME TAXES

For the nine months ended September 30, 2014 and 2013 corporate income tax expenses were $74,275 and $116,640 due to recognition of deferred tax assets.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2014 decreased by $964 or 26.4% from $3,648 for the nine months ended September 30, 2013 to $2,684 for the same period in 2014.

FINANCIAL CONDITION

Net accounts receivable decreased $7,305 or 20.1% from $35,129 on December 31, 2013 to $27,824 on September 30, 2014.  Real estate increased net $274,115 or 8.5% from $3,243,606 on December 31, 2013 to $3,517,721 on September 30, 2014. Real estate held for investment increased $569,111 or 107.1% representing an increase in properties that have been refurbished and ready for rental placement, shifting costs from real estate held for resale which decreased $294,996 or 10.9% to $2,417,445 on September 30, 2014 from $2,712,441 on December 31, 2013. Accounts payable increased by $21,508 or 177.4% from $12,121 on December 31, 2013 to $33,629 on September 30, 2014. Certain payments to Internet vendors were suspended to encourage them to correct their billings and have since been corrected and paid current. Deferred revenue decreased by $27,896 or 8.9% from $312,898 on December 31, 2013 to $285,002 on September 30, 2014 representing a decrease in volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $157,277 and $118,469 at September 30, 2014 and at December 31, 2013. EBITDA was $322,968 for the nine months ended September 30, 2014 as compared to $316,044 for the same period in 2013.

	2014	2013

EBITDA for the nine months ended September 30,	$322,968	$316,044
Interest Expense	(2,684)	(3,648)
Taxes	(74,275)	(116,640)
Depreciation	(19,140)	(2,643)
Amortization	—	(5,899)
Net income for the nine months ended September 30,	$226,869	$187,214

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category increased from 11.0% of total accounts receivable from December 31, 2013 to 72.0% on September 30, 2014.  The balance in the 30+ day category decreased 1% from 21.0% of total accounts receivable from December 31, 2013 to 20% on September 30, 2014.  The balance in the 60+ day category decreased from 68% to 8% of total accounts receivable from December 31, 2013 to September 30, 2014.

Table of Contents	12

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The aging of accounts receivable as of September 30, 2014 and December 31, 2013 is as shown:

	2014		2013

Current	$20,016	72%	$4,021	11%
30 < 60	5,589	20%	7,273	21%
60+	2,219	8%	23,835	68%

Total	$27,824	100%	$35,129	100%

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

The Company is currently involved in litigation with USAT, a company that sold us their dial-up customer base in November 2007. SiteStar has counter filed and believes strongly that it will prevail in this litigation. The liability has been carried on the balance sheet only because the plaintiff has refused to acknowledge the financial assistance given to prevent the loss of customers during the time period they refused to hand over the data base of the customer list that was purchased. In addition, they continued to bill and collect revenue from the customers they no longer owned. Management does not anticipate any significant financial detriment to result from this litigation. Should the litigation result in a liability, the Company has ample resources to draw from to satisfy the liability.

OFF-BALANCE SHEET TRANSACTIONS

The Company is not a party to any off-balance sheet transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Table of Contents	13

Management’s Report on Internal Control over Financial Reporting

The management of SiteStar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluation, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2014:

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

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	14

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

Table of Contents	15

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

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules1 3a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Table of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: November 14, 2014

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: November 14, 2014

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

Table of Contents	17