Form 10-K/A
period 2013-12-31
SITESTAR CORP
filed 2014-11-20
CIK 1096934

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

This Form 10-K/A for the year ended December 31, 2013 is being filed to correct misstatements in the certifications (Exhibits 31.1, 31.2 and 32) filed with the original filing and does not reflect any changes to the Form 10-K itself. The filings are being filed in their entirety to comply with Item 601(b)(31) and (32) of Regulation S-K.

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

-25-

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

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive Officer, Director	November 19, 2014
Frank Erhartic, Jr.	(Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	November 19, 2014
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

	Director	November 19, 2014
Jeff Moore

