Form 10-Q/A
period 2014-06-30
SITESTAR CORP
filed 2014-11-20
CIK 1096934

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

This Form 10-Q/A for the second quarter 2014 is being filed to correct misstatements in the certifications (Exhibits 31.1, 31.2 and 32) filed with the original filing and does not reflect any changes to the Form 10-Q itself. The filings are being filed in their entirety to comply with Item 601(b)(31) and (32) of Regulation S-K.

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

Date: November 19, 2014

By:_/s/ Frank Erhartic, Jr.

Frank Erhartic, Jr.

President, Chief Executive Officer

(Principal Executive Officer and

Principal Accounting Officer)

Date: November 19, 2014

By:_/s/ Daniel A. Judd.

Daniel A. Judd

Chief Financial Officer

(Principal Financial Officer)

Table of Contents	23