Form 10-K
period 2014-12-31
SITESTAR CORP
filed 2015-04-01
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  [ ] Yes [X] No

The aggregate value of the voting common equity held by non-affiliates as of December 31, 2014, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $2,090,571 based on the price at which the common stock last sold on such day.  This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of March 31, 2015 as approximately 74,085,705.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities law. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that, although the Company believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect our actual results to be materially different than those expressed in our forward-looking statements. These risks and uncertainties include: the Company’s businesses and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances, real estate appreciation or depreciation in our target markets and the supply of single-family homes in our target markets, our ability to contain renovation, maintenance, marketing, and other operating costs for our properties, our ability to lease or re-lease our rental homes to qualified residents to attractive terms or at all, and other factors discussed elsewhere in this Form 10-K. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements, We do not undertake to update our forward-looking statements.

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

Real Estate

Sitestar acquires distressed real estate primarily from foreclosure auctions at a substantial discount from the market value. The acquired properties are initially evaluated for their condition of repair, location and refurbish costs for resale and or rental.

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

Table of Contents	1

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

Pursuant to the continued approval of the board of directors, the Company’s management believes that it is in the best interests of the Corporation to continue the program to purchase (“Purchase Program”), as investments, real estate with the Company’s surplus cash flows.

Management believes that there is sustainable cash flow potential for the near future in real estate and is actively pursuing the program. As of the balance sheet date, December 31, 2014, the Company has investments of approximately $3,460,000 in real estate investments and is continuing the investing process. Management has determined that the Purchase Program will not impair the Company’s capital, cash flows or operations.

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

Table of Contents	2

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

Key elements of SiteStar’s real estate strategy includes:

Increasing real estate holdings. The Company plans to increase the real estate holdings of distressed and foreclosed properties and refurbish as needed for marketability. These properties will then be presented to the market at or below conventional market value and sold for a profit.  When pursuing home acquisitions, Sitestar focuses on markets that it believes presents the greatest opportunities for home price appreciation,or that have strong rental demand where we can attain property operating efficiencies as a result of geographic concentration of assets in its portfolio. We identify and pursue individual home acquisition opportunities through a number of sources, including wholesale deals, tax and foreclosure auctions and short sales. We believe that favorable prevailing home prices provide us with a substantial market opportunity to acquire residential assets that generate attractive risk-adjusted returns as the housing market continues to recover.

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

Table of Contents	3

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

Employees:

As of March 31, 2015, the Company employed seven full-time individuals.  Of these, the Company has four in management and three technicians.  The Company employed no part-time individuals.  The Company’s employees are not unionized and it considers its relations with its employees to be favorable.

Available Information

Sitestar Corporation files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act.  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.  The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.  The Company also has available though EDGAR and XBRL its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

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

Here the Company handles the executive, marketing, corporate accounting functions, customer service, technical support, and billing and houses Internet equipment. In addition, the Company markets local Internet service under the Lynchburg.net and SurfWithUs.net brands. This facility has an annual rent of $48,000 . The facility is located at 7109 Timberlake Road, Lynchburg, VA 24502, is leased from Frank Erhartic, Jr., a Company Director and Officer. In addition, the Company rents a house used for storage of appliances and supplies which is located in Salem VA. This property is also leased from the same Company director and officer at an annual rent of $6,000.

Table of Contents	4

The Company leases a 2,000 square foot office facility in Chatham, Ontario where it sells Internet services under the name of NetRover. The Company also houses Internet equipment there to serve its customers in Canada. This facility has an annual rent of $18,000 Canadian Dollars (CAD) or approximately $15,520 in United States Dollars (USD).  The facility is located at 48 Fifth Street, Chatham, Ontario N7M 4V8 and is leased from Duff Enterprises and this lease expires in November 2015 .

Real Estate Investments:

SiteStar currently owns approximately forty-five residential properties in the Lynchburg-Roanoke, Virginia area which SiteStar holds for lease or resale at a cost of $3,459,554.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Set forth below are the high and low closing bid prices for the Company’s common stock on the Over-the-Counter Bulletin Board for each quarterly period commencing January 1, 2013.

	High	Low
2013
For the quarter ended March 31, 2013	$0.02	$0.01
For the quarter ended June 30, 2013	$0.03	$0.02
For the quarter ended September 30, 2013	$0.04	$0.03
For the quarter ended December 31, 2013	$0.03	$0.03

2014
For the quarter ended March 31, 2014	$0.02	$0.01
For the quarter ended June 30, 2014	$0.03	$0.02
For the quarter ended September 30, 2014	$0.04	$0.03
For the quarter ended December 31, 2014	$0.03	$0.03

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Table of Contents	5

RECORD HOLDERS

The closing bid price for the Company’s common stock was $0.03 on March 31, 2015. As of March 31, 2015 the Company had approximately 109 shareholders of record. Additional holders of the Company’s Common Stock hold such stock in street name with various brokerage firms.

EQUITY COMPENSATION PLANS

The Company does not have any plans under which options, warrants or other rights to subscribe for or acquire shares of the Company’s common stock may be granted and there are no outstanding options, warrants or other rights to subscribe for or acquire shares of Company common stock. From time to time, the Board of Directors may grant shares of the Company’s common stock to its officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal years 2013 and 2014.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.  SELECT FINANCIAL DATA

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2014 and December 31, 2013 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Table of Contents	6

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

RESULTS OF OPERATIONS

The following tables show financial data for the years ended December 31, 2014 and 2013 .  Operating results for any period are not necessarily indicative of results for any future period.

	For the year ended December 31, 2014
	Corporate	Real Estate	Internet	Total
Revenue	$—	$461,251	$1,922,445	$2,383,696
Cost of revenue	—	426,722	679,361	1,106,083
Gross profit	—	34,529	1,243,084	1,277,613
Operating expenses	137,099	—	680,304	817,403
Income (loss) from operations	(137,099)	34,529	562,780	460,210
Other income (expense)		—	(1,752)	(1,752)
Income (loss) before income taxes	(137,099)	34,529	561,028	458,458
Income taxes expense	—	4,453	69,822	74,275
Net income (loss)	$(137,099)	$30,076	$491,206	$384,183

	For the year ended December 31, 2013
	Corporate	Real Estate	Internet	Total
Revenue	$—	$156,192	$2,397,557	$2,553,749
Cost of revenue	—	193,795	1,146,535	1,340,330
Gross profit	—	(37,603)	1,251,022	1,213,419
Operating expenses	115,490	—	835,621	951,111
Income (loss) from operations	(115,490)	(37,603)	415,401	262,308
Other income (expense)		—	(2,793)	(2,793)
Income (loss) before income taxes	(115,490	(37,603)	412,608	259,515
Income taxes expense	—	—	163,272,	163,272
Net income (loss)	(115,490	(37,603)	$249,336	$96,243

Table of Contents	7

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the years ended December 31, 2014 and 2013.

	Corporate	Real Estate	Internet	Total
EBITDA	$(137,099)	$55,111	$562,256	$480,268
Interest expense	—		(2,405)	(2,405)
Taxes	—	(4,453)	(69,822)	(74,275)
Depreciation	—	(19,405)		(19,405)
Amortization	—
Net income (loss)	$(137,099)	$31,253	$490,029	$384,183

	For the year ended December 31, 2013
	Corporate	Real Estate	Internet	Total
EBITDA	$(115,490)	$(14,674)	$548,147	$417,983
Interest expense	—		(4,848)	(4,848)
Taxes	—		(163,272))	(163,272)
Depreciation	—	(22,929)	(2,643)	(2,643)
Amortization	—		(128,048)	(128,048)
Net income (loss)	$(115,490)	$(37,603)	$174,815	$96,243

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2014 and December 31, 2013 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

REVENUE.  Revenue for the year ended December 31, 2014 decreased by $170,053 or 6.7% from $2,553,749 for the year ended December 31, 2013 to $2,383,696 for the same period in 2014. Internet sales decreased $475,112 or 19.8.6% from $2,397,557 for the year ended December 31, 2013 to $1,922,445 for the same period in 2014. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Table of Contents	8

Real estate sales in 2014 were $341,563, an increase of $248,563 over the 2013 amount of $93,000, due to more houses sold at higher prices. Rental income in 2014 was $119,688, an increase of $56,496 over the 2013 amount of $63,192, due to more united being rented. During 2013 and 2014, Sitestar has concentrated its real estate resources in the rental use of properties as opposed to resale. Rental use of properties generates a larger return on investment and revenue stream over time than a sale but does not generate large current revenue compared to a sale of the properties. There is a strong demand for rental property in the geographic locations where the Company’s properties are located and given the current inventory of single family houses, rental income with the higher return on investment will provide a superior revenue stream for the future years.

COST OF REVENUE.  Total costs of revenue for the year ended December 31, 2014 decreased by $234,247 or 17.5% from $1,340,330 for the year ended December 31, 2013 to $1,106,083 for the same period in 2014.  Total cost of revenue as a percentage of sales decreased 6.1% from 52.5% for the year ended December 31, 2013 to 46.4% for the same period in 2014. Internet cost of revenue decreased 12.5% as a percentage of revenue resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners. Real estate costs increased $232,927 or 120.2% from $193,795 to $426,722 for the same period in 2014. Theses costs contain a fair value adjustment of $43,452 which continues to reflect the economic conditions of the Lynchburg-Roanoke housing martket. These costs also include the cost of properties sold as well as rental expenses and is a reflection of the concentration of resources being applied to refurbishing properties for rental use and not for resale. Costs of revenue for rental properties are minimal compared to recognition of costs of revenue of properties sold.

OPERATING EXPENSES.    Selling, general and administrative expenses decreased $133,708 or 14.1% from $951,111 for the year ended December 31, 2013 to $817,403 for the same period in 2014. This is due primarily to recognition of impairment to goodwill  only in 2013, decrease in wages and bad debt expenses. The impairment of goodwill is the result of declining revenue in the Internet Service Provider division. Discounted cash flows of this division have eroded the basis of the goodwill resulting in impairment to the valuation. Professional fees increased while bad debts and wages decreased all contributing to a relatively flat change in operating expenses for the year.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2013 decreased by $2,443 or 50.4% from $4,848 for the year ended December 31, 2013 to $2,405 for the same period in 2014.

INCOME TAXES.  For the years ended December 31, 2014 and 2013 corporate income tax expense of $74,275 and $163,272 were incurred . While the Company does not anticipate a tax liability resulting from the consolidated corporate tax return, the deferred tax asset associated with the timing differences of book and tax income provides a recognition of income tax expense that will evolve over the life of the timing differences.

BALANCE SHEET.   Net accounts receivable decreased $13,318 or 37.9% from $35,129 on December 31, 2013 to $21,811 on the same date in 2014. Real estate holdings increased $156,857 or 4.8% from $3,243,606 on December 31, 2013 to $3,400,463 on December 31, 2014. This increase is the result of investing in real estate to employ idle cash. Real estate held for resale decreased $419,380 for the year ended December 31, 2014 while real estate held for investment increased $576,237 in the same time period reflecting the Company’s focus on increasing rental properties over sales.  Deferred tax assets decreased $74,276 from $74,276 on December 31, 2013 to $0 on December 31, 2014.  This is due to the recognition of tax benefits of timing differences of certain tax deductions. Accounts payable increased by $2,842 or 23.4% from 12,121 on December 31, 2013 to $14,963 on December 31, 2014. Accrued expenses increased by $15,186 or 79.4% from $19,129 on December 31, 2013 to $34,315 on December 31, 2014.  Deferred revenue decreased by $39,458 or 12.6% from $312,898 on December 31, 2013 to $273,440 on December 31, 2014 representing corresponding reduced revenue from which customers have prepaid services on December 31, 2014.

Table of Contents	9

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $369,694 and $118,469 at December 31, 2014 and 2013. EBITDA was $480,268 for the year ended December 31, 2014 as compared to $492,167 for the year ended December 31, 2013 .

	2014	2013
EBITDA for the year ended December 31,	$480,268	$395,054
Interest expense	(2,405)	(4,848)
Tax expense	(74,275)	(163,272)
Depreciation	(19,405)	(2,643)
Amortization	—	(128,048)
Net income for the year ended December 31,	$384,183	$96,243

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category decreased from 11.0% of total accounts receivable from December 31, 2013 to 65.0% on December 31, 2014.  The balance in the 30+ day category decreased from 21.0% to 26.0% of total accounts receivable from December 31, 2013 to December 31, 2014.  The balance in the 60+ day category increased from 68% to 9% of total accounts receivable from December 31, 2013 to December 31, 2014.

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

The aging of accounts receivable as of December 31, 2014 and 2013 is as shown:

	2014		2013
Current	$14,185	65%	$4,021	11%
30+	5,577	26%	7,273	21%
60+	2,049	9%	23,835	68%
90+	—	—%	—	—%
Total	$21,811	100%	$35,129	0%

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

ITEM 7A.  QUANTATITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

Table of Contents	10

ITEM 8.  FINANCIAL STATEMENTS

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	12

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2014 and 2013	13

Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013	14

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014 and 2013	15

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013	16

Notes to Consolidated Financial Statements	17-24

Table of Contents	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SiteStar Corporation

Lynchburg, VA 24502-2334

We have audited the accompanying balance sheets of SiteStar Corporation as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. SiteStar Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SiteStar Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Ciro E. Adams, CPA, LLC

Wilmington, DE 19806-1004

 April 1, 2015

Table of Contents	12

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 and 2013

	2014	2013
ASSETS
Real estate – held-for-resale	$2,293,061	$2,712,441
Real estate – held-for-investment, net	1,107,402	531,165
Cash and cash equivalents	369,694	118,469
Accounts receivable, net	21,811	35,129
Prepaid expenses	1,340	1,394
Property and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Deferred tax assets, net	—	74,276
Other assets	200,056	217,563

TOTAL ASSETS	$5,306,172	$5,003,245

LIABILITIES
Accounts payable	$14,963	$12,121
Accrued expenses	34,315	19,129
Deferred revenue	273,440	312,898
Notes payable	900,615	900,615
Notes payable - stockholder	—	59,826

TOTAL LIABILITIES	1,223,333	1,304,589

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value, 300,000,000 shares authorized and 91,326,463 shares issued in 2014 and 2013, and 74,085,705 shares outstanding in 2014 and 2013.	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury Stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,099,916)	(9,484,099)
Total stockholders' equity	4,082,839	3,698,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,306,172	$5,003,245

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	13

 SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
REVENUE
Internet	$1,922,445	$2,397,557
Real estate	461,251	156,192
	2,383,696	2, 553,749
COST OF REVENUE
Internet	679,361	1,146,535
Real estate	426,722	193,795
	1,106,083	1,340,330
GROSS PROFIT	1,277,613	1,213,419

OPERATING EXPENSES
Selling, general and administrative expenses	817,403	829,046
Goodwill impairment	—	122,065
TOTAL OPERATING EXPENSES	817,403	951,111

INCOME (LOSS) FROM OPERATIONS	460,210	262,308

OTHER INCOME (EXPENSES)
Other income	653	2,055
Interest expense	(2,405)	(4,848)
TOTAL OTHER INCOME (EXPENSES)	(1,752)	(2,793)

INCOME (LOSS) BEFORE INCOME TAXES	458,458	259,515

INCOME TAX EXPENSE	74,275	163,272

NET INCOME (LOSS)	$384,183	$96,243

BASIC AND DILUTED INCOME PER SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	14

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2012	74,085,705	$91,326	$13,880,947	$(789,518)	$(9,580,342)	$3,602,413
Net income	—	—	—	—	96,243	96,243
Balance at December 31, 2013	74,085,705	91,326	13,880,947	(789,518)	(9,484,099)	3,698,656
Net income					384,183	384,183
Balance at December 31, 2014	74,085,705	$91,326	$13,880,947	$(789,518)	$(9,099,916)	$4,082,839

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	15

 SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$384,183	$96,243
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	19,405	153,620
Allowance for doubtful accounts	(2,624)	2,133
Inventory obsolescence	17,509	—
(Increase) decrease in accounts receivable	15,942	(6,774)
(Increase) decrease in prepaid expenses	54	49,017
(Increase) decrease in real estate held-for-resale	(271,787)	(136,075)
(Increase) decrease in real estate held-for-investment	—	(151,973)
Fair value adjustment to real estate held-for-resale	43,452	—
(Increase) decrease in deferred income taxes	74,275	135,423
(Increase) decrease in deferred taxes valuation allowance	61,619	—
Increase (decrease) in accounts payable	2,842	(20,758)
Increase (decrease) in accrued expenses	5,639	(25,945)
Increase (decrease) in deferred revenue	(39,458)	(74,359)
Net cash provided by (used in) operating activities	311,051	(40,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets held for resale	—	5
Purchase of customer list	—	534
Net cash provided by investing activities	—	539

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable – stockholders	—	—
Purchase of treasury stock	—	—
Repayment of notes payable – stockholders	(59,826)	9,544
Net cash (used in) financing activities	(59,826)	9,544

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	251,225	(30,121)
Cash and cash equivalents - beginning of year	118,469	148,590
CASH AND CASH EQUIVALENTS - END OF YEAR	$369,694	$118,469

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For 2014 and 2013, the Company paid $0 and $0 of income taxes and paid interest expense of $2,405 and $4,849.

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:

For 2014, Sitestar reclassified $592,642 from real estate held-for-resale to real estate held-for-investment.

Table of Contents	16

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Table of Contents	17

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Real Estate – Held-for-Investment

Real estate is carried at cost, net of accumulated depreciation of $42,334. Once a property is ready for rental use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home. Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 27.5-year estimated life with no salvage value.

Building depreciation was $19,405 and $22,929 in 2014 and 2013.

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

For 2014 and 2013, bad debt expense was $20,213 and $58,596. As of December 31, 2014 and 2013, accounts receivable consists of the following:

	2014	2013
Gross accounts receivable	$22,934	$38,876
Less allowance for doubtful accounts	(1,123)	(3,747)
	$21,811	$35,129

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

Table of Contents	18

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. The Company conducted its annual goodwill impairment test as of December 31, 2014 and 2013 and determined no impairment charge was necessary in 2014, however, at December 31, 2013, the Company determined that the carrying value of Goodwill exceeded its fair value and recorded a goodwill impairment charge of $122,065 in 2013.

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

Revenue from real estate sales was $341,563 and $93,000 in 2014 and 2013.

Table of Contents	19

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Real estate – held-for-investment

Rental revenue from real estate – held-for-investment attributable to residential leases is recorded when due from residents, which approximates the amount that would result from straight-lining rents over the lease term. The initial term of our residential leases is generally one year, with renewals upon consent of both parties on an annual or monthly basis.

Rental revenue was $119,588 and $63,192 in 2014 and 2013.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as they are incurred.  These expenses for the years ended December 31, 2014 and 2013 were approximately $9,000 and $15,000, respectively.

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

	2014	2013
Net income available to common shareholders	$384,183	$96,243
Weighted average number of common shares	74,085,705	74,085,705
Basic and diluted income per share	$.01	$.00

Comprehensive Income

As of and for the years ended December 31, 2014 and 2013, the Company had no items that represent other comprehensive income and therefore, has not included a schedule of comprehensive income in the consolidated financial statements.

Recently Issued Accounting Pronouncements

No new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

Table of Contents	20

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Land	$10,000	$10,000
Building	213,366	213,366
Automobile	11,500	11,500
Computer equipment	1,164,061	1,164,061
Furniture and fixtures	59,862	59,862
	1,458,789	1,458,789
Less accumulated depreciation	(1,312,475)	(1,312,475)
	$146,314	$146,314

Depreciation expense was $0 and $2,643 for 2014 and 2013.

NOTE 3 NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At December 31, 2014 and 2013, the balance consist of the following:

	2014	2013
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty six monthly installments starting January 2008.	$900,615	$900,615

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

Table of Contents	21

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 4 NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2014 and 2013 consist of the following:

	2014	2013
Note payable to stockholder. The note is payable on January 1, 2020 and bears interest at an annual rate of 10.0%.	$—	$59,826
	—	59,826
Less current portion	—	—

Long-term portion	$—	$59,826

This note was paid during 2014.

NOTE 5 COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and retail stores under non-cancelable operating leases. Total rent expense for the years ended December 31, 2014 and 2013 was $109,653 and $71,690, respectively.  Related party rent expense for each year is $54,000.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Year ended December 31,
2015	$55,200
2016	48,000
2017	16,000
Total	$119,200

NOTE 6 STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion.  As of December 31, 2014, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

None.

Table of Contents	22

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 7 INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2014 and 2013 included the following:

	2014	2013
Current provision:
Federal	$—	$—
State	—	—
Deferred provision:
Federal	114,529	137,465
State	21,815	25,807
Valuation allowance	(61,619)	—
Total income tax provision	$74,276	$163,272

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant components of the Company's deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Accounts receivable	$1,123	$2,256
Amortization of Intangible assets	2,359,505	2,494,267
Less valuation allowance	(2,360,628)	(2,422,247)
Deferred tax asset	$—	$74,276

NOTE 8 RELATED PARTY TRANSACTIONS

The Company leases its office building in Lynchburg, Virginia from its Director and CEO on a five-year lease expiring April 30, 2017.  For the years ended December 31, 2014 and 2013, the Company paid $48,000 and $48,000 for rent on this office building. In addition, the Company rents a house used for storage of appliances and supplies which is located in Salem VA. This property is also leased from the same Company director and CEO at an annual rent of $6,000.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2014 and 2013:

Table of Contents	23

SITESTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31, 2014
	Corporate	Real Estate	Internet	Consolidated
Revenue	$—	$461,251	$1,922,445	$2,383,696
Operating income (loss)	$(135,922)	$34,529	$561,603	$460,210
Depreciation and amortization	$—	$19,405	$—	$19,405
Interest expense	$—		$(2,405)	$(2,405)
Goodwill	$—		$1,166,494	$1,166,494
Identifiable assets	$—	$3,400,463	$1,905,709	$5,306,172

	December 31, 2013
	Corporate	Real Estate	Internet	Consolidated
Revenue	$—	$156,192	$2,397,557	$2,553,749
Operating income (loss)	$(115,490)	$(37,603)	$415,401	$262,308
Depreciation and amortization	$—	$22,929	$130,691	$153,620
Interest expense	$—		$(4,848)	$(4,848)
Goodwill	$—		$1,166,494	$1,166,494
Identifiable assets	$—	$3,243,606	$1,759,639	$5,003,245

NOTE 13 - SUBSEQUENT EVENTS

None.

Table of Contents	24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

The management of Sitestar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluation, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

Table of Contents	25

We did not maintain appropriate controls over changes to the list of key individuals, and changes to the list tracking the number of shares held by key individuals, in the shareholder database.  The Company, during this next quarter, will have an appropriate individual periodically review the list of key individuals and the complete and accurate reporting of their records in the proper periods.

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

Table of Contents	26

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

Name	Age	Position	Director since
Frank R. Erhartic, Jr.	46	President, CEO, Director	2001
Daniel Judd	58	CFO, Director	2004
Jeff Moore		Director	2013

Frank Erhartic, Jr., 46, Mr. Erhartic guides Sitestar’s long-term market strategies and investments, oversees all product research and development and leads the company’s day-to-day operations.  An entrepreneur, Mr. Erhartic founded Computers by Design, a Sitestar subsidiary, in 1985 as a software development and computer services company while pursuing his high school diploma and later created a toner remanufacturing division called CBD Toner Recharge.  In 1996, Mr. Erhartic started Lynchburg.net an Internet Service Provider which was acquired by Sitestar in 2000.  He was named President and CEO in 2002, and has led the growth of the Company’s customer base through a series of acquisitions.  Mr. Erhartic has MCSE, Novell Netware and A+ certifications and is a graduate of Virginia Tech with degrees in both Management and Finance.

Table of Contents	27

Dan Judd, 57, Mr. Judd has over thirty five years of experience in accounting and management, he oversees financial reporting, planning, mergers and acquisitions, and finance support for all business operations.  Before joining Sitestar in 2003, Mr. Judd ran his own accounting firm, Judd Enterprises, Inc., specializing in both taxes and accounting.  He also held management positions in manufacturing and wholesale companies.  Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science degree in Commerce from the University of Virginia.

Jeffrey Moore, a landlord and value investor focused on real estate and common stocks. He is a founder and Presiding Partner M & M Investments, a family investment partnership that invests in value micro-cap securities. Previously, Mr. Moore served multiple terms on the board of a 209 unit homeowner's association. He presently serves on the board and as the secretary of a neighborhood association in Lexington, KY. Mr. Moore has earned a B.A. of General Studies at Eastern Kentucky University.

TERM OF DIRECTORS:

Director	Expiration of term
Frank R. Erhartic, Jr.	December 31, 2014
Dan Judd Jeff Moore	December 31, 2014 Next shareholder meeting

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr.	2014	48,577							48,577
Principal Executive Officer (PEO)	2013	48,577							48,577
Daniel Judd,	2014	48,200							48,200
Principal Financial Officer (PFO)	2013	48,200							48,200

Frank R. Erhartic, Jr., President, CEO and Director, earned a salary of $48,577 and $48,577 for the years ended December 31, 2014 and 2013, respectively.  He received no other compensation.  Daniel Judd, CFO and Director earned a salary of $48,200 and $48,200 for the years ended December 31, 2014 and 2013, respectively.  He received no other compensation.

Table of Contents	28

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Award			Estimated Future Payouts Under Equity Incentive Plan Award			All Other Stock Awards: Number of Shares	All Other Options Awards: Number of Securities Under-	Exercise of Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Of Stocks or Units (#)	Laying Options (#)	Awards ($/Sh)
PEO	N/A
PEO	N/A

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2014 and 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Otion Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, United or other rights that have not vested(#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units of Other Rights that have not vested($)
PEO	N/A
PEO	N/A

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2014 and 2013.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank R, Erhartic, Jr., Director							$0.00
Daniel Judd, Director							$0.00
Jeff Moore, Director							$0.00

There were no Director compensation other than salary for the years ended December 31, 2014 and 2013.

Table of Contents	29

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 30, 2015 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent Of Class (2)
Frank and Julie Erhartic 7109 Timberlake Road Lynchburg, VA 24502	24,883,980	33.6%
Daniel A. Judd 7109 Timberlake Road Lynchburg, VA 24502	133,865	00.18%
Jeff Moore 7109 Timberlake Road Lynchburg, VA 24502	5,423,373	7.3%
All directors and officers as a group (3 person)	30,441,218	41.1%

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 74,085,705 shares of common stock outstanding as of March 30, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company leases its office building in Lynchburg, Virginia from its Director and CEO on a five-year lease expiring April 30, 2017.  For the years ended December 31, 2014 and 2013, the Company paid $48,000 and $48,000 for rent on this office building. In addition, the Company rents a house used for storage of appliances and supplies which is located in Salem VA. This property is also leased from the same Company director and CEO at an annual rent of $6,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2014 and 2013:

Fees paid to Ciro E. Adams, CPA, LLC:

	2014	2013
Audit fees	$57,500	$42,500
Audit related fees	5,000	—
Tax	2,500	—
Other	—	—
	$65,000	$42,500

Table of Contents	30

AUDIT COMMITTEE

The Company does not have an audit committee.

Table of Contents	31

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit		Description	Filed
3.1	(i)	Articles of Incorporation of the Registrant (December 17, 1992)	a
3.1	(ii)	Amended Articles of Incorporation (July 29, 1998)	a
3.1	(iii)	Amended Articles of Incorporation (October 26, 1998)	a
3.1	(iv)	Amended Articles of Incorporation (July 14, 1999)	a
3.1	(v)	Amended Articles of Incorporation (July 28, 1999)	a
3.2	(i)	By-laws of the Registrant (December 17, 1992)	a
4.2		Convertible Debenture Purchase Agreement dated as of May 11, 2000 between the investors named therein and the Registrant	c
4.3		12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of New Millenium Capital Partners II, L.L.C.	c
4.4		12% Convertible Debenture due May 11, 2001 made by the Registrant in favor of AJW Partners, L.L.C.	c
4.5		Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to New Millenium Capital Partners, L.L.C.	c
4.6		Stock Purchase Warrant dated as of May 11, 2000 issued by Registrant to AJW Partners, L.L.C	c
4.7		Registration Rights Agreement dated as of May 11, 2000 by and between the Registrant and the investors named therein.	c
10.1		Lease for Corporate Office	b
10.13		Statement of changes in beneficial ownership of securities.	k
10.14		Definitive Purchase Agreement to acquire certain assets of Idacomm, Inc, effective September 16, 2005.	l
10.15		Definitive Purchase Agreement to acquire Inc, effective January 1, 2006	m
10.16		Amendment to report audited financial statements for Definitive Purchase Agreement to acquire Inc.	n
10.17		Definitive Purchase Agreement to acquire certain assets of First USA, Inc, effective July 1, 2006.	o
10.18		Definitive Purchase Agreement to acquire certain assets of OW Holdings, Inc, effective February 28, 2007.	p
SCHEDULE 21, LIST OF SUBSIDIARIES
Sitestar.net FRE Enterpises, Inc. Advanced Internet Services, Inc. NetRover Inc.
31.1		Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	q
32		Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	q

Table of Contents	32

a	Filed as an exhibit to the Registrant's Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999 and incorporated herein by reference.

b	Filed as an exhibit to the Registrant's Form-10SB filed with the Securities and Exchange Commission on October 28, 2006 and incorporated herein by reference.

c	Filed as an exhibit to the Registrant's SB-2 Registration Statement, File No. 333-39660, filed on June 20, 2000 and incorporated herein by reference.

k	Filed as an exhibit to Registrant’s Form SC 13G/A filed with the Securities and Exchange Commission on February 9, 2005

l	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2005

m	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 1, 2006

n	Filed as an exhibit to Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on March 22, 2006

o	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 6, 2006

p	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2007

q	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Erhartic, Jr.	President, Chief Executive	04/1/15
Frank Erhartic, Jr.	Officer, Director (Principal Executive Officer)

/s/ Daniel A. Judd	Chief Financial Officer	04/1/15
Daniel A. Judd	(Principal Financial Officer, Principal Accounting Officer)

Table of Contents	33