Form 10-Q
period 2015-03-31
SITESTAR CORP
filed 2015-05-15
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 74,085,705 shares of common stock with a par value of $0.001 per share outstanding at May 15, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

	2015 (Unaudited)	2014
ASSETS
ASSETS
Real estate – held-for-resale	$2,335,410	$2,293,061
Real estate - held for investment, net	1,276,968	1,107,402
Cash and cash equivalents	124,864	369,694
Accounts receivable, net	15,305	21,811
Prepaid expenses	1,340	1,340
Property, plant and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Other assets	200,052	200,056
Total assets	$5,266,747	$5,306,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$31,664	$14,963
Accrued expenses	32,437	34,315
Deferred revenue	284,151	273,440
Notes payable	900,615	900,615
Total liabilities	1,248,867	1,223,333

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2015 and 2014 and 74,085,705 shares outstanding in 2015 and 2014	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,164,875)	(9,099,916)

Total stockholders’ equity	4,017,880	4,082,839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,266,747	$5,306,172

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	1

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDEDM MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
REVENUE
Internet	$418,974	$519,235
Real estate	37,975	159,889
	456,949	679,124

COST OF REVENUE
Internet	154,129	198,776
Real estate	15,790	138,680
	169,919	337,456

GROSS PROFIT	287,030	341,668

OPERATING EXPENSES:
Selling general and administrative expenses	350,067	288,908

INCOME (LOSS) FROM OPERATIONS	(63,037)	52,760

OTHER INCOME (EXPENSES):
Other income (expense)	(1,922)	586
Interest expense	—	(1,164)
TOTAL OTHER INCOME (EXPENSE)	(1,922)	(578)

INCOME (LOSS) BEFORE INCOME TAXES	(64,959)	52,182

INCOME TAXES (EXPENSE) BENEFIT	—	—

NET INCOME (LOSS)	$(64,959)	$52,182

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	2

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,959)	$52,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,512	5,278
Allowance for doubtful accounts	(356)	(2,223)
(Increase) decrease in accounts receivable	6,866	13,575
(Increase) decrease in prepaid expenses	—	47
(Increase) decrease in real estate held for investment	(42,349)	(54,209)
(Increase) decrease in real estate held for resale	(178078)
Decrease in accounts payable	16,701	16,407
Increase (decrease) in accrued expenses	(1,878)	1,391
Decrease in deferred revenue	10,711	4,807

Net cash provided by (used in) operating activities	(244,830)	37,255

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	—	—

Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	—	—

Net cash provided by (used in) financing activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244,830)	37,255

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	369,694	118,469
CASH AND CASH EQUIVALENTS – END OF PERIOD	$124,864	$155,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the three months ended March 31, 2015 and 2014, the Company paid $0 and $0 of income taxes and paid interest expense of $0 and $1,164.

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	3

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by SiteStar Corporation (the “Company” or “SiteStar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Significant Accounting Policies

See the Notes to Consolidated Financial Statements in the Company’s 2014 Annual Report on Form 10-K.

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

For the three months ended March 31, 2015 and 2014:

	2015	2014
Net income (loss) available to common shareholders	$(64,959)	$52,182
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

NOTE 2 – COMMON STOCK

During the three months ended March 31, 2015 and 2014, the Company issued no shares of common stock and repurchased no treasury shares.

NOTE 3 – SEGMENT INFORMATION

The Company has three business units with separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into three reportable segments: Corporate, Real estate and Internet.  The Corporate group is the holding company which oversees the operations of the Internet group and arranges financing. The real estate group invests in, refurbishes and markets real estate for resale.  The Internet group provides Internet access to customers throughout the U.S. and Canada. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

Table of Contents	4

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended March 31, 2015 and 2014:

March 31, 2015

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$37,975	$418,974	$456,949
Operating income (loss)	$(199,154)	$22,185	$113,932	$(63,037)
Depreciation and amortization	$—	$8,512	$—	$8,512
Interest expense	$—	$—	$—	$—
Real estate	$—	$3,612,378	$—	$3,6120378
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,612,378	$1,684,369	$5,296,747

March 31, 2014

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$159,889	$519,235	$679,124
Operating income (loss)	$(59,999)	$12,794	$98,664	$52,760
Depreciation and amortization	$—	$—	$5,278	$5,278
Interest expense	$—	$—	$1,164	$1,164
Real estate	$—	$3,292,537	$—	$3,292,537
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,292,537	$1,785,495	$5,078,032

NOTE 4 - NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At March 31, 2015, and December 31, 2014, the balance consist of the following:

	2015	2014
Non-interest bearing amount due on acquisition of USA Telephone customers per contract payable in thirty six monthly installments starting January 2008.	$900,615	$900,615

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference is tentatively to be scheduled for some time in June. Management is vigorously defending this claim.

Table of Contents	5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes for the year ended December 31, 2014 included in the Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Table of Contents	6

Results of operations

The following tables show financial data for the three months ended March 31, 2015.

	Corporate	Internet	Real estate	Total
Revenue	$—	$418,974	$37,975	$456,949
Cost of revenue	—	154,129	15.790	169,919

Gross profit	—	264,845	22,185	287,030

Operating expenses	199,154	150,913	—	350,067

Income (loss) from operations	(199,154)	113,932	22,185	(63,037)
Other income (expense)	—	(1,922)	—	(1,922)

Income (loss) before income taxes	(199,154)	112,010	22,185	(64,959)
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(199,154)	$112,010	$22,185	$(64,959)

The following tables show financial data for the three months ended March 31, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$519,235	$159,889	$679,124
Cost of revenue	—	198,776	138,680	337,456

Gross profit	—	320,459	21,209	341,668

Operating expenses	59,999	221,795	7,114	288,908

Income (loss) from operations	(59,999)	98,664	14,095	52.760
Other income (expense)	—	(578)	—	(578)

Income (loss) before income taxes	(59,999)	98,086	14,095	52,182
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(59,999)	$98,086	$14,095	$52,182

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2015 and 2014.

Table of Contents	7

For the three months ended March 31, 2015

	Corporate	Internet	Real estate	Total
EBITDA	$(199,154)	$112,010	$30,697	$(56,447)
Interest expense	—	—	—	—
Taxes	—	—	—	—
Depreciation	—	—	(8,512)	(8,512)
Amortization	—	—	—	—

Net income (loss)	$(199,154)	$112,010	$22,185	$(64,959)

For the three months ended March 31, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(59,999)	$99,250	$18,072	$58,624
Interest expense	—	(1,164)	—	(1,164)
Taxes	—	—	—	—
Depreciation	—	—	(5,278)	(5,278)
Amortization	—	—	—	—

Net income (loss)	$(59,999)	$98,086	$12,794	$52,182

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014

REVENUE

Total revenue for the three months ended March 31, 2015 decreased by $222,175 or 32.7% from $679,124 for the three months ended March 31, 2014 to $456,949 for the same period in 2015.

Internet sales decreased $100,261 or 19.3% from $519,235 for the three months ended March 31, 2014 to $418,974 for the same period in 2015. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Real estate sales decreased $121,914 or 76.2% from $159,889 for the three months ended March 31, 2014 to $37,975 for the same period in 2015. This represents the sale of a residential property for $140,000 in 2014 but not in 2015.

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

COST OF REVENUE

Total costs of revenue for the three months ended March 31, 2015 decreased by $176,049 or 52.2% from $337,456 for the three months ended March 31, 2014 to $161,407 for the same period in 2015.

Table of Contents	8

Cost of Internet revenue decreased $44,647 or 22.5% from $198,776 for the three months ended March 31, 2014 to $154,129 for the same period in 2015. Internet cost of revenue decreased 1.5% as a percentage of revenue resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners.

Cost of real estate revenue decreased $122,890 or 88.6% from $138,680 for the three months ended March 31, 2014 to $15,790 for the same period in 2015. The decrease in real estate cost of revenue is a reflection of the costs associated with the sale of a residential property in 2014 but not in 2015. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2015 increased $61,159 or 21.2% from $288,908 for the three months ended March 31, 2014 to $350, for the same period in 2015. This increase is primarily due to an increase in professional fees for the three months ended March 31, 2015 compared to the same period in 2014.

INCOME TAXES

For the three months ended March 31, 2015 and March 31, 2014 corporate income tax expenses of $0 and $0 were accrued.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2015 decreased by $1,164 or 100.0% from $1,164 for the three months ended March 31, 2014 to $0 for the same period in 2015. The debt of this interest expense was paid off during 2014.

FINANCIAL CONDITION

Net accounts receivable decreased $6,506 or 29.8% from $21,811 on December 31, 2014 to $15,305 on March 31, 2015.  Real estate increased net $211,915 or 6.2% from $3,400,463 on December 31, 2014 to $3,612,378 on March 31, 2015. Real estate held for investment increased $169,566 or 15.3% representing an increase in properties that have been refurbished and ready for rental placement, shifting costs from real estate held for resale which increased $42,349 or 1.8% to $2,335,410 on March 31, 2015 from $2,293,061 on December 31, 2014. Accounts payable increased by $16,701 or 111.6% from $14,963 on December 31, 2014 to $31,664 on March 31, 2015. Professional fees incurred are the reason for the increase. Deferred revenue increased by $10,711 or 3.9% from $273,440 on December 31, 2014 to $284,151 on March 31, 2015 representing increased volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $154,864 and $369,694 at March 31, 2015 and at December 31, 2014. EBITDA was $(26,447) for the three months ended March 31, 2015 as compared to $58,624 for the same period in 2014.

	2015	2014
EBITDA for the three months ended March 31,	$(56,477)	$58,624
Interest expense	—	(1,164)
Taxes	—	—
Depreciation	(8,512)	(5,278)
Amortization	—	—

Net Income for the three months ended March 31,	$(64,959)	$52,182

Table of Contents	9

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category increased from 51.0% of total accounts receivable from December 31, 2014 to 69.0% on March 31, 2015.  The balance in the 30+ day category decreased 8% from 23.0% of total accounts receivable from December 31, 2014 to 15% on March 31 2015.  The balance in the 60+ day category decreased from 26% to 16% of total accounts receivable from December 31, 2014 to March 31, 2015.

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

The aging of accounts receivable as of March 31, 2015 and December 31, 2014 is as shown:

	2015		2014
Current	$10,591	69%	$12,158	51%
30 < 60	2,337	15%	5,392	23%
60+	2,377	16%	6,227	26%

Total	$15,305	100%	$23,777	100%

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference is tentatively to be scheduled for some time in June. Management is vigorously defending this claim.

OFF-BALANCE SHEET TRANSACTIONS

The Company is not a party to any off-balance sheet transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

Table of Contents	10

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Management’s Report on Internal Control over Financial Reporting

The management of SiteStar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluation, we identified the following material weakness in our internal control over financial reporting as of March 31, 2015:

•	We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

•	We did not maintain appropriate controls over changes to the list of key individuals, and changes to the list tracking the number of shares held by key individuals, in the shareholder database. The Company, during this next quarter, will have an appropriate individual periodically review the list of key individuals and the complete and accurate reporting of their records in the proper periods.

Table of Contents	11

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Contents	12

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference is tentatively to be scheduled for some time in June. Management is vigorously defending this claim.

Item 1A.   Risk Factors

Not required for small business.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Table of Contents	13

Item 5.     Other Information

None

Item 6.     Exhibits

(a)        The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION
Date: May 15, 2015
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Cheif Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: May 15, 2015
	By:	/s/ Daniel A. Judd
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer

Table of Contents	15