Form 10-Q
period 2015-06-30
SITESTAR CORP
filed 2015-08-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 74,085,705 shares of common stock with a par value of $0.001 per share outstanding at August 14, 2015.

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

 PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

 SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

	2015 (Unaudited)	2014
ASSETS
Real estate – held-for-resale	$2,394,825	$2,293,061
Real estate - held for investment, net	1,281,590	1,107,402
Cash and cash equivalents	155,493	369,694
Accounts receivable, net	20,187	21,811
Prepaid expenses	1,361	1,340
Property, plant and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Other assets	200,052	200,056
Total assets	$5,366,316	$5,306,172

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Accounts payable	$33,873	$14,963
Accrued expenses	36,654	34,315
Deferred revenue	273,085	273,440
Notes payable	900,615	900,615
Total liabilities	1,244,227	1,223,333

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2015 and 2014 and 74,085,705 shares outstanding in 2015 and 2014	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,060,666)	(9,099,916)
Total stockholders’ equity	4,122,089	4,082,839
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,366,316	$5,306,172

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	1

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
REVENUE
Internet	$407,079	$499,618
Real estate	23,823	31,820
	430,902	531,438
COST OF REVENUE
Internet	116,513	175,836
Real estate	29,140	14,147
	145,653	189,983
GROSS PROFIT	285,249	341,455
OPERATING EXPENSES:
Selling general and administrative expenses	180,589	187,632
INCOME (LOSS) FROM OPERATIONS	104,660	153,823
OTHER INCOME (EXPENSES):
Other income (expense)	(452)	(54)
Interest expense	—	(1,201)
TOTAL OTHER INCOME (EXPENSE)	(452)	(1,255)
INCOME (LOSS) BEFORE INCOME TAXES	104,208	152,568
INCOME TAXES (EXPENSE) BENEFIT	—	(74,275)
NET INCOME (LOSS)	$104,208	$78,293
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	2

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
REVENUE
Internet	$826,053	$1,018,854
Real estate	61,798	191,708
	887,851	1,210,562
COST OF REVENUE
Internet	270,642	374,612
Real estate	44,930	159,939
	315,572	534,551
GROSS PROFIT	572,279	676,011
OPERATING EXPENSES:
Selling general and administrative expenses	530,656	469,429
INCOME (LOSS) FROM OPERATIONS	41,623	206,582
OTHER INCOME (EXPENSES):
Other income (expense)	(2,374)	533
Interest expense	—	(2,365)
TOTAL OTHER INCOME (EXPENSE)	(2,374)	(1,832)
INCOME (LOSS) BEFORE INCOME TAXES	39,249	204,750
INCOME TAXES (EXPENSE) BENEFIT	—	(74,275)
NET INCOME (LOSS)	$39,249	$130,475
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	3

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,249	$130,475
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,108	10,831
Allowance for doubtful accounts	(362)	(2,689)
Deferred income taxes	—	26,767
(Increase) decrease in accounts receivable	1,986	15,942
(Increase) decrease in prepaid expenses	(21)	34
(Increase) decrease in real estate held for investment	37,824	(158,388)
(Increase) decrease in real estate held for resale	(293,059)
Decrease in accounts payable	(18,910)	44,483
Increase (decrease) in accrued expenses	2,339	60,985
Decrease in deferred revenue	(355)	(8,724
Net cash provided by (used in) operating activities	(214,201)	119,716

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	—	—
Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	—	—
Net cash provided by (used in) financing activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(214,201)	119,716
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	369,694	118,469
CASH AND CASH EQUIVALENTS – END OF PERIOD	$155,493	$238,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the six months ended June 30, 2015 and 2014, the Company paid $0 and $0 of income taxes and paid interest expense of $0 and $0.

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:

For the six months ended June 30, 2015, the Company reclassified $191,926 from real estate held-for-resale to real estate held-for-investment.

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	4

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by SiteStar Corporation (the “Company” or “SiteStar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

For the three months ended June 30, 2015 and 2014:

	2015	2014
Net income (loss) available to common shareholders	$104,208	$78,293
Weighted average number of common shares	74,085,705	74,085,705
Basic and diluted income per share	$0.00	$0.00

For the six months ended June 30, 2015 and 2014:

	2015	2014
Net income (loss) available to common shareholders	$39,249	$130,475
Weighted average number of common shares	74,085,705	74,085,705
Basic and diluted income per share	$0.00	$0.00

NOTE 2 – COMMON STOCK

During the six months ended June 30, 2015 and 2014, the Company issued no shares of common stock and repurchased no treasury shares.

Table of Contents	5

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended June 30, 2015 and 2014:

June 30, 2015

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$23,823	$407,079	$430,902
Operating income (loss)	$(180,589)	$(5,317)	$290,566	$104,660
Depreciation and amortization	$—	$8,512	$—	$8,512
Interest expense	$—	$—	$—	$—
Real estate	$—	$3,676,415	$—	$3,676,415
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,676415	$1,689,901	$5,366,316

June 30, 2014

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$31,820	$499,618	$531,438
Operating income (loss)	$(33,679)	$17,673	$136,149	$153,823
Depreciation and amortization	$—	$5,553	$—	$5,553
Interest expense	$—	$—	$1,201	$1,201
Real estate	$—	$3,391,165	$—	$3,291,165
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,391,165	$1,791,792	$5,182,957

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the six months ended June 30, 2015 and 2014:

June 30, 2015

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$61,798	$826,053	$887,851
Operating income (loss)	$(530,656)	$44,930	$270,642	$41,623
Depreciation and amortization	$—	$17,108	$—	$17,108
Interest expense	$—	$—	$—	$—
Real estate	$—	$3,676,415	$—	$3,676,415
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,676,415	$1,689,901	$5,366,316

Table of Contents	6

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3 – SEGMENT INFORMATION, continued

June 30, 2014

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$191,708	$1,018,854	$1,210,562
Operating income (loss)	$(93,678)	$31,769	$98,664	$52,760
Depreciation and amortization	$—	$10,831	$—	$10,831
Interest expense	$—	$—	$2,365	$2,365
Real estate	$—	$3,391,165	$—	$3,391,165
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,391,165	$1,791,792	$5,182,957

NOTE 4 - NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At June 30, 2015, and December 31, 2014, the balance consist of the following:

	2015	2014
Non-interest bearing amount due on acquisition of USA Telephone customers per contract payable in thirty six monthly installments starting January 2008.	$900,615	$900,615

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference was held in June with no agreement reached. Management is vigorously defending this claim.

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

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the three months ended June 30, 2015.

	Corporate	Internet	Real estate	Total
Revenue	$—	$407,079	$23,823	$430,902
Cost of revenue	—	116,513	29,140	145,653
Gross profit	—	290,566	(5,317)	285,249
Operating expenses	180,589	—	—	180,589
Income (loss) from operations	(180,589)	290,566	(5,317)	104,660
Other income (expense)	—	(452)	—	(452)
Income (loss) before income taxes	(180,589)	290,114	(5,317)	104,208
Income taxes (expense) benefit	—	—	—	—
Net income (loss)	$(180,589)	$290,114	$(5,317)	$104,208

The following tables show financial data for the three months ended June 30, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$499,618	$31,820	$531,438
Cost of revenue	—	175,836	14,147	189,983
Gross profit	—	323,782	17,673	341,455
Operating expenses	33,679	153,953	—	187,632
Income (loss) from operations	(33,679)	169,829	17,673	153,823
Other income (expense)	—	(1,255)	—	(1,255)
Income (loss) before income taxes	(33,679)	168,574	17,673	152,568
Income taxes (expense) benefit	—	74,275	—	74,275
Net income (loss)	$(33,679)	$94,299	$17,673	$78,293

The following tables show financial data for the six months ended June 30, 2015.

	Corporate	Internet	Real estate	Total
Revenue	$—	$826,053	$61,798	$887,851
Cost of revenue	—	270,642	44,930	315,572
Gross profit	—	555,411	16,868	572,279
Operating expenses	530,656	—	—	530,656
Income (loss) from operations	(530,656)	555,411	16,868	41,623
Other income (expense)	—	(2,374)	—	(1,922)
Income (loss) before income taxes	(530,656)	553,037	16,868	39,249
Income taxes (expense) benefit	—	—	—	—
Net income (loss)	$(530,656)	$553,037	$16,868	$39,249

Table of Contents	9

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the six months ended June 30, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,018,854	$191,708	$1,210,562
Cost of revenue	—	374,612	159,939	534,551
Gross profit	—	644,245	31,766	676,011
Operating expenses	93,678	221,795	—	469,429
Income (loss) from operations	(93,678)	268,494	31,766	206,582
Other income (expense)	—	(1,832)	—	(1,832)
Income (loss) before income taxes	(93,678)	266,662	31,766	204,750
Income taxes (expense) benefit	—	74,275	—	74,275
Net income (loss)	$(93,678)	$192,387	$31,766	$130,475

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended June 30, 2015 and 2014.

For the three months ended June 30, 2015

	Corporate	Internet	Real estate	Total
EBITDA	$(180,589)	$290,114	$3,279	$112,804
Interest expense	—	—	—	—
Taxes	—	—	—	—
Depreciation	—	—	(8,596)	(8,596)
Amortization	—	—	—	—
Net income (loss)	$(180,589)	$290,114	$(5,317)	$104,208

For the three months ended June 30, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(33,679)	$169,775	$23,226	$159,322
Interest expense	—	(1,201)	—	(1,201)
Taxes	—	(74,275)	—	(74,275)
Depreciation	—	—	(5,553)	(5,553)
Amortization	—	—	—	—
Net income (loss)	$(33,679)	$94,299	$17,673	$78,293

Table of Contents	10

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015

	Corporate	Internet	Real estate	Total
EBITDA	$(530,656)	$553,037	$33,976	$56,357
Interest expense	—	—	—	—
Taxes	—	—	—	—
Depreciation	—	—	(17,108)	(17,108)
Amortization	—	—	—	—
Net income (loss)	$(530,656)	$553,037	$16,868	$39,249

For the six months ended June 30, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(93,678)	$269,024	$42,600	$217,946
Interest expense	—	(2,365)	—	(2,365)
Taxes	—	—	—	—
Depreciation	—	—	(10,831)	(10,831)
Amortization	—	—	—	—
Net income (loss)	$(93,678)	$266,659	$31,769	$130,475

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

REVENUE

Total revenue for the three months ended June 30, 2015 decreased by $100,536 or 18.9% from $531,438 for the three months ended June 30, 2014 to $407,079 for the same period in 2015.

Internet sales decreased $92,539 or 18.5% from $499,618 for the three months ended June 30, 2014 to $407,079 for the same period in 2015. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Real estate sales decreased $7,997 or 25.1% from $31,820 for the three months ended June 30, 2014 to $23,823 for the same period in 2015. Vacancies due to turnover of tenants led to this decrease in rental income. Repairs and maintenance for lease ups did not keep pace with turnovers. Management is focused to increase rental revenue in future periods with more units coming on line and faster unit turnaround times.

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

Table of Contents	11

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

COST OF REVENUE

Total costs of revenue for the three months ended June 30, 2015 decreased by $44,330 or 23.3% from $189,983 for the three months ended June 30, 2014 to $145,653 for the same period in 2015.

Cost of Internet revenue decreased $59,323 or 33.7% from $175,836 for the three months ended June 30, 2014 to $116,513 for the same period in 2015. Internet cost of revenue decreased resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners.

Cost of real estate revenue increased $14,993 or 106.0% from $14,147 for the three months ended June 30, 2014 to $29,140 for the same period in 2015. The increase in real estate cost of revenue is a reflection of the costs associated with the renovation to lease up rental properties. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2015 decreased $7,043 or 3.8% from $187,632 for the three months ended June 30, 2014 to $180,589 for the same period in 2015. This decrease is primarily due to management’s containment of costs for the three months ended June 30, 2015 compared to the same period in 2014.

INCOME TAXES

SiteStar recognized deferred tax expense for the three months ended June 30, 2014 of $74,275 versus no recognition of deferred tax expense in the current year 2015.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2015 decreased by $1,201 or 100.0% from the three months ended June 30, 2014. The debt of this interest expense was paid off during 2014.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

REVENUE

Total revenue for the six months ended June 30, 2015 decreased by $322,711 or 26.7% from $1,210,562 for the six months ended June 30, 2014 to $877,851 for the same period in 2015.

Internet sales decreased $192,801 or 19.3% from $1,018,854 for the six months ended June 30, 2014 to $826,053 for the same period in 2015. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Real estate sales decreased $129,910 or 67.8% from $191,708 for the six months ended June 30, 2014 to $61,798 for the same period in 2015. Principally, the decrease represents the sale of a residential property for $140,000 in 2014 but not in 2015.

Table of Contents	12

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

COST OF REVENUE

Total costs of revenue for the six months ended June 30, 2015 decreased by $218,979 or 41.0% from $534,551 for the six months ended June 30, 2014 to $315,572 for the same period in 2015.

Cost of Internet revenue decreased $103,970 or 27.8% from $374,612 for the six months ended June 30, 2014 to $270,642 for the same period in 2015. Internet cost of revenue decreased primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners.

Cost of real estate revenue decreased $115,009 or 71.9% from $159,939 for the six months ended June 30, 2014 to $44,930 for the same period in 2015. The decrease in real estate cost of revenue is a reflection of the costs associated with the sale of a residential property in 2014 but not in 2015. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2015 increased $61,227 or 13.0% from $469,429 for the six months ended June 30, 2014 to $530,656 for the same period in 2015. This increase is primarily due to an increase in professional fees for the six months ended June 30, 2015 compared to the same period in 2014.

INCOME TAXES

SiteStar recognized deferred tax expense for the six months ended June 30, 2014 of $74,275 versus no recognition of deferred tax expense in the current year 2015.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2015 decreased by $1,201 or 100.0% from the six months ended June 30, 2014. The debt of this interest expense was paid off during 2014.

FINANCIAL CONDITION

Net accounts receivable decreased $1,624 or 7.4% from $21,811 on December 31, 2014 to $20,187 on June 30, 2015.  Real estate increased net $275,952 or 8.1% from $3,400,463 on December 31, 2014 to $3,676,415 on June 30, 2015. Real estate held for investment increased $174,188 or 15.7% representing an increase in properties that have been refurbished and ready for rental placement, shifting costs from real estate held for resale which increased $101,764 or 4.4% to $2,394,825 on June 30, 2015 from $2,293,061 on December 31, 2014. Accounts payable increased by $18,910 or 126.4% from $14,963 on December 31, 2014 to $33,873 on June 30, 2015. Professional fees incurred are the reason for the increase. Deferred revenue decreased by $355 or 0% from $273,440 on December 31, 2014 to $273,085 on June 30, 2015 representing decrease in volume of customer accounts that have been prepaid.

Table of Contents	13

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $155,493 and $369,694 at June 30, 2015 and at December 31, 2014. EBITDA was $56,357 for the six months ended June 30, 2015 as compared to $217,946 for the same period in 2014.

	2015	2014
EBITDA for the three months ended June 30,	$112,804	$159,322
Interest expense	—	(1,201)
Taxes	—	(74,275)
Depreciation	(8,596)	(5,553)
Amortization	—	—

Net income for the three months ended June 30,	$104,208	$78,293

	2015	2014
EBITDA for the three months ended June 30,	$56,357	$217,946
Interest expense	—	(2,365)
Taxes	—	(74,275)
Depreciation	(17,108)	(10,831)
Amortization	—	—

Net income for the three months ended June 30,	$39,249	$130,475

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category increased from 51% of total accounts receivable from December 31, 2014 to 65% on June 30, 2015.  The balance in the 30+ day category decreased from 26% of total accounts receivable from December 31, 2014 to 23% on June 30 2015.  The balance in the 60+ day category increased from 9% to 12% of total accounts receivable from December 31, 2014 to June 30, 2015.

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

The aging of accounts receivable as of June 30, 2015 and December 31, 2014 is as shown:

	2015		2014
Current	$13,136	65%	$14,185	65%
30 < 60	4,674	23%	5,577	26%
60+	2,377	12%	2,049	9%
Total	$20,187	100%	$21,811	100%

Table of Contents	14

SITESTAR CORPORATION

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference was held in July with no agreement reached. Management is vigorously defending this claim.

OFF-BALANCE SHEET TRANSACTIONS

The Company is not a party to any off-balance sheet transactions.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Table of Contents	15

SITESTAR CORPORATION

Item 4.    Controls and Procedures, continued

Management’s Report on Internal Control over Financial Reporting

The management of SiteStar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluation, we identified the following material weakness in our internal control over financial reporting as of June 30, 2015:

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

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	16

SITESTAR CORPORATION

Item 4.    Controls and Procedures, continued

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference was held in July with no agreement reached. Management is vigorously defending this claim.

Item 1A.   Risk Factors

Not required for small business.

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None

Table of Contents	17

Item 6.     Exhibits

(a)	The following are filed as exhibits to this form 10-Q:

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules1 3a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION
Date: August 14, 2015
	By:	/s/ Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Dated: August 14, 2015
	By:	/s/ Daniel A Judd
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)

Table of Contents	19