Form 10-Q/A
period 2015-03-31
SITESTAR CORP
filed 2015-11-16
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

SITESTAR CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, initially filed with the Securities and Exchange Commission on May 15, 2015, is being filed in order to correct certain previously reported amounts.

The restatements reflect adjustments related to the under-accrual of legal fees for a settlement entered into on February 6, 2015. In addition, the Company has reclassified certain expenses from the Internet division to the Real estate division. The results for the three-month period ended March 31, 2015, have been restated with respect to this accounting for such matters where appropriate. (See Note 1 of the financial statements.)

Sitestar Corporation is also revising the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4, Controls and Procedures in order to reflect the effects of these restatements.

Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the 2015 Form 10-Q was originally filed.

SITESTAR CORPORATION

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Readers are cautioned that, although the Company believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect our actual results to be materially different than those expressed in our forward-looking statements. These risks and uncertainties include: the Company's businesses and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances, real estate appreciation or depreciation in our target markets and the supply of single-family homes in our target markets, our ability to contain renovation, maintenance, marketing, and other operating costs for our properties, our ability to lease or re-lease our rental homes to qualified residents on attractive terms or at all, and other factors discussed elsewhere in this Form 10-Q/A. These uncertainties may cause our actual results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

	2015 (Unaudited) Restated	2014
ASSETS
Real estate – held-for-resale	$2,335,410	$2,293,061
Real estate – held for investment, net	1,276,968	1,107,402
Cash and cash equivalents	124,864	369,694
Accounts receivable, net	15,305	21,811
Prepaid expenses	1,340	1,340
Property, plant and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Other assets	200,052	200,056
Total assets	$5,266,747	$5,306,172

LIABILITIES
Accounts payable	$54,903	$14,963
Accrued expenses	72,437	34,315
Deferred revenue	284,151	273,440
Notes payable	900,615	900,615
Total liabilities	1,312,106	1,223,333

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2015 and 2014 and 74,085,705 shares outstanding in 2015 and 2014	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,228,114)	(9,099,916)
Total stockholders’ equity	3,954,641	4,082,839
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,266,747	$5,306,172

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015 Restated	2014
REVENUE
Internet	$418,974	$519,235
Real estate	37,975	159,889
	456,949	679,124
COST OF REVENUE
Internet	146,557	198,776
Real estate	23,362	138,680
	169,919	337,456

GROSS PROFIT	287,030	341,668

OPERATING EXPENSES:
Selling general and administrative expenses	413,306	288,908

INCOME (LOSS) FROM OPERATIONS	(126,276)	52,760

OTHER INCOME (EXPENSES):
Other income (expense)	(1,922)	586
Interest expense	—	(1,164)
TOTAL OTHER INCOME (EXPENSE)	(1,922)	(578)

INCOME (LOSS) BEFORE INCOME TAXES	(128,198)	52,182

INCOME TAXES (EXPENSE) BENEFIT	—	—

NET INCOME (LOSS)	$(128,198)	$52,182

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015 Restated	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(128,198)	$52,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,512	5,278
Allowance for doubtful accounts	(356)	(2,223)
Decrease in accounts receivable	6,866	13,575
Decrease in prepaid expenses	—	47
(Increase) in real estate held for investment	—	(54,209)
(Increase) decrease in real estate held for resale	(220,426)	—
Increase in accounts payable	39,940	16,407
Increase in accrued expenses	38,122	1,391
Decrease in deferred revenue	10,710	4,807

Net cash provided by (used in) operating activities	(244,830)	37,255

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	—	—

Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable – stockholders	—	—

Net cash provided by (used in) financing activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244,830)	37,255

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	369,694	118,469

CASH AND CASH EQUIVALENTS – END OF PERIOD	$124,864	$155,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the three months ended March 31, 2015 and 2014, the Company paid $0 and $0 of income taxes and paid interest expense of $0 and $1,164.

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:

For the three months ended March 31, 2015, the Company reclassified $178,077 from real estate held-for-resale to real estate held-for-investment.

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

NOTE 1- RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its condensed consolidated financial statements for the three months ended March 31, 2015, for errors identified in its professional fees, accounts payable, and accrued expenses. The Company adjusted its records to accrue $23,239 in additional legal fees to its corporate counsel, as well as, the reimbursement of $40,000 in legal fees paid to the Moore Shareholder Group as part of the settlement with the Moore Shareholder Group entered into February 6, 2015.

Additionally, a portion of wages and rental expenses, $6,072 and $1,500, have been reclassified from its internet segment to its real estate segment to appropriately reflect costs directly incurred by the real estate segment.

The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheets, statements of income and cash flows:

Consolidated Balance Sheets
As of March 31, 2015	As Previously Reported	Adjustments	As Restated
Total Assets	$5,266,747	$—	$5,266,747

Accounts payable	31,664	23,239	54,903
Accrued expenses	32,437	40,000	72,437
Total Liabilities	1,248,867	63,239	1,312,106

Accumulated deficit	(9,164,875)	(63,239)	(9,228,114)
Total stockholders’ equity	4,017,880	(63,239)	3,954,641
Total Liabilities and Stockholders’ Equity	$5,266,747	$—	$5,266,747

Consolidated Statement of Income
For the Three Months Ended March 31 2015	As Previously Reported	Adjustments	As Restated
Revenue	$456,949	$—	$456,949

Cost of Revenue- Internet	154,129	(7,572)	146,557
Cost of Revenue- Real Estate	15,790	7,572	23,362
Total Cost of Revenue	169,919	—	169,919

Selling, general and administrative expenses	350,067	63,239	413,306

INCOME (LOSS) FROM OPERATIONS	(63,037)	63,239	(126,276)

Other Income (Expense)	(1,922)	—	(1,922)

INCOME (LOSS) BEFORE INCOME TAXES	(64,959)	63,239	(128,198)

INCOME TAXES (EXPENSE)	—	—	—

NET INCOME (LOSS)	$(64,959)	$—	$(128,198)

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

NOTE 1- RESTATEMENT OF FINANCIAL STATEMENTS, continued

Consolidated Statement of Cash Flows
For the Three Months Ended March 31 2015	As Previously Reported	Adjustments	As Restated
Net Income (Loss)	$(64,959)	$(63,239)	$(128,198)
(Increase) decrease in real estate held-for-investment	(42,349)	42,349	—
(Increase) decrease in real estate held-for-resale	(178,078)	(42,350)	(220,426)
Increase (Decrease) in accounts payable	16,701	23,239	39,940
Increase (Decrease) in accrued expenses	(1,878)	40,000	38,122
Decrease in deferred revenue	10,711	1	10,710
Net cash provided by (used in) operating activities	(244,830)	—	(244,830)

Net cash provided by (used in) investing activities	—	—	—

Net cash provided by (used in) financing activities	—	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	(244,830)	—	(244,830)

CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	369,694	—	369,694
CASH AND CASH EQUIVALENTS- END OF PERIOD	$124,864	$—	$124,864

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by SiteStar Corporation (the “Company” or “SiteStar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

For the three months ended March 31, 2015 and 2014:

	Restated 2015	2014
Net income (loss) available to common shareholders	$(128,198)	$52,182
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended March 31, 2015 and 2014:

Restated March 31, 2015
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$37,975	$418,974	$456,949
Operating income (loss)	$(262,393)	$7,582	$128,535	$(126,276)
Depreciation and amortization	$—	$8,512	$—	$8,512
Interest expense	$—	$—	$—	$—
Real estate	$—	$3,612,378	$—	$3,612,378
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,612,378	$1,684,369	$5,296,747

March 31, 2014
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$159,889	$519,235	$679,124
Operating income (loss)	$(59,999)	$12,794	$98,664	$52,760
Depreciation and amortization	$—	$—	$5,278	$5,278
Interest expense	$—	$—	$1,164	$1,164
Real estate	$—	$3,292,537	$—	$3,292,537
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,292,537	$1,785,495	$5,078,032

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

NOTE 5 - NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At March 31, 2015, and December 31, 2014, the balance consist of the following:

	2015	2014
Non-interest bearing amount due on acquisition of USA Telephone customers per contract payable in thirty six monthly installments starting January 2008.	$900,615	$900,615

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV- 13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference is tentatively to be scheduled for some time in June. Management is vigorously defending this claim.

NOTE 6 – RELATED PARTY

The Company leases its office building in Lynchburg, Virginia, from its Director and CEO on a five-year lease expiring April 30, 2017.  For the three months ended March 31, 2015 and 2014, the Company paid $42,000 and $12,000 for rent on this office building. In addition, the Company rents a house used for storage of appliances and supplies which is located in Salem, VA, from this same individual. For the three months ended March 31, 2015 and 2014, the Company paid $1,500 and $1,500 for rent on this office building.

NOTE 7 – SUBSEQUENT EVENTS

In a preliminary information statement filed April, 21, 2015, it was disclosed that Frank R. Erhartic, Jr, as President of the Company, and Daniel A. Judd, .as Chief Financial Officer of the Company, entered into a Settlement Agreement with Jeffrey I. Moore, Julia H. Moore, Jay B. Moore, William T. May, M & M Investments, Arquitos Capital Partners, LP, Arquitos Capital Management, LLC, Steven L. Kiel, Alesia Value Fund LLC, Alesia Asset Management LLC, Christopher Olin and Jeremy K. Gold (collectively, the “Moore Shareholder Group”). The Settlement Agreement settles and resolves certain matters relating to the Moore Shareholder Group’s proxy solicitation and the special meeting of Company stockholders that was scheduled to be held February 12, 2015 (the “Special Meeting”) as well as a lawsuit filed by the Company against the Moore Shareholder Group seeking to, among other things, enjoin the Moore Shareholder Group from voting its proxies at the Special Meeting.

In contemplation of the actions agreed to by the Company and Messrs. Erhartic, Jr. and Judd, and to avoid the significant expenses that the Company would likely incur in pursuing its lawsuit and continuing its opposition of the Moore Shareholder Group’s proxy solicitation, the Moore Shareholder Group agreed to withdraw its proxy statement for the Special Meeting and cease soliciting proxies for the election of its slate of director nominees.

Under the Settlement Agreement, the Company and the Moore Shareholder Group will each pay for their respective costs incurred in connection with the proxy solicitation, settlement of claims and related matters, except that the Company will reimburse the Moore Shareholder Group for up to $40,000 of its expenses. The Settlement Agreement also includes certain standstill provisions and a general release of claims among the Parties.

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

NOTE 7 – SUBSEQUENT EVENTS, continued

On May 1, 2015, the Company paid the Shareholder Group $40,000 to cover related expenses. (This amount was in addition to the Company’s legal fees.)

Additionally, in October 2015, the Company paid the remaining $30,000 balance in legal fees related to the Settlement Agreement to its corporate counsel. (A total of $132,000 in legal fees were incurred by the Company related to this settlement.)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the three months ended March 31, 2015 (restated).

	Corporate	Internet	Real estate	Total
Revenue	$—	$418,974	$37,975	$456,949
Cost of revenue	—	146,557	23,362	169,919

Gross profit	—	272,417	14,613	287,030

Operating expenses	262,393	143,882	7,031	413,306

Income (loss) from operations	(262,393)	128,535	7,582	(126,276)
Other income (expense)	—	(1,922)	—	(1,922)

Income (loss) before income taxes	(262,393)	126,613	7,582	(128,198)
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(262,393)	$126,613	$7,582	$(128,198)

The following tables show financial data for the three months ended March 31, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$519,235	$159,889	$679,124
Cost of revenue
	—	198,776	138,680	337,456
Gross profit	—	320,459	21,209	341,668

Operating expenses	59,999	221,795	7,114	288,908

Income (loss) from operations	(59,999)	98,664	14,095	52.760
Other income (expense)	—	(578)	—	(578)

Income (loss) before income taxes	(59,999)	98,086	14,095	52,182
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(59,999)	$98,086	$14,095	$52,182

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended March 31, 2015 and 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three months ended March 31, 2015

	Corporate	Internet	Real estate	Total
EBITDA	$(262,393)	$126,613	$16,094	$(119,686)
Interest expense	—	—	—	—
Taxes	—	—	—	—
Depreciation	—	—	(8,512)	(8,512)
Amortization	—	—	—	—

Net income (loss)	$(262,393)	$126,613	$7,582	$(128,198)

For the three months ended March 31, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(59,999)	$99,250	$18,072	$58,624
Interest expense	—	(1,164)	—	(1,164)
Taxes	—	—	—	—
Depreciation	—	—	(5,278)	(5,278)
Amortization	—	—	—	—

Net income (loss)	$(59,999)	$98,086	$12,794	$52,182

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

Real estate sales decreased $121,914 or 100% from $159,889 for the three months ended March 31, 2014 to $0 for the same period in 2015. This represents the sale of a residential property for $140,000 in 2014 but not in 2015. $37,975 is rental income for the quarter.

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

COST OF REVENUE

Total costs of revenue for the three months ended March 31, 2015 decreased by $167,537 or 49.6% from $337,456 for the three months ended March 31, 2014 to $169,919 for the same period in 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cost of Internet revenue decreased $52,219 or 26.3% from $198,776 for the three months ended March 31, 2014 to $146,557 for the same period in 2015. Internet cost of revenue decreased 3.3% as a percentage of revenue resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners.

Cost of real estate revenue decreased $115,318 or 83.2% from $138,680 for the three months ended March 31, 2014 to $23,362 for the same period in 2015. The decrease in real estate cost of revenue is a reflection of the costs associated with the sale of a residential property in 2014 but not in 2015. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2015 increased $124,398 or 43.1% from $288,908 for the three months ended March 31, 2014 to $413,306 for the same period in 2015. This increase is primarily due to an increase in professional fees for the three months ended March 31, 2015 compared to the same period in 2014.

INCOME TAXES

For the three months ended March 31, 2015 and March 31, 2014 corporate income tax expenses of $0 and $0 were accrued.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2015 decreased by $1,164 or 100.0% from $1,164 for the three months ended March 31, 2014 to $0 for the same period in 2015. The debt of this interest expense was paid off during 2014.

FINANCIAL CONDITION

Net accounts receivable decreased $6,506 or 29.8% from $21,811 on December 31, 2014 to $15,305 on March 31, 2015. Real estate increased net $211,915 or 6.2% from $3,400,463 on December 31, 2014 to $3,612,378 on March 31, 2015. Real estate held for investment increased $169,566 or 15.3% representing an increase in properties that have been refurbished and ready for rental placement, shifting costs from real estate held for resale which increased $42,349 or 1.8% to $2,335,410 on March 31, 2015 from $2,293,061 on December 31, 2014. Accounts payable increased by $39,940 or 266.9% from $14,963 on December 31, 2014 to $54,903 on March 31, 2015. Accrued expenses increased $38,122 or 111.1% from $34,315 on December 31, 2014 to $72,437 on March 31, 2015. Professional fees incurred are the reason for the increases. Deferred revenue increased by $10,711 or 3.9% from $273,440 on December 31, 2014 to $284,151 on March 31, 2015 representing increased volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $124,864 and $369,694 at March 31, 2015 and at December 31, 2014. EBITDA was $(119,686) for the three months ended March 31, 2015 as compared to $58,624 for the same period in 2014.

	Restated 2015	2014
EBITDA for the three months ended March 31,	$(119, 686)	$58,624
Interest expense	—	(1,164)
Taxes	—	—
Depreciation	(8,512)	(5,278)
Amortization	—	—

Net income (loss) for the three months ended March 31,	$(128,198)	$(52,182)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk. To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category increased from 65% of total accounts receivable from December 31, 2014 to 69% on March 31, 2015. The balance in the 30+ day category decreased from 26% of total accounts receivable from December 31, 2014 to 15% on March 31 2015. The balance in the 60+ day category increased from 9% to 16% of total accounts receivable from December 31, 2014 to March 31, 2015.

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

The aging of accounts receivable as of March 31, 2015 and December 31, 2014 is as shown:

	2015		2014
Current	$10,591	69%	$14,185	65%
30 < 60	2,337	15%	5,577	26%
60+	2,377	16%	2,049	9%

Total	$15,305	100%	$21,811	100%

The Company is currently involved in arbitration with USAT, a company that sold us their dial-up customer base in November 2007. SiteStar has counter filed and believes strongly that it will prevail in the litigation. The liability has been carried on the balance sheet only because the plaintiff has refused to acknowledge the financial assistance given to prevent the loss of customers during the time period they refused to hand over the data base of the customer list that was purchased. In addition, they continued to bill and collect revenue from the customers they no longer owned. Management does not anticipate any significant financial detriment to result from this litigation. Should the litigation result in a liability, the Company has ample resources to draw from to satisfy the liability.

The Company was able to pay $63, 239 in legal fees in subsequent quarters from operating cash flows.

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

Item 4. Controls and Procedures, continued

We did not maintain appropriate controls over accounts payable. Invoices that are being disputed with the vendor are not entered into accounts payable until the disputes are resolved. In order to keep track of these invoices, and accrue appropriate amounts the Company will begin to enter disputed invoices into the accounts payable system when they are received and a notation will be made that they are not to be paid until the dispute is resolved.

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

SITESTAR CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV- 13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages associated with Plaintiff’s failure to turnover certain customer lists. Plaintiff seeks monetary damages in the amount of $900,615. Litigation is currently in the discovery phase of litigation. The parties have exchanged documents but have not yet taken depositions. SiteStar is currently contesting the Litigation. A mediation hearing in the matter took place on April 25, 2014, as required by the Maine Rules of Civil Procedure, however, no ruling has yet been issued. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. Management is vigorously defending this claim.

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

SITESTAR CORPORATION

Dated: November 16, 2015	By:	/s/ Frank Erhartic, Jr,
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: November 16, 2015	By:	/s/ Daniel A. Judd
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)

