Form 10-Q/A
period 2015-06-30
SITESTAR CORP
filed 2015-11-16
CIK 1096934

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

This Amendment to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, initially filed with the Securities and Exchange Commission on August 14, 2015, is being filed to in order to correct certain previously reported amounts.

The restatements reflect adjustments related to the under-accrual of legal fees for a settlement entered into on February 6, 2015. In addition, the Company has reclassified certain expenses from the Internet division to the Real estate division. The results for the three and six month periods ended June 30, 2015, have been restated with respect to this accounting for such matters where appropriate. (See Note 1 of the financial statements.)

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

	2015 (Unaudited) Restated	2014

ASSETS
Real estate – held-for-resale	$2,394,825	$2,293,061
Real estate – held for investment, net	1,281,590	1,107,402
Cash and cash equivalents	155,493	369,694
Accounts receivable, net	20,187	21,811
Prepaid expenses	1,361	1,340
Property, plant and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Other assets	200,052	200,056
Total assets	$5,366,316	$5,306,172

LIABILITIES
Accounts payable	$57,112	$14,963
Accrued expenses	36,654	34,315
Deferred revenue	273,085	273,440
Notes payable	900,615	900,615
Total liabilities	1,267,466	1,223,333

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2015 and 2014 and 74,085,705 shares outstanding in 2015 and 2014	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,083,905)	(9,099,916)

Total stockholders’ equity	4,098,850	4,082,839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,366,316	$5,306,172

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015 Restated	2014
REVENUE
Internet	$407,079	$499,618
Real estate	23,823	31,820
	430,902	531,438

COST OF REVENUE
Internet	108,941	175,836
Real estate	36,712	14,147
	145,653	189,983

GROSS PROFIT	285,249	341,455

OPERATING EXPENSES:
Selling general and administrative expenses	203,828	187,632

INCOME FROM OPERATIONS	81,421	153,823

OTHER INCOME (EXPENSES):
Other income (expense)	(452)	(54)
Interest expense	—	(1,201)
TOTAL OTHER INCOME (EXPENSE)	(452)	(1,255)

INCOME BEFORE INCOME TAXES	80,969	152,568

INCOME TAXES (EXPENSE) BENEFIT	—	(74,275)

NET INCOME	$80,969	$78,293

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015 Restated	2014
REVENUE
Internet	$826,053	$1,018,854
Real estate	61,798	191,708
	887,851	1,210,562

COST OF REVENUE
Internet	255,498	374,612
Real estate	60,074	159,939
	315,572	534,551

GROSS PROFIT	572,279	676,011

OPERATING EXPENSES:
Selling general and administrative expenses	553,895	469,429

INCOME FROM OPERATIONS	18,384	206,582

OTHER INCOME (EXPENSES):
Other income (expense)	(2,374)	533
Interest expense	—	(2,365)
TOTAL OTHER INCOME (EXPENSE)	(2,374)	(1,832)

INCOME BEFORE INCOME TAXES	16,010	204,750

INCOME TAXES (EXPENSE) BENEFIT	—	(74,275)

NET INCOME	$16,010	$130,475

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015 Restated	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,010	$130,475
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,108	10,831
Allowance for doubtful accounts	(362)	(2,689)
Deferred income taxes	—	26,767
(Increase) decrease in accounts receivable	1,986	15,942
(Increase) decrease in prepaid expenses	(21)	34
(Increase) decrease in real estate held for investment	635	(158,388)
(Increase) decrease in real estate held for resale	(293,690)
Increase (decrease) in accounts payable	42,149	44,483
Increase (decrease) in accrued expenses	2,339	60,985
Decrease in deferred revenue	(355)	(8,724

Net cash provided by (used in) operating activities	(214,201)	119,716

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by (used in) financing activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(214,201)	119,716

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	369,694	118,469

CASH AND CASH EQUIVALENTS – END OF PERIOD	$155,493	$238,185

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

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating its condensed consolidated financial statements for the six months ended June 30, 2015 for errors identified in its professional fees, accounts payable, and accrued expenses. The Compnay adjusted its records to accrue $23,239 in additional legal fees to its corporate counsel.

Additionally, a portion of wages and rental expenses, $12,144 and $3,000, have been reclassified from its internet segment to its real estate segment to appropriately reflect costs directly incurred by the real estate segment.

The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheets, statements of income and cash flows:

Consolidated Balance Sheets
As of June 30, 2015	As Previously Reported	Adjustments	As Restated
Total Assets	$5.366.316	$—	$5,366,316

Accounts payable	33,873	23,239	57,112
Total Liabilities	1,244,227	23,239	1,267,466

Accumulated deficit	(9,060,666)	(23,239)	(9,083,905)
Total stockholders’ equity	4,122,089	(23,239)	4,098,850

Total Liabilities and Stockholders’ Equity	$5,366,316	$—	$5,366,316

Consolidated Statement of Income
For the Three Months Ended June 30, 2015	As Previously Reported	Adjustments	As Restated
Revenue	$430,902	$—	$430,902

Cost of Revenue- Internet	116,513	(7,572)	108,941
Cost of Revenue- Real Estate	29,140	7,572	36,712
Total Cost of Revenue	145,653	—	145,653

Selling, general and administrative expenses	180,589	23,239	203,828

INCOME (LOSS) FROM OPERATIONS	104,660	(23,239)	81,421

Other Income (Expense)	(452)	—	(452)

INCOME (LOSS) BEFORE INCOME TAXES	104,208	(23,239)	80,969

INCOME TAXES (EXPENSE)	—	—	—

NET INCOME (LOSS)	$104,208	$—	$80,969

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1-RESTATEMENT OF FINANCIAL STATEMENTS, continued

For the Six Months Ended June 30, 2015	As Previously Reported	Adjustments	As Restated
Revenue	$887,851	$—	$887,851

Cost of Revenue- Internet	270,642	(15,144)	255,498
Cost of Revenue- Real Estate	44,930	15,144	60,074
Total Cost of Revenue	315,572	—	315,572

Selling, general and administrative expenses	530,656	23,239	553,895

INCOME (LOSS) FROM OPERATIONS	41,623	(23,239)	18,384

Other Income (Expense)	(2,374)	—	(2,374)

INCOME (LOSS) BEFORE INCOME TAXES	39,249	(23,239)	16,010

INCOME TAXES (EXPENSE)	—	—	—

NET INCOME (LOSS)	$39,249	$(23,239)	$16,010

Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2015	As Previously Reported	Adjustments	As Restated
Net Income (Loss)	$39,249	$(23,239)	$16,010

(Increase) decrease in real estate held-for-investment	37,824	(37,189)	635

(Increase) decrease in real estate held-for-resale	(293,059)	(631)	(293,690)

Increase (decrease) in accounts payable	(18,910)	61,059	42,149

Net cash provided by (used in) operating activities	(214,201)	—	(214,201)

Net cash provided by (used in) investing activities	—	—	—

Net cash provided by (used in) financing activities	—	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	(214,201)	—	(214,201)

CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	369,694	—	369,694
CASH AND CASH EQUIVALENTS- END OF PERIOD	$155,493	$—	$155,493

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

For the three months ended June 30, 2015 and 2014:

	Restated 2015	2014
Net income (loss) available to common shareholders	$80,969	$78,293
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

For the six months ended June 30, 2015 and 2014:

	Restated 2015	2014
Net income (loss) available to common shareholders	$16,010	$130,475
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended June 30, 2015 and 2014:

Restated June 30, 2015
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$23,823	$407,079	$430,902
Operating income (loss)	$(17,487)	$110,294	$(11,386)	$81,421
Depreciation and amortization	$—	$8,512	$—	$8,512
Interest expense	$—	$—	$—	$—
Real estate	$—	$3,676,415	$—	$3,676,415
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,676,415	$1,689,901	$5,366,316

June 30, 2014
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$31,820	$499,618	$531,438
Operating income (loss)	$(33,679)	$17,673	$136,149	$153,823
Depreciation and amortization	$—	$5,553	$—	$5,553
Interest expense	$—	$—	$1,201	$1,201
Real estate	$—	$3,391,165	$—	$3,291,165
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,391,165	$1,791,792	$5,182,957

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the six months ended June 30, 2015 and 2014:

Restated June 30, 2015
	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$61,798	$826,053	$887,851
Operating income (loss)	$(279,881)	$294,497	$3,768	$18,384
Depreciation and amortization	$—	$17,108	$—	$17,108
Interest expense	$—	$—	$—	$—
Real estate	$—	$3,676,415	$—	$3,676,415
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,676,415	$1,689,901	$5,366,316

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

NOTE 6 – RELATED PARTY

The Company leases its office building in Lynchburg, Virginia, from its Director and CEO on a five-year lease expiring April 30, 2017.  For the six months ended June 30, 2015 and 2014, the Company paid $54,000 and $24,000 for rent on this office building. In addition, the Company rents a house used for storage of appliances and supplies which is located in Salem, VA, from this same individual. For the six months ended June 30, 2015 and 2014, the Company paid $3,000 and $3,000 for rent on this office building.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of operations

The following tables show financial data for the three months ended June 30, 2015 restated.

	Corporate	Internet	Real estate	Total
Revenue	$—	$407,079	$23,823	$430,902
Cost of revenue	—	108,941	36,712	145,653

Gross profit (loss)	—	298,138	(12,889)	285,249

Operating expenses	17,487	187,844	1,053	203,828

Income (loss) from operations	(17,487)	110,294	(11,386)	81,421
Other income (expense)	—	(452)	—	(452)

Income (loss) before income taxes	(17,487)	109,842	(11,386)	80,969
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(17,487)	$109,842	$(11,386)	$80,969

The following tables show financial data for the three months ended June 30, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$499,618	$31,820	$531,438
Cost of revenue	—	175,836	14,147	189,983

Gross profit	—	323,782	17,673	341,455

Operating expenses	33,679	153,953	—	187,632

Income (loss) from operations	(33,679)	169,829	17,673	153,823
Other income (expense)	—	(1,255)	—	(1,255)

Income (loss) before income taxes	(33,679)	168,574	17,673	152,568
Income taxes (expense) benefit	—	74,275	—	74,275

Net income (loss)	$(33,679)	$94,299	$17,673	$78,293

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The following tables show financial data for the six months ended June 30, 2015 restated.

	Corporate	Internet	Real estate	Total
Revenue	$—	$826,053	$61,798	$887,851
Cost of revenue	—	255,498	60,074	315,572

Gross profit	—	570,555	1,724	572,279

Operating expenses	279,881	276,058	(2,044)	553,895

Income (loss) from operations	(279,881)	294,497	3,768	18,384
Other income (expense)	—	(2,374)	—	(2,374)

Income (loss) before income taxes	(279,881)	292,123	3,768	16,010
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(279,881)	$292,123	$3,768	$16,010

The following tables show financial data for the six months ended June 30, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,018,854	$191,708	$1,210,562
Cost of revenue	—	374,612	159,939	534,551

Gross profit	—	644,245	31,766	676,011

Operating expenses	93,678	221,795	—	469,429

Income (loss) from operations	(93,678)	268,494	31,766	206,582
Other income (expense)	—	(1,832)	—	(1,832)

Income (loss) before income taxes	(93,678)	266,662	31,766	204,750
Income taxes (expense) benefit	—	74,275	—	74,275

Net income (loss)	$(93,678)	$192,387	$31,766	$130,475

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended June 30, 2015 and 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

For the three months ended June 30, 2015

	Corporate	Internet	Real estate	Total
EBITDA	$(17,487)	$109,842	$(2,790)	$89,565
Interest expense	—	—	—	—
Taxes	—	—	—	—
Depreciation	—	—	(8,596)	(8,596)
Amortization	—	—	—	—

Net income (loss)	$(17,487)	$109,842	$(11,386)	$80,969

For the three months ended June 30, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(33,679)	$169,775	$23,226	$159,322
Interest expense	—	(1,201)	—	(1,201)
Taxes	—	(74,275)	—	(74,275)
Depreciation	—	—	(5,553)	(5,553)
Amortization	—	—	—	—

Net income (loss)	$(33,679)	$94,299	$17,673	$78,293

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the six months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015

	Corporate	Internet	Real estate	Total
EBITDA	$(279,881)	$292,123	$20,876	$33,118
Interest expense	—	—	—	—
Taxes	—	—	—	—
Depreciation	—	—	(17,108)	(17,108)
Amortization	—	—	—	—

Net income (loss)	$(279,881)	$292,123	$3,768	$16,010

For the six months ended June 30, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(93,678)	$269,024	$42,600	$217,946
Interest expense	—	(2,365)	—	(2,365)
Taxes	—	(74,275)	—	(74,275)
Depreciation	—	—	(10,831)	(10,831)
Amortization	—	—	—	—

Net income (loss)	$(93,678)	$192,384	$31,769	$130,475

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

REVENUE

Total revenue for the three months ended June 30, 2015 decreased by $100,536 or 18.9% from $531,438 for the three months ended June 30, 2014 to $430,902 for the same period in 2015.

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

Rental income decreased $7,997 or 25.1% from $31,820 for the three months ended June 30, 2014 to $23,823 for the same period in 2015. Vacancies due to turnover of tenants led to this decrease in rental income. Repairs and maintenance for lease ups did not keep pace with turnovers. Management is focused to increase rental revenue in future periods with more units coming on line and faster unit turnaround times. No property sales occurred in the 2015 and 2014 three-month period.

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

Cost of Internet revenue decreased $66,895 or 38.0% from $175,836 for the three months ended June 30, 2014 to $108,941 for the same period in 2015. Internet cost of revenue decreased resulting primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners.

Cost of real estate revenue increased $22,565 or 160.0% from $14,147 for the three months ended June 30, 2014 to $36,712 for the same period in 2015. The increase in real estate cost of revenue is a reflection of the costs associated with the renovation to lease up rental properties. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2015 increased $16,196 or 8.6% from $187,632 for the three months ended June 30, 2014 to $203,828 for the same period in 2015. This increase is primarily due to additional legal fees paid during the quarter ended June 30, 2015 compared to the same period in 2014.

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

Internet sales decreased $192,801 or 18.9% from $1,018,854 for the six months ended June 30, 2014 to $826,053 for the same period in 2015. The decrease in Internet sales is attributed to the lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Real estate sales decreased $129,910 or 67.8% from $191,708 for the six months ended June 30, 2014 to $61,798 for the same period in 2015. Principally, the decrease represents the sale of a residential property for $140,000 in 2014. No property sales occurred in the 2015 six-month period.

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

Cost of Internet revenue decreased $119,114 or 31.8% from $374,612 for the six months ended June 30, 2014 to $255,498 for the same period in 2015. Internet cost of revenue decreased primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners.

Cost of real estate revenue decreased $99,865 or 62.4% from $159,939 for the six months ended June 30, 2014 to $60,074 for the same period in 2015. The decrease in real estate cost of revenue is a reflection of the costs associated with the sale of a residential property in 2014 but not in 2015. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2015 increased $84,466 or 18.0% from $469,429 for the six months ended June 30, 2014 to $553,895 for the same period in 2015. This increase is primarily due to an increase in professional fees for the six months ended June 30, 2015 compared to the same period in 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

INCOME TAXES

SiteStar recognized deferred tax expense for the six months ended June 30, 2014 of $74,275 versus no recognition of deferred tax expense in the current year 2015.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2015 decreased by $2,365 or 100.0% from the six months ended June 30, 2014. The debt of this interest expense was paid off during 2014.

FINANCIAL CONDITION

Net accounts receivable decreased $1,624 or 7.4% from $21,811 on December 31, 2014 to $20,187 on June 30, 2015.  Real estate increased net $275,952 or 8.1% from $3,400,463 on December 31, 2014 to $3,676,415 on June 30, 2015. Real estate held for investment increased $174,188 or 15.7% representing an increase in properties that have been refurbished and ready for rental placement, shifting costs from real estate held for resale which increased $101,764 or 4.4% to $2,394,825 on June 30, 2015 from $2,293,061 on December 31, 2014. Accounts payable increased by $42,149 or 281.7% from $14,963 on December 31, 2014 to $57,112 on June 30, 2015. Professional fees incurred are the reason for the increase. Deferred revenue decreased by $355 or 0% from $273,440 on December 31, 2014 to $273,085 on June 30, 2015 representing decrease in volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $155,493 and $369,694 at June 30, 2015 and at December 31, 2014. EBITDA was $56,357 for the six months ended June 30, 2015 as compared to $217,946 for the same period in 2014.

	2015	2014
EBITDA for the three months ended June 30,	$89,565	$159,322
Interest expense	—	(1,201)
Taxes	—	(74,275)
Depreciation	(8,596)	(5,553)
Amortization	—	—

Net income (loss) for the three months ended June 30,	$80,969	$78,293

	2015	2014
EBITDA for the six months ended June 30,	$33,118	$217,946
Interest expense	—	(2,365)
Taxes	—	(74,275)
Depreciation	(17,108)	(10,831)
Amortization	—	—

Net income (loss) for the six months ended June 30,	$16,010	$130,475

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category remained at 65% of total accounts receivable from December 31, 2014 to 65% on June 30, 2015.  The balance in the 30+ day category decreased from 26% of total accounts receivable from December 31, 2014 to 23% on June 30 2015.  The balance in the 60+ day category increased from 9% to 12% of total accounts receivable from December 31, 2014 to June 30, 2015.

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

The Company was able to pay $23,239 in legal fees in subsequent quarters from operating cash flows.

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

Item 4. Controls and Procedures, continued

We did not maintain appropriate controls over accounts payable. Invoices that are being disputed with the vendor are not entered into accounts payable until the disputes are resolved. In order to keep track of these invoices, and accrue appropriate amounts the Company, will begin to enter disputed invoices into the accounts payable system when they are received and a notation will be made that they are not to be paid until the dispute is resolved.

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

SITESTAR CORPORATION

Item 1A. Risk Factors

Not required for small business.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

 Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

