Form 10-Q
period 2015-09-30
SITESTAR CORP
filed 2015-11-16
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 74,085,705 shares of common stock with a par value of $0.001 per share outstanding at November 13, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	2015 (Unaudited)	2014

ASSETS
Real estate – held-for-resale	$2,467,223	$2,293,061
Real estate - held for investment, net	1,281,814	1,107,402
Cash and cash equivalents	142,277	369,694
Accounts receivable, net	16,289	21,811
Prepaid expenses	1,316	1,340
Property, plant and equipment, net	146,314	146,314
Goodwill, net	1,166,494	1,166,494
Other assets	200,010	200,056
Total assets	$5,421,737	$5,306,172

LIABILITIES
Accounts payable	$46,014	$14,963
Accrued expenses	34,225	34,315
Deferred revenue	260,393	273,440
Notes payable	900,615	900,615
Total liabilities	1,241,247	1,223,333

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,326,463 shares issued in 2015 and 2014 and 74,085,705 shares outstanding in 2015 and 2014	91,326	91,326
Additional paid-in capital	13,880,947	13,880,947
Treasury stock, at cost, 17,240,758 common shares	(789,518)	(789,518)
Accumulated deficit	(9,002,265)	(9,099,916)

Total stockholders’ equity	4,180,490	4,082,839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,421,737	$5,306,172

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	1

 SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
REVENUE
Internet	$393,407	$463,711
Real estate	31,550	33,955
	424,957	497,666

COST OF REVENUE
Internet	146,785	140,073
Real estate	24,222	18,114
	171,007	158,187

GROSS PROFIT	253,950	339,479

OPERATING EXPENSES:
Selling general and administrative expenses	196,851	245,151

INCOME FROM OPERATIONS	57,099	94,328

OTHER INCOME (EXPENSES):
Other income	1,302	2,386
Interest expense	—	(320)
TOTAL OTHER INCOME	1,302	2,066

INCOME BEFORE INCOME TAXES	58,401	96,394

INCOME TAXES (EXPENSE) BENEFIT	—	—

NET INCOME	$58,401	$96,394

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	2

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
REVENUE
Internet	$1,219,459	$1,482,563
Real estate	93,348	225,663
	1,312,807	1,708,226

COST OF REVENUE
Internet	417,427	493,424
Real estate	69,151	178,053
	486,578	671,477

GROSS PROFIT	826,229	1,036,749

OPERATING EXPENSES:
Selling general and administrative expenses	727,507	735,840

INCOME FROM OPERATIONS	98,722	300,909

OTHER INCOME (EXPENSES):
Other income (expense)	(1,072)	2,919
Interest expense	—	(2,684)
TOTAL OTHER INCOME (EXPENSE)	(1,072)	235

INCOME BEFORE INCOME TAXES	97,650	301,144

INCOME TAXES (EXPENSE) BENEFIT	—	(74,275)

NET INCOME	$97,650	$226,869

BASIC AND DILUTED EARNINGS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	74,085,705	74,085,705

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	3

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,650	$226,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	25,625	19,140
Allowance for doubtful accounts	(292)	(2,658)
Deferred income taxes	—	74,275
(Increase) decrease in accounts receivable	5,814	9,962
(Increase) decrease in prepaid expenses	23	211
(Increase) decrease in real estate held for investment	—	(293,255)
(Increase) decrease in real estate held for resale	(374,199)
Increase (decrease) in accounts payable	31,051	21,508
Increase (decrease) in accrued expenses	(90)	6,603
Decrease in deferred revenue	(13,047)	(27,896)

Net cash provided by (used in) operating activities	(227,465)	34,759

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets held for resale	48	8
Net cash provided by investing activities	48	8

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest accrued on notes payable - stockholders	—	4,041
Net cash provided by financing activities	—	4,041

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(227,417)	38,808

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	369,694	118,469
CASH AND CASH EQUIVALENTS – END OF PERIOD	$142,277	$157,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the nine months ended September 30, 2015 and 2014, the Company paid income taxes of $0 and $0 and paid interest expense of $0 and $0.

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:

For the nine months ended September 30, 2015, the Company reclassified $200,037 from real estate held-for-resale to real estate held-for-investment.

See the accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	4

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by SiteStar Corporation (the “Company” or “SiteStar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

For the three months ended September 30, 2015 and 2014:

	2015	2014
Net income available to common shareholders	$58,401	$96,394
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

For the nine months ended September 30, 2015 and 2014:

	2015	2014
Net income available to common shareholders	$97,650	$226,869
Weighted average number of common shares	74,085,705	74,085,705

Basic and diluted income per share	$0.00	$0.00

NOTE 2 – COMMON STOCK

During the nine months ended September 30, 2015 and 2014, the Company issued no shares of common stock and repurchased no treasury shares.

Table of Contents	5

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

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended September 30, 2015 and 2014:

September 30, 2015

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$31,550	$393,407	$424,957
Operating income (loss)	$(21,306)	$(244)	$78,649	$57,099
Depreciation and amortization	$—	$8,517	$—	$8,517
Interest expense	$—	$—	$—	$—
Real estate owned	$—	$3,749,037	$—	$3,749,037
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,749,037	$1,672,700	$5,421,737

September 30, 2014

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$33,955	$463,711	$497,666
Operating income (loss)	$(40,923)	$15,841	$119,410	$94,328
Depreciation and amortization	$—	$8,309	$—	$8,309
Interest expense	$—	$—	$320	$320
Real estate owned	$—	$3,517,721	$—	$3,517,721
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,517,721	$1,716,649	$5,234,370

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the nine months ended September 30, 2015 and 2014:

September 30, 2015

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$93,348	$1,219,459	$1,312,807
Operating income (loss)	$(301,337)	$1,481	$398,578	$98,722
Depreciation and amortization	$—	$25,625	$—	$25,625
Interest expense	$—	$—	$—	$—
Real estate owned	$—	$3,749,037	$—	$3,749,037
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,749,037	$1,672,700	$5,421,737

Table of Contents	6

SITESTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 3 – SEGMENT INFORMATION, continued

September 30, 2014

	Corporate	Real estate	Internet	Consolidated
Revenue	$—	$225,663	$1,482,563	$1,708,226
Operating income (loss)	$(128,284)	$47,610	$381,583	$300,909
Depreciation and amortization	$—	$19,140	$—	$19,140
Interest expense	$—	$—	$2,684	$2,684
Real estate owned	$—	$3,517,721	$—	$3,517,721
Intangible assets	$—	$—	$1,166,494	$1,166,494
Total assets	$—	$3,517,321	$1,716,649	$5,234,370

NOTE 4 - NOTES PAYABLE

This USA Telephone note payable is due and is currently in litigation. At September 30, 2015, and December 31, 2014, the balance consist of the following:

	2015	2014
Non-interest bearing amount due on acquisition of USA Telephone customers per contract payable in thirty six monthly installments starting January 2008.	$900,615	$900,615

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County, Maine Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615.

SiteStar is currently contesting the litigation. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference was held in June with no agreement reached. Management is vigorously defending this claim.

NOTE 5 – RELATED PARTY

The Company leases its office building in Lynchburg, Virginia, from its Director and CEO on a five-year lease expiring April 30, 2017.  For the nine months ended September 30, 2015 and 2014, the Company paid $66,000 and $95,353 for rent on this office building. In addition, the Company rents a building used for storage of appliances and supplies which is located in Salem, VA, from this same individual. For the nine months ended September 30, 2015 and 2014, the Company paid $4,500 and $4,500 for rent on this building.

NOTE 6 – SUBSEQUENT EVENTS

In October 2015, the Company paid its corporate attorney the remaining $30,000 balance in legal fees related to the Moore Shareholder Group Settlement Agreement. (A total of $132,000 in legal fees were incurred by the Company related to this settlement.)

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

Table of Contents	8

Results of operations

The following tables show financial data for the three months ended September 30, 2015.

	Corporate	Internet	Real estate	Total
Revenue	$—	$393,407	$31,550	$424,957
Cost of revenue	—	146,785	24,222	171,007

Gross profit	—	246,622	7,328	253,950

Operating expenses	21,306	167,973	7,572	196,851

Income (loss) from operations	(21,306)	78,649	(244)	57,099
Other income (expense)	—	1,302	—	1,302

Income (loss) before income taxes	(21,306)	79,951	(244)	58,401
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(21,306)	$79,951	$(244)	$58,401

The following tables show financial data for the three months ended September 30, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$463,711	$33,955	$497,666
Cost of revenue	—	140,073	18,114	158,187

Gross profit	—	323,638	15,841	339,479

Operating expenses	40,923	204,228	—	245,151

Income (loss) from operations	(40,923)	119,410	15,841	94,328
Other income (expense)	—	2,066	—	2,066

Income (loss) before income taxes	(40,923)	121,476	15,841	96,394
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(40,923)	$121,476	$15,841	$96,394

Table of Contents	9

The following tables show financial data for the nine months ended September 30, 2015.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,219,459	$93,348	$1,312,807
Cost of revenue	—	417,427	69,151	486,578

Gross profit	—	802,032	24,197	826,229

Operating expenses	301,337	403,454	22,716	727,507

Income (loss) from operations	(301,337)	398,578	1,481	98,722
Other income (expense)	—	(1,072)	—	(1,072)

Income (loss) before income taxes	(301,337)	397,506	1,481	97,650
Income taxes (expense) benefit	—	—	—	—

Net income (loss)	$(301,337)	$397,506	$1,481	$97,650

The following tables show financial data for the nine months ended September 30, 2014.

	Corporate	Internet	Real estate	Total
Revenue	$—	$1,482,563	$225,663	$1,708,226
Cost of revenue	—	493,424	178,053	671,477

Gross profit	—	989,139	47,610	1,036,749

Operating expenses	128,284	607,556	—	735,840

Income (loss) from operations	(128,284)	381,583	47,610	300,909
Other income (expense)	—	235	—	235

Income (loss) before income taxes	(128,284)	381,818	47,610	301,144
Income taxes (expense) benefit	—	(74,275)	—	(74,275)

Net income (loss)	$(128,284)	$307,543	$47,610	$226,869

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

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the three months ended September 30, 2015 and 2014.

Table of Contents	10

For the three months ended September 30, 2015

	Corporate	Internet	Real estate	Total
EBITDA	$(21,306)	$79,951	$8,273	$66,918
Interest expense	—	—	—	—
Taxes	—	—	—	—
Depreciation	—	—	(8,517)	(8,517)
Amortization	—	—	—	—

Net income (loss)	$(21,306)	$79,951	$(244)	$58,401

For the three months ended September 30, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(40,923)	$121,795	$24,150	$105,022
Interest expense	—	(319)	—	(319)
Taxes	—	—	—	—
Depreciation	—	—	(8,309)	(8,309)
Amortization	—	—	—	—

Net income (loss)	$(40,923)	$121,476	$15,841	$96,394

The following tables show a reconciliation of EBITDA to the GAAP presentation of net income for the nine months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015

	Corporate	Internet	Real estate	Total
EBITDA	$(301,337)	$397,506	$27,106	$123,275
Interest expense	—	—	—	—
Taxes	—	—	—	—
Depreciation	—	—	(25,625)	(25,625)
Amortization	—	—	—	—

Net income (loss)	$(301,337)	$397,506	$1,481	$97,650

For the nine months ended September 30, 2014

	Corporate	Internet	Real estate	Total
EBITDA	$(128,284)	$384,502	$66,750	$322,968
Interest expense	—	(2,684)	—	(2,684)
Taxes	—	(74,275)	—	(74,275)
Depreciation	—	—	(19,140)	(19,140)
Amortization	—	—	—	—

Net income (loss)	$(128,284)	$307,543	$47,610	$226,869

Table of Contents	11

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

REVENUE

Total revenue for the three months ended September 30, 2015 decreased by $72,709 or 14.6% from $497,666 for the three months ended September 30, 2014 to $424,957 for the same period in 2015.

Internet sales decreased $70,304 or 15.2% from $463,711 for the three months ended September 30, 2014 to $393,407 for the same period in 2015. The decrease in Internet sales is attributed to the loss of customers and lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Rental income decreased $2,405, or 7.1%, from $33,955 for the three months ended September 30, 2014 to $31,550 for the same period in 2015. Vacancies due to turnover of tenants led to this decrease in rental income. Repairs and maintenance for lease ups did not keep pace with turnovers. Management is focused on increasing rental revenue in future periods with more units coming on line and faster unit turnaround times. No property sales occurred during the three-month periods in 2015 and 2014.

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

COST OF REVENUE

Total costs of revenue for the three months ended September 30, 2015 increased by $12,820 or 8.1% from $158,187 for the three months ended September 30, 2014 to $171,007 for the same period in 2015.

Cost of Internet revenue increased $6,712 or 4.8% from $140,073 for the three months ended September 30, 2014 to $146,785 for the same period in 2015. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners.

Cost of real estate revenue increased $6,108 or 33.7% from $18,114 for the three months ended September 30, 2014 to $24,222 for the same period in 2015. The increase in real estate cost of revenue is a reflection of the costs associated with the renovation to lease up rental properties. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2015 decreased $48,300 or 19.7% from $245,151 for the three months ended September 30, 2014 to $196,851 for the same period in 2015. This decrease is primarily due to management’s containment of costs for the three months ended September 30, 2015 compared to the same period in 2014.

INCOME TAXES

SiteStar recognized deferred tax expense for the three months ended September 30, 2014 of $0 including no recognition of deferred tax expense in the current year 2015.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2015 decreased by $320 or 100.0% from the three months ended September 30, 2014. The debt of this interest expense was paid off during 2014.

Table of Contents	12

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

REVENUE

Total revenue for the nine months ended September 30, 2015 decreased by $395,419 or 23.1% from $1,708,226 for the nine months ended September 30, 2014 to $1,312,807 for the same period in 2015.

Internet sales decreased $263,104 or 17.7% from $1,482,563 for the nine months ended September 30, 2014 to $1,219,459 for the same period in 2015. The decrease in Internet sales is attributed to the loss of customers and lack of acquisitions of Internet access and web hosting customers of ISPs. Although the Company continues to sign up new customers, competition from ubiquitous nationwide telecommunications and cable providers threatens significant and sustainable organic growth.

Rental income increased $7,685, or 9.0%, to $93,348 in 2015, compared to $85,663 for the nine months ended September 30, 2014. Real estate sales were $0 and $140,000 in 2015 and 2014 nine-month periods.

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

COST OF REVENUE

Total costs of revenue for the nine months ended September 30, 2015 decreased by $184,899 or 27.5% from $671,477 for the nine months ended September 30, 2014 to $486,578 for the same period in 2015.

Cost of Internet revenue decreased $75,997 or 15.4% from $493,424 for the nine months ended September 30, 2014 to $417,427 for the same period in 2015. Internet cost of revenue decreased primarily from restructuring the internet backbone providers to scale expenses with revenue. The Company is continuing to attempt to negotiate more favorable contracts with telecommunication vendors and making the network capacity more efficient. The Company expects to continue creating these efficiencies through wholesale business partners.

Cost of real estate revenue decreased $108,902 or 61.2% from $178,053 for the nine months ended September 30, 2014 to $69,151 for the same period in 2015. The decrease in real estate cost of revenue is a reflection of the costs associated with the sale of a residential property in 2014 but not in 2015. Costs of revenue for rental properties is minimal compared to the sale of properties, reflecting repairs, taxes and depreciation expenses as opposed to the total costs of a property when sold.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2015 increased $8,333 or 1.1% from $735,840 for the nine months ended September 30, 2014 to $727,507 for the same period in 2015. This increase is primarily due to an increase in professional fees for the nine months ended September 30, 2015 compared to the same period in 2014.

INCOME TAXES

SiteStar recognized deferred tax expense for the nine months ended September 30, 2014 of $74,275 versus no recognition of deferred tax expense in the current year 2015.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2015 decreased by $2,684 or 100.0% from the nine months ended September 30, 2014. The debt of this interest expense was paid off during 2014.

Table of Contents	13

FINANCIAL CONDITION

Net accounts receivable decreased $5,522 or 25.3% from $21,811 on December 31, 2014 to $16,289 on September 30, 2015.  Real estate increased net $348,574 or 10.3% from $3,400,463 on December 31, 2014 to $3,749,037 on September 30, 2015. Real estate held for investment increased $174,412 or 15.7% representing an increase in properties that have been refurbished and ready for rental placement, shifting costs from real estate held for resale which increased $174,162 or 7.6% to $2,467,223 on September 30, 2015 from $2,293,061 on December 31, 2014. Accounts payable increased by $31,051 or 207.5% from $14,963 on December 31, 2014 to $46,014 on September 30, 2015. Professional fees incurred are the reason for the increase. Deferred revenue decreased by $13,047 or 4.8% from $273,440 on December 31, 2014 to $260,393 on September 30, 2015 representing decrease in volume of customer accounts that have been prepaid.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $142,277 and $369,694 at September 30, 2015 and at December 31, 2014. EBITDA was $123,275 for the nine months ended September 30, 2015 as compared to $322,968 for the same period in 2014.

	For the three months ended September 30,
	2015	2014
EBITDA	$66,918	$105,022
Interest expense	—	(319)
Taxes	—	—
Depreciation	(8,517)	(8,309)
Amortization	—	—

Net income for the	$58,401	$96.394

	2015	2014
EBITDA for the nine months ended September 30,	$123,275	$322,968
Interest expense	—	(2,684)
Taxes	—	(74,275)
Depreciation	(25,625)	(19,140)
Amortization	—	—

Net income for the nine months ended September 30,	$97,650	$226.869

Sales of Internet services which are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk.  To help offset this exposure, the Company has added a late payment fee to encourage timely payment by customers. Another effort to improve customer collections was the implementation of a uniform manual invoice processing fee, which has also helped to accelerate collections procedures. These steps and more aggressive collection efforts have shifted accounts receivable to a more current status which is easier to collect. The accounts receivable balance in the Current category decreased from 65% of total accounts receivable from December 31, 2014 to 59% on September 30, 2015.  The balance in the 30+ day category decreased from 26% of total accounts receivable from December 31, 2014 to 24% on September 30, 2015.  The balance in the 60+ day category increased from 9% to 17% of total accounts receivable from December 31, 2014 to September 30, 2015.

The Company funds its Investments in real estate primarily from the cash flows generated from the Internet Service Provider division. Management does not expect this to change in the near future. This course of action does not impair the cash flows of the Company. SiteStar does not commit to purchase real estate beyond the ability of the cash flows and has not borrowed money for this purpose. Management evaluates property as it becomes available with respect to the market value versus the acquisition cost, in addition to other conditions that could affect the resale value. Renovations are made as needed to maximize the market appeal and value prior to listing for sale or lease.

Table of Contents	14

The aging of accounts receivable as of September 30, 2015 and December 31, 2014 is as shown:

	2015		2014
Current	$9,582	59%	$14,185	65%
30 < 60	3,937	24%	5,577	26%
60+	2,770	17%	2,049	9%

Total	$16,289	100%	$21,811	100%

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. SiteStar is currently contesting the Litigation. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference was held in July with no agreement reached. Management is vigorously defending this claim.

The Company was able to pay $30,000 in legal fees in the subsequent quarter from operating cash flows.

OFF-BALANCE SHEET TRANSACTIONS

The Company is not a party to any off-balance sheet transactions.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Table of Contents	15

Management’s Report on Internal Control over Financial Reporting

The management of SiteStar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluation, we identified the following material weakness in our internal control over financial reporting as of September 30, 2015:

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

We did not maintain appropriate controls over accounts payable. Invoices that are being disputed with the vendor are not entered into accounts payable until the disputes are resolved. In order to keep track of these invoices, and accrue appropriate amounts, the Company will begin to enter disputed invoices into the accounts payable system when they are received and a notation will be made that they are not to be paid until the dispute is resolved.

Changes in Our Internal Control

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Table of Contents	17

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation

United Systems Access, Inc., et al. v. SiteStar Corporation, Civil Action, Docket No. CV-13-161, (York County Superior Court). This is a breach of contract claim, whereby Plaintiff has alleged that SiteStar has failed to pay the amounts owed on a Promissory Note. SiteStar has filed a counterclaim for damages for overpayments and breach of contract associated with Plaintiff’s misrepresentation of the customer lists and was shorted revenues associated the number of customers contracted for. Plaintiff seeks monetary damages in the amount of $900,615. SiteStar is currently contesting the Litigation. The estimate of the upper limit of a potential loss is $900,615 which has been accrued. A judicial settlement conference was held in July with no agreement reached. Management is vigorously defending this claim.

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

Date: November 16, 2015
	By:	/s/ Frank Erhartic, Jr.
Frank Erhartic, Jr.
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Date: November 16, 2015
	By:	/s/ Daniel A. Judd.
Daniel A. Judd
Chief Financial Officer
(Principal Financial Officer)

Table of Contents	19