Form 10-K
period 2015-12-31
SITESTAR CORP
filed 2016-07-18
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

SITESTAR CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-27763

Nevada	88-0397234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4026 Wards Rd. Ste G1 #271, Lynchburg, VA	24502
(Address of Principal Executive Offices)	(Zip Code)

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

[ ] Yes     [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes[ ] No

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

[ ] Yes   [X]  No

The aggregate value of the voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,239,778 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of July 18, 2016 is 77,404,010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Overview of this Annual Report on Form 10-K and Restatement

This multi-period comprehensive Annual Report on Form 10-K of Sitestar Corporation (together with its consolidated subsidiaries, “Sitestar”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is for each of the years ended December 31, 2015 and December 31, 2014, as restated, and for each of the quarterly periods of 2015 and 2014, all six quarterly periods as restated, and is in lieu of filing separate reports for each of those periods. In this Annual Report, we are restating certain items and making other corrective adjustments to certain of our previously filed historical financial statements and related information resulting from the accounting reviews and internal investigation referenced below. More specifically, in this Annual Report, the Company, among other things:

(a) restates its Consolidated Balance Sheets as of December 31, 2014 and the related Consolidated Statements of Comprehensive Income, Stockholders’ Equity and Cash Flows for the fiscal year ended December 2014;

(b) amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the fiscal year ended December 31, 2014 and the interim quarterly periods of 2014 and 2015, generally;

(c) restates its Unaudited Quarterly Financial Data for each fiscal quarter in the fiscal year ended December 31, 2014 and the three fiscal quarters in the fiscal year ended December 31, 2015

Background on the Restatement

On December 3, 2015 Sitestar’s former auditor notified the independent Directors of the Company of his concerns about several related party transactions and what the former auditor considered to be former management’s inadequate responses regarding these matters. The former auditor had not previously disclosed these concerns to the independent Directors and had not included the independent Directors in previous communications on the matter.

The independent Directors requested information from former management on December 7, 2015 and believed that the responses from former management to be inadequate. The independent Directors provided former management with an additional opportunity to explain the issues on December 14, 2015 and again found the responses to be lacking. Accordingly, the Board of Directors voted to terminate the former CEO and place the now former CFO on probation. An independent Director, Steven L. Kiel, was appointed as the interim CEO during that meeting.

Directors also voted to form an Audit Committee at the December 14, 2015 meeting and appointed two independent Directors to the Committee. Among other things, the Audit Committee was tasked with reviewing and approving the engagement with an outside auditor.

Also at the December 14, 2015 meeting, Directors agreed to engage outside legal counsel to lead an investigation into the allegations by the Company’s former auditor. Legal counsel engaged an accounting firm to carry out an analysis of a range of transactions over the previous five years. The information above was originally detailed in 8-K filings on December 15, 2015 and December 29, 2015. A final investigation report was delivered to management in February 2016. This report served as the basis for a lawsuit filed by the Company against the former CEO, Mr. Erhartic, in April 2016. This lawsuit is described more fully in Item 3.

The results of the investigation, along with the problematic items identified by the former auditor and the accounting firm engaged to conduct the investigation, led the Company to make the decision that it was necessary to restate the 2014 10-K as well as the interim reports for 2014 and 2015.

This decision was strengthened by the former auditor’s resignation on February 11, 2016 following communications with the Company that the former auditor had not been selected as the Company’s independent auditor for 2016. As detailed in an 8-K filed on March 7, 2016, Cherry Bekaert, LLP was selected as the Company’s new independent auditor on March 3, 2016. After concerns were raised by the Company’s outside legal counsel about the former auditor’s independence, it was determined that Cherry Bekaert, LLP should carry out an audit for 2014 in addition to 2015.

Effects of Restatement

Adjustments made as a result of the restatement are more fully discussed in the Significant Information for Investors section below. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II, Item 9A, “Controls and Procedures”.

Our previously filed Annual Report on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, as previously disclosed in our Current Reports on Form 8-K dated December 23, 2015, February 18, 2016 and March 18, 2016, investors should no longer rely upon the consolidated financial statements and related financial information contained in previously filed financial reports for these periods and any earnings releases or other communications relating to these periods. See Note 13, Restated Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2014 and for the three quarters of fiscal 2015. Our quarterly reports for fiscal 2016 will include results for the corresponding interim periods of fiscal 2015, as restated herein. All amounts in this Annual Report on Form10-K affected by the restatement adjustments reflect such amounts as restated.

Significant Information for Investors

The Company believes that the clearest way to present the restated information to investors is to provide a comprehensive filing on all matters restated since January 1, 2014. We want to highlight the information we view as significant to investors in this section. While there are several items where changes were made, we do not consider the amounts individually or collectively material.

Shortly after the change in management, we requested a shareholder report from our transfer agent and attempted to reconcile the number of shares outstanding. We determined that the Company had previously been inaccurately reporting the number of shares outstanding and the number of treasury shares. We adjusted this as of January 1, 2014 by restating the number of outstanding common shares to 77,404,010 from 74,085,705 and by restating the number of treasury shares to 13,922,453 from 17,240,758. We also adjusted the paid-in capital and accumulated deficit as of January 1, 2014. In plain language, there are more shares outstanding than before and outside investors saw their ownership in the company diluted by approximately 4% because of the previous error.

We adjusted the opening balance of total equity beginning January 1, 2014 to $3,546,099. This was a $152,558 decrease from the closing balance of December 31, 2013. This change was primarily the result of errors in the deferred tax calculations, the timing of accruals, state taxes payable, and the valuation of real estate owned.

After reviewing the details of each property owned in each period beginning on January 1, 2014, we adjusted the amounts listed as real estate held for investment and for resale. For the year ended December 31, 2014 we changed real estate held for resale to $2,079,514 from $2,293,061 and real estate held for investment to $1,185,588 from $1,107,402.

We also removed the previously listed tax expense of $74,275 from 2014. This tax expense was not supportable and was previously listed in error.

The Company historically has listed a liability of $900,615 as a note payable related to the historical purchase of customers from USA Telephone. This amount was in dispute and ultimately was settled for $90,000 in December 2015. To more accurately reflect the liability, we adjusted the note payable to $90,000 in the year ended December 31, 2014. In addition to affecting the liabilities portion of the balance sheet, it also is reflected as other income on the income statement. This resulted in the biggest change in the full year 2014 figures. The restated comprehensive income for 2014 is $1,120,085 where previously it was reported as $384,183. Additionally, the $90,000 note payable remained on the balance sheet in the year ended December 31, 2015 despite the settlement in December 2015 because payments associated with the settlement were not paid until 2016.

We have also adjusted several cost of revenue items in the interim 2014 and 2015 periods. These were primarily the result of an improved analysis of the timing of accruals and a more accurate analysis of real estate expenses. The end results when looking at the change in the full year 2014 numbers are minor. Cost of revenues for 2014 were restated as $1,244,241 from $1,106,083. Ultimately some SG&A items were reduced as well, so the restated income from operations for full year 2014 decreased $19,591.

We made the decision to present the restated interim periods and full year 2014 financials as part of the 2015 10-K in order to provide clarity on information that is relevant at the time of the release of this 10-K. We would like to focus shareholders on the current condition of the company while also providing accurate historical information. While not required because of our smaller reporting company status, we decided to include a fairly extensive section of risk factors to ensure that shareholders understand the risks associated with owning shares in our company. We urge you to carefully consider these risks when determining if an investment is appropriate.

4

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10-K, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

PART I

ITEM 1. BUSINESS

Overview

Sitestar Corporation (together with its consolidated subsidiaries, “Sitestar”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a Nevada corporation, incorporated December 17, 1992, having its headquarters in Lynchburg, Virginia and carrying out its business strategy in two segments: Internet Operations and Real Estate Operations. Prior to 2010, the Company primarily focused on providing services through its internet segment. This focus involved the purchase of customers from other Internet Service Providers located throughout parts of the United States and Canada. The services offered to these acquired customers were primarily dial-up and DSL internet access, Web hosting, and other ancillary services. From 2002 to 2010 the Company acquired various internet access-related companies and customers. Ultimately, this acquisition strategy proved not to be viable.

In 2008 the Company’s management implemented a program to purchase real estate with the Company’s surplus cash flows. The first acquisition occurred in 2010. The strategy involved purchasing residential properties, often from foreclosure, at prices that prior management deemed to be attractive. Efforts were then made to repair and upgrade the properties to make them ready for rental or sale. Despite the fact that the internet segment generated the vast majority of revenue during this time period, prior management’s primary focus from 2010 until the dismissal of the prior CEO on December 14, 2015 was on the real estate segment.

When new management was appointed on December 14, 2015, we determined that it was unlikely that an acceptable return could be made by continuing to pursue the real estate acquisition strategy. Accordingly, we intend to pursue efforts in this segment to an orderly liquidation of our real estate assets. It is likely that this liquidation will take several years to fully complete.

The Board of Directors and management are focused on maximizing the free cash flow generated by the internet segment and maximizing the net sale price of the real estate properties currently owned. Going forward, we are likely to reinvest the proceeds from these two segments into alternatives unrelated to the historical activities of the company. Subsequent to the 2015 year end, we have made investments in both marketable securities and, as previously reported in our Current Report of Form 8-K filed with the SEC on June 14, 2016, in an acquisition vehicle focused on the HVAC industry.

Background on the New Board of Directors and Management

In December 2014, Jeffrey Moore, Steven Kiel, and Jeremy Gold (collectively The Moore Shareholder Group) filed a preliminary proxy statement in order to force the Company to hold a special shareholder meeting to elect Directors. There had been no record of prior management holding a shareholder meeting since the Company had been public. Prior management reacted to the filing of the proxy statement by filing suit against The Moore Shareholder Group. In February 2015 the Company agreed to drop its lawsuit, increase the number of Directors to six, appoint Mr. Kiel and Mr. Gold as Directors, and appoint Roger Malouf as a management chosen Director. Mr. Moore had previously been appointed as a director in 2013. The Company and The Moore Shareholder Group also agreed to a “standstill agreement” for a one-year period to end in February 2016.

As previously reported in our Current Report of Form 8-K filed with the SEC on December 15, 2015 and December 29, 2015, the Company’s former CEO, Frank Erhartic, was terminated by the Board of Directors on December 14, 2015 after the Company’s former auditor notified the Directors about several related party transactions that the former auditor deemed to be problematic. Mr. Ehartic resigned as a Director at the request of the Board. Mr. Erhartic was replaced as CEO by Mr. Kiel, first on an interim basis on December 14, 2015, and then on a permanent basis effective March 1, 2016. Mr. Kiel manages an investment partnership that has held an investment in the Company since 2012. Mr. Kiel has been a Director since 2015. Mr. Kiel is also a Judge Advocate in the Army Reserves. He is a veteran of Operation Iraqi Freedom and currently holds the rank of Major.

Steps Taken by New Board of Directors and Management Since the Termination of the Former CEO

Immediately after being appointed, new management engaged outside legal counsel to lead an investigation into the allegations by the Company’s former auditor. Legal counsel engaged an accounting firm to carry out an analysis of a range of transactions over the previous five years. A final report was delivered to management in February 2016. This report served as the basis for a lawsuit filed by the Company against Mr. Erhartic in April 2016. This lawsuit is described more fully in Item 3.

At the Board of Directors meeting on December 14, 2015 the Company’s former CFO, Dan Judd, was placed on probation in light of the circumstances that had led to the termination of the former CEO. New management engaged an outside financial consultant to review the Company’s accounting practices and to assist Mr. Judd in carrying out his duties. As previously reported in our Current Report of Form 8-K filed with the SEC on March 7, 2016, Mr. Judd subsequently was terminated on March 3, 2016. The Board has requested that he resign as a Director, but Mr. Judd has not responded favorably to that request and has not participated in Board meetings since his dismissal as CFO.

Also at the Board of Directors meeting on December 14, 2015, the Company formed an Audit Committee. Jeff Moore and Jeremy Gold were appointed to serve on the Audit Committee. Mr. Gold was elected to be the Chairman of the Audit Committee at the December 14, 2015 meeting. A charter was adopted on January 5, 2016.

As previously reported in our Current Report of Form 8-K filed with the SEC on February 23, 2016, effective February 2, 2016 Mr. Malouf resigned as a Director and was replaced by Chris Payne. Mr. Payne is considered an Audit Committee Financial Expert and was appointed to serve on the Audit Committee.

As previously reported in our Current Report of Form 8-K filed with the SEC on February 18, 2016, on February 11, 2016, the Company’s former auditor resigned. This resignation followed communications between the former auditor and the Company in which the Company informed the former auditor, among other things, that (i) the former auditor had not been selected as the Company’s independent auditor for 2016; and (ii) following receipt of the former auditor’s letter of December 21, 2015 stating that the Company should take action to prevent reliance on the previously issued financial statements for the year ended December 31, 2014 as contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2014, the Company had retained an external accountant to conduct an investigation based on certain agreed upon procedures.

On February 17, 2016, Mr. Moore was selected to serve as the Chairman of the Board.

As previously reported in our Current Report of Form 8-K filed with the SEC on March 7, 2016, on March 3, 2016, Cherry Bekaert LLP was selected as the Company’s new independent auditor for the year ended December 31, 2015. It was determined that Cherry Bekaert LLP should carry out an audit for 2014 in addition to 2015.

On April 21, 2016, Mr. Kiel and representatives from Cherry Bekaert LLP and the Company’s outside legal counsel met with the Enforcement Division of the Securities and Exchange Commission (SEC) at the SEC’s request. We detailed the steps taken to confront the accounting, internal control, and other issues created by the Company’s former management. We have proactively complied with all requests by the SEC. We are committed to fully cooperating with the SEC on all matters, and will assist them if they decide to pursue a formal investigation or enforcement action against the Company or any currently or previously associated person.

New management has aggressively moved to implement policies that will prevent risks associated with related party transactions. We immediately abandoned a storage facility owned by the former CEO. Within a month of the management change, we moved out of the former headquarters office claimed to be owned by the former CEO. We have engaged several outside service providers to supplement the staff members already in place. The new management and Board of Directors are focused on aggressively defending the interests of the Company and its shareholders.

Products and Services

Internet Operations

Sitestar is an Internet Service Provider (ISP) that offers consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, Web hosting, and various ancillary services. We provide services to customers in the United States and Canada.

This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic and wireless). Additionally, we market and sell web hosting and related services to consumers and businesses. We also offer broadband services within our regional and national footprint.

In addition to our operations, we also own the domain, First.com. We are currently marketing First.com for sale.

Our primary competitors include regional and national cable and telecommunications companies that have substantially greater market presence, brand-name recognition, and financial resources compared to Sitestar. Secondary competitors include local and regional ISPs.

The residential broadband internet access market is dominated by cable and telecommunications companies. These companies offer internet connectivity through the use of cable modems, Digital Subscriber Line (DSL) programs, and fiber. These competitors have extensive scale and significantly more resources than Sitestar. Competitors are often offered incentives for customers to purchase internet access by offering discounts for bundled service offerings (i.e., phone, television, Internet). While we are a reseller of broadband services including DSL and fiber services, our profit margin is heavily influenced by these competitive forces.

There are currently laws and regulations directly applicable to access or commerce on the internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. We may be positively or negatively affected by the repeal, modification, or adoption of various laws and regulations. These changes may occur at the international, federal, state, and local levels, and may cover a wide range of issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, and information security.

Real Estate Operations

Sitestar owns a real estate investment portfolio that includes residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia.

Pursuant to the approval of the Board of Directors subsequent to December 31, 2015, we are pursuing an orderly liquidation of our real estate portfolio. We do not have an estimate for how long it will take to complete this liquidation, if ever.

Beginning immediately after the change in management in 2015, we engaged several real estate agents to assess the marketability of the properties we were not holding as rentals. We have examined each property on an individual basis to determine a strategy to maximize the net sale price. Where appropriate, we have and will reinvest resources into a property to increase its marketability and sale price. We have listed and, subsequent to December 31, 2015, sold, properties both directly and through real estate agents. In 2016, we engaged a property manager to manage the rental properties that we own in Roanoke, Virginia.

State and municipal laws and regulations govern the real estate industry and do not vary significantly from one community to another. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances govern rental properties and also do not vary significantly throughout our real estate holding areas.

Employees

As of July 18, 2016, we employed four full-time individuals and one part-time individual. We also utilize outside contractors as necessary to assist with bookkeeping, financial reporting, technical support, and customer service. Our employees are not unionized and we consider relations with employees to be favorable.

Available Information

Sitestar files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company also has available through EDGAR and XBRL its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 1A. RISK FACTORS

This Item 1A “Risk Factors” is not required for smaller reporting companies. However, notwithstanding this, we believe that it is in the best interests of the Company, our shareholders and the public, generally, to selectively disclose and illustratively overview the following certain risk factors, which we have identified as being among many risks particularly material to the current and future prospects of our Company, given the Company’s current circumstances as we understand them. This Item 1A “Risk Factors” is neither an exhaustive nor complete presentation of risks. Our presentation of these certain risk factors below is not organized in any particular order of magnitude or significance. In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be carefully considered in connection with evaluating our business and any forward-looking statements contained herein. Our business, financial condition, results of operations and cash flows could be harmed by any of the risk factors described below, or other risks that have not been identified or included herein or which we believe are immaterial or unlikely. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

The uncertainty as to our future strategies, and any failure in pursuing or executing new business initiatives, could have a material adverse impact on our business and future prospects.

Prior to 2010, we were primarily focused on providing services through our internet segment. This focus purchasing customers from other Internet Service Providers located throughout parts of the United States and Canada. The services offered to these acquired customers were primarily dial-up and DSL internet access, Web hosting, and other ancillary services. From 2002 to 2010, we acquired various internet access-related companies and customers. Ultimately, this acquisition strategy was not viable. In 2010, prior management ceased the previous acquisition strategy within the internet segment and redirected cash flow generated by the internet segment to an acquisition strategy focused on residential real estate. The strategy involved purchasing residential properties, often from foreclosure, at prices that prior management deemed to be attractive. Efforts were then made to repair and upgrade the properties to make them ready for rental or sale. Despite the fact that the internet segment generated the vast majority of revenue during this time period, prior management’s primary focus from 2010 until the dismissal of the prior CEO on December 14, 2015 was on the real estate segment to the neglect of the internet segment. When new management took over on December 14, 2015, we determined that it was not possible to make an acceptable return by continuing to pursue the real estate acquisition strategy. Accordingly, we intend to pursue efforts in this segment to an orderly liquidation of our real estate assets.

The Board of Directors and management are focused on maximizing the free cash flow generated by our internet segment and maximizing the net sale price of our real estate properties currently owned. However, going forward, we are likely to reinvest the proceeds from these two segments into alternatives unrelated to the historical activities of the Company. We are currently reviewing investment opportunities in the public and private markets.

Accordingly, to date, we are uncertain as to any of the specific opportunities and future strategies the Company may undertake, as a going concern. We face significant risks that viable opportunities toward which the Company could redirect its resources and attention will not exist or be readily apparent to management, that management might not reach any consensus regarding the future strategies of the Company, and that any opportunities and strategies, even if identified and resolved to be pursued by the Company, could be successfully undertaken or executed.

Evaluating, considering and effectively executing new business initiatives can be difficult. Management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Entering into any new initiatives can also divert our management’s attention from other business issues and opportunities. Failure to effectively identify, pursue and execute new business initiatives likely will adversely affect our reputation, business, financial condition and results of operations.

Unless and until our management effectively identifies and consummates our pursuit of one or more alternative business strategies, we and any of our shareholders may be subject to heightened risks in respect of our prospects as a going concern.

We are under leadership of new management and a new Board of Directors, who collectively have a limited operating history with the Company.

Our current management and Board of Directors, with the exception of Daniel Judd, who remains a director but who the Company terminated as our former Chief Financial Officer on March 3, 2016, is comprised of individuals who invested in, as holders of our common stock, and were elected or appointed as officers and/or Directors, respectively, of, our Company during the periods subsequent to 2013. Accordingly, as to our current President and Chief Executive Officer (and interim Chief Financial Officer), who was appointed to his office as of December 14, 2015, and the other individuals constituting our executive suite and Board, we are under new leadership. While we expect that our new leadership will prove to be a positive development for the Company given our allegations against prior management regarding misconduct and the resulting detrimental impacts to the Company, our new members of management have limited experience with us and our business and have limited perspective as to our historical operations and practices, especially with respect to any periods predating 2014. We cannot assure you that they will fully integrate themselves into our business or that they will effectively manage our business affairs. Our failure to assimilate the new members of management, the failure of the new members of management to perform effectively, the failure of our new management to reach consensus as to our current and future strategies or the loss of any of new members of management could have a material adverse effect on our business, financial condition and results of operations and our future prospects.

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the primary local markets in Virginia and, with respect to our internet segment, across the United States and Canada, in which we operate and where our internet operations and real property holdings are concentrated. Unlike our competitors, which include, as to our internet segment, nationwide telecommunications and broadband providers that are more geographically diversified and have nationally-recognized branding, the Company’s offerings of consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, Web hosting and various ancillary services are, and historically have been, limited in penetration to smaller local and regional communities and pockets of market penetration across the United States and Canada. As to our real property investment holdings, with limited exceptions, the entirety of our real estate segment is focused on properties located within Central Virginia, and namely the Roanoke and Lynchburg, Virginia metropolitan statistical area.

Regarding both of our business segments, the particular local economic conditions in these areas have a significant impact on the Company’s results of operations and prospects, generally. If the Company’s market areas experience a downturn or a recession for any prolonged period of time, the Company could experience significant increases in delinquencies by real property tenants, decreases in revenues generated from residential and business internet segment customers, and impairment of its real property assets, all of which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment, monetary and fiscal policies of the federal government or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

Our overall business may be adversely affected by conditions in the financial markets and economic conditions generally.

The Company’s financial performance generally is highly dependent upon the business environment in the markets where the Company operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

The United States has not returned to the level of growth typical prior to the severe economic recession in 2008 and 2009. Our real estate investment portfolio quality is impacted by weak general economic conditions, which hamper prospects for realizing any return on investments in the properties we hold and pressure the value of the “rent roll” we’re able to realize from tenants of our properties. Accordingly, we remain vulnerable to adverse changes affecting the real estate market and business conditions. Such conditions or a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, or both, could negatively impact the Company and our prospects.

We may not be able to generate sufficient free cash flow from our Internet Segment to support the Company during the periods in which we attempt to liquidate our real estate investment portfolio and we reach consensus as to alternative future strategies the Company will pursue.

As mentioned, prior to 2010, we were primarily focused on providing services through our internet segment. This focus involved a strategy of purchasing customers from other Internet Service Providers located throughout parts of the United States and Canada. The services offered to these acquired customers were primarily dial-up and DSL internet access, Web hosting, and other ancillary services. From 2002 to 2010 we acquired various internet access-related companies and customers. However, in 2010, prior management ceased the previous acquisition strategy within the internet segment and redirected cash flow generated by the internet segment to an acquisition strategy focused on residential real estate, and despite the fact that the internet segment generated the vast majority of revenue during this time period, prior management’s primary focus from 2010 until the dismissal of the prior CEO on December 14, 2015 was on the real estate segment to the neglect of the internet segment.

Going forward, the Company intends to pursue an orderly liquidation of the entirety of its real estate holdings, and we currently are evaluating opportunities and new strategies for the Company’s future, which such alternatives may be unrelated to the historical activities of the Company.

However, unless and until we successfully liquidate our real estate investments and reach consensus as to the most appropriate and beneficial strategy for the Company’s future prospects, we will depend heavily upon the proceeds generated by our Internet Segment to sustain the Company for the foreseeable future. As prior management neglected, and did not reinvest in, our Internet Strategy and as we face an ever-increasing amount of competition from larger regional and national cable and telecommunications companies that have substantially greater market presence, brand-name recognition, and financial resources compared to Sitestar for our offerings in this segment, we face significant risks that our historical internet businesses may not be able to sustain our Company throughout any transition period.

We may not be able to liquidate our real estate holdings within the timeframe we project or under terms and conditions that are favorable, or provide any return on investment, to us.

We are subject to risks associated with our investments in real estate. Real estate investments are relatively illiquid. Pursuant to our current plan of liquidation, we expect to liquidate the entirety of the Company’s real estate assets within the next 12 to 24 months; however, due to the illiquid nature of real estate, the transaction costs associated with marketing and selling real property and the short timeframe that we have to sell our real estate assets given our need for capital to re-invest, we may not recoup the estimated fair value of, or even the amount of our initial investments in, our real property assets within this estimated timeframe, or at all. Accordingly, we cannot provide assurance that we will be able to dispose of our real property assets within the next 12 to 24 months, or at all, or under terms and conditions that are favorable, or provide any return on investment, to us – any of the foregoing of which would adversely impact our financial condition and prospects.

Events that negatively impact the real estate market, and changes in the financial markets, could hurt and impair the value of our real estate investment portfolio.

Because most of our real estate holdings are concentrated in the area surrounding the Cities of Roanoke and Lynchburg, Virginia, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger companies whose real estate portfolios are more geographically diverse. A weakening of the real estate market in Central Virginia or across the greater U.S. economy could result in an increase in the number of tenants of our properties who default on their lease agreements with us and, more so, a reduction in the value of the real properties, themselves. Additionally, acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate, may also negatively impact our financial condition.

Our plans for future growth and continued operation will depend, in many instances, on factors beyond our control, and an unsuccessful attempt to achieve growth would have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to engage the Company in new markets and businesses outside of and unrelated to its historical businesses. Our future pursuit of new opportunities involves many risks, including, without limitation:

·	the time and costs of evaluating new markets and business opportunities, and possibly hiring experienced personnel for the same, and opening new operations;
·	the time lags between these activities and the generation of sufficient assets and revenues to support the costs of any of our new markets and businesses;
·	our entrance into new markets or operations where we lack experience, relationships and business perspective and acumen;
·	the introduction of new products and services with which we have no prior experience into our existing business;
·	failure to culturally integrate any acquisition target or to identify and select optimal candidates and business partners for any integration or new expansion; and
·	failure to comply with new laws, rules and regulations applicable to any new markets or operations with which we have no prior experience.

We are subject to liquidity risk, generally.

Liquidity risk is the potential that we will be unable to meet our obligations as they become due, capitalize on growth opportunities as they arise or continue to operate because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances. A failure to adequately manage our liquidity risk could adversely affect our business, financial condition or operating results.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent or detect fraud.

We have historically lacked proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our interim Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have previously disclosed in numerous prior period and current reports filed with the SEC our identification of material weaknesses relating to our internal controls and procedures, some or all of which have persisted throughout recent history. Furthermore, during the course of our preparation of our December 31, 2015 and December 31, 2014 financial statements, we identified certain additional material weaknesses relating to our internal controls and procedures. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls. Reference is made to Item 9A “Controls and Procedures” herein.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent or detect fraud and to operate successfully as a public company.

The Company faces the risk that the design of its controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. We plan to regularly review and update the Company’s internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, given that we are a small company with a limited number of employees, we may be limited in our ability to assert effective controls, including, without limitation, controls related to appropriate segregation of duties, and there can be no assurance that we will be able to mitigate any of our internal control weaknesses.

Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could hinder our ability to accurately report our operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain quoted on the OTC Markets Group exchanges. Ineffective internal and disclosure controls could also harm our reputation, negatively impact our operating results or cause investors to lose confidence in our reported financial information, which likely would have a negative effect on the trading price of our securities.

Although we have implemented remedial measures expected to address the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report and we cannot assure you that these measures are adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if we are required to further restate our financial statements as a result of ineffective internal control over financial reporting, we would lose investor confidence in the accuracy and completeness of our financial reports, which likely would cause the price of our common stock to decline.

REGULATORY AND LEGAL RISKS

We are subject to extensive regulation as a registered public company that could limit or restrict our activities and impose financial requirements and expenses or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability and our ability to continue as a going concern.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, or SOX, the listing requirements of the OTC Markets Group and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and has made and will continue to make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention likely may be diverted from our core business concerns, which likely would harm our business and results of operations. Although our new management has already hired a number of professional service advisors, including reputable outside legal counsel and independent public accountants, to assist us with complying with these requirements going forward, we may need to hire additional employees in the future or engage additional outside consultants, which will increase our costs and expenses.

Historically, we chronically have failed to timely file our annual and quarterly reports, as required by the Exchange Act. New management and Board of Directors is committed to getting the Company back on track regarding compliance and reporting obligations, among other things. Nonetheless, the occurrence of certain items or happenings of certain events could result in the late filing of our periodic reports, which in turn could result in the pool of potential investors being exhausted or investors losing confidence in the accuracy or completeness of our financial resorts. In either case the market price of our common stock would likely be impacted. A sample of these items and events is as follows: if additional material weaknesses in our internal control over financial reporting are identified; if we discover additional historical misconduct or improprieties by our former CEO or other terminated officers; if we are unable to comply with the requirements of SOX 404 in a timely manner; or if we are unable to assert, going forward, that our internal control over financial reporting is effective, or in the event our independent registered public accounting firm (which is not required to attest as to our internal controls over financial reporting) ever should notify us that any of our financial statements should no longer be relied upon because of ineffectiveness of our internal control over financial reporting.

The laws and regulations applicable to the internet services and real estate investment industries could change at any time, and these changes may adversely affect our business and profitability.

We are subject to federal and state regulation that impacts our businesses in both our Internet Segment and our Real Estate Segment. Because government regulation greatly affects the business and financial results of all companies operating in these segments, our cost of compliance could adversely affect our ability to operate profitably. The increased scope, complexity, and cost of corporate governance, reporting, and disclosure practices are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors. We expect to experience increasing compliance costs related to this supervision and regulation.

If we become subject to an SEC Enforcement Action as a result of our previous operations, prior management’s misconduct or our SEC filings (or delinquencies or errors related thereto), the Company’s future prospects would be materially adversely affected.

On April 4, 2016, the Company’s outside legal counsel had a discussion with representatives of the Enforcement Division of the Securities and Exchange Commission, who posed informally a number of varied questions regarding the current and historical activities of the Company and the Company’s Exchange Act reporting obligations and filings. Based on this and other discussions and subsequent events, the Company understands that it currently is the subject of an “informal investigation” by the SEC concerning matters that, to date, have not been disclosed by the SEC to the Company or its counsel. On April 21, 2016, our CEO, along with representatives from the Company’s independent registered public accounting firm and the Company’s outside legal counsel, met with the SEC’s Enforcement Division at its Philadelphia, Pennsylvania offices at the SEC’s request to answer informally numerous and varied questions posed by the Staff. The Company has detailed, and will continue to detail, to the SEC the steps undertaken to confront the accounting, internal control and other issues created, directly or indirectly, by the Company’s former management and its prior advisors. The Company has proactively complied with all requests by the SEC, and the new management of the Company is committed to fully cooperating with the SEC Staff on all matters concerning their informal investigation and will assist the Staff if they should decide to pursue a formal investigation or enforcement action against the Company or any associated persons, or if they should make any recommendations or stipulate any mandates to us as to how the Company should or must correct further any of the information it previously has filed with or furnished to the SEC, so as to further the long term best interests of the Company, its shareholders and the public, generally.

However, in the event the SEC initiates an administrative “enforcement action” proceeding against the Company, the SEC could move to suspend or revoke the registration of our common stock under the Exchange Act. We cannot predict the outcome of any of the foregoing unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these or other matters. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon us fines, penalties, or other remedies, including the suspension or revocation of the registration of our common stock as discussed above, which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against an SEC enforcement action or other regulatory proceeding, such an action or proceeding may be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. In the event of any such action or proceeding, we may also become subject to costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by any D&O insurance accessible to us.

RISKS RELATED TO OUR STOCK

A limited market exists for our common stock.

Our common stock is quoted on the OTC PINK “OTCPINK” market. Our common stock was previously quoted on the OTC QB “OTCQB” market, but was downgraded due to our inability to timely file appropriate disclosures. OTCQB and OTCPINK may not provide investors with a meaningful degree of liquidity. Bid quotations for our common stock are available on the OTC Markets Group, an electronic quotation service for securities traded over-the-counter. Bid quotations on OTCPINK can be sporadic and may not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. Trading volumes in recent history have been low as compared to other larger companies or companies listed on other exchanges. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. Accordingly, holders of our common stock may have difficulty selling our common stock at prices which holders find acceptable or which accurately reflect the value of the Company.

Any investment in our common stock is subject to complete loss.

An investment in our common stock is inherently risky for the reasons described in these “Risk Factors” and the Company’s filings with the SEC, among other reasons. While our common stock is subject to the same market forces that affect the price of common stock in any company, you should carefully consider any investment in our common stock in light of our Company’s particular circumstances and challenges. If you acquire, or currently own, our common stock, you may lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2015, the Company conducts its operations from two locations, both of which we lease. The following table describes the location and general character of our operating facilities:

Location	Sq. Ft.	Monthly Cost	Use
Lynchburg, VA	7,200	$4,000	Primary U.S. Headquarters: Customer service; technical support; corporate accounting; billing; and houses internet equipment
Chatham, ON Canada	2,000	$1,500 (CAD)	Primary Canadian Headquarters: Customer service; technical support; and houses internet equipment

Subsequent to December 31, 2015 the Company vacated the Lynchburg, Virginia office and terminated the lease at the Chatham, Ontario office.

We also own a 12,000 square foot office building located at 29 West Main Street, Martinsville, Virginia. This property was acquired in 1998 by Neocom Microspecialists, Inc., a company we later acquired. This facility was closed in 2010. It is currently vacant and being marketed for sale.

As of December 31, 2015, we owned 42 residential properties, one commercial property, and interests in several lots. Subsequent to December 31, 2015, 21 residential properties have been sold.

ITEM 3. LEGAL PROCEEDINGS

On December 8, 2015, Sitestar settled a breach of contract claim with United Systems Access, Inc., et al. in connection with the matter, United Systems Access, Inc., et al. v. Sitestar Corporation, Civil Action, Docket No. CV-13-161, (York County, Maine Superior Court), previously commenced against the Company and whereby the plaintiff had alleged that the Company had failed to pay certain amounts owed on a promissory note. The settlement required Sitestar to pay $90,000 to United Systems Access. The Company paid the settlement amount in three installments on January 4, 2016, January 15, 2016, and February 11, 2016. The matter has been stricken from the docket. This claim by United Systems Access is accrued as a note payable in the amount of $900,615. Because the payments were made after December 31, 2015, $90,000 continues to be listed as a note payable in the year ended December 31, 2015.

On April 12, 2016, Sitestar filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), the Company’s former CEO and director and currently an owner of record or beneficially of more than five percent of the Company’s Common Stock. This complaint alleges, among other things, that the Former CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related party transactions, including:

·	causing the Company to borrow certain amounts from the former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest;
·	converting certain funds of the Company for personal rent payments to the Former CEO;
·	commingling in land trusts certain real properties owned by the Company and real properties owned by the Former CEO;
·	causing the Company to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO;
·	causing the Company to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive and to make real estate tax payments thereon for the personal benefit of the Former CEO;
·	converting to the Former CEO several motor vehicles owned by the Company;
·	causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former CEO;
·	causing the Company to pay personal credit card debt of the Former CEO;
·	causing the Company to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO; and
·	causing the Company to pay the Former CEO’s personal automobile insurance.

The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sitestar’s Common Stock is listed on the OTC PINK Markets [OTCPINK]. Sitestar Common Stock was listed on the OTC QB Markets (OTCQB) until May 17, 2016 and was subsequently moved to OTCPINK because of our inability to file required disclosures, including this annual report. We intend to reapply to be listed on the OTCQB when we become eligible.

The following tables set forth the high and low closing bid quotations reported on the OTCQB for each calendar quarter for 2014 and 2015. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

2014	High Bid	Low Bid
First Quarter	$0.05	$0.03
Second Quarter	$0.05	$0.03
Third Quarter	$0.04	$0.04
Fourth Quarter	$0.05	$0.03

2015
First Quarter	$0.05	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.06	$0.03

Record Holders

As of March 31, 2016 we had approximately 120 shareholders of record. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Equity Compensation Plans

We do not have any plans under which options, warrants or other rights to subscribe for or acquire shares of our common stock may be granted and there are no outstanding options, warrants or other rights to subscribe for or acquire shares of our common stock.

Dividends

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2015 and December 31, 2014 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

As of January 1, 2014 we restated the number of outstanding common shares to 77,404,010 from 74,085,705 and restated the number of treasury shares to 13,922,453 from 17,240,758. Along with the other opening balance adjustments, this decreased our additional paid-in capital to $13,728,989 from $13,880,947 and changed our accumulated deficit to ($9,636,093) from ($9,484,099) on January 1, 2014.

We adjusted the opening balance of total equity beginning January 1, 2014 to $3,546,099 from $3,698,657. This was a $152,558 decrease from the closing balance of December 31, 2013. This change was primarily the result of a change in the deferred tax calculations, a change in the timing of accruals, a change in state taxes payable, and a change in the value of real estate owned.

For the year ended December 31, 2015 we recorded a goodwill impairment of $954,049. This non-cash expense was the result of revenue and cash flow declines in the internet segment. New management implemented changes to the annual goodwill impairment analysis to more accurately reflect the value of the Company’s goodwill.

After reviewing the amounts listed as real estate held for investment and for resale and reviewing the details of each property owned in each period beginning on January 1, 2014, we adjusted the amounts listed as real estate held for investment and for resale. For the year ended December 31, 2014 we changed real estate held for resale to $2,079,514 from $2,293,061 and real estate held for investment to $1,185,588 from $1,107,402.

We also removed the previously listed tax expense of $74,275 from 2014. This tax expense was not supportable and was previously listed in error.

The Company historically has listed a liability of $900,615 as a note payable related to the historical purchase of assets from USA Telephone. This amount was in dispute and ultimately was settled for $90,000 in December 2015. To more accurately reflect the liability, we adjusted the note payable to $90,000 in the year ended December 31, 2014. In addition to affecting the liabilities portion of the balance sheet, it also is reflected as other income on the income statement. This $90,000 note payable remained at the year ended December 31, 2015 and was paid in 2016.

We have also adjusted several cost of revenue items in the interim 2014 and 2015 periods. These were primarily the result of an improved analysis of the timing of accruals. The end results when looking at the change in the full year 2014 numbers are minor. Cost of revenues for 2014 were restated as $1,244,241 from $1,106,083. Ultimately some SG&A items were reduced as well, so the restated income from operations for full year 2014 decreased $19,591.

Financial Condition, Liquidity, and Capital Resources

Sitestar carries out its business strategy in two segments: Internet Operations and Real Estate Operations. As of the management change on December 14, 2015, our primary focus in both segments is generating cash flow from operations. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these two segments or the company’s historical operations. As of December 31, 2015, we have not invested outside of these two segments. Prior to the management change, the Company was solely focused on the internet and real estate segments.

In our real estate segment, as of the management change on December 14, 2015, we intend to pursue an orderly liquidation of our real estate portfolio. This process may involve reinvestment in properties in order to maximize the net sale price. We are not able to determine at this time how long this liquidation process will take to complete. As of July 18, 2016, 21 properties have been sold subsequent to the year ended December 31, 2015.

As of July 18, 2016 we have eight properties under lease. These properties are managed by an external property management company. In several instances the tenants have an option to purchase the property. As properties come off lease, our intention is to market them for sale. We will also take advantage of opportunities to sell properties with current leases to real estate investors. Our focus in the real estate segment is to generate cash by strategically liquidating the portfolio for the highest net sale price.

The Company pursued a different strategy in the real estate segment prior to the management change on December 14, 2015. During that time period, and including January 1, 2014 through the date of the management change, the Company considered itself a real estate entity that acquired distressed properties primarily from foreclosure auctions. The Company carried out this real estate investment strategy by determining whether specific properties acquired would garner the most net income as a rental property or as a sale. The Company pursued repairs and upgrades for individual properties pursuant to the end goal for each property. This prior strategy harmed the Company’s liquidity position as significant cash outlays were required to prepare properties for rental or sale, while the ultimate sale price or rental revenue potential was uncertain.

Sitestar currently believes that its existing balances of cash, cash equivalents, and cash generated from operations and from the sale of its real estate portfolio will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. The company currently does not have long-term debt. Prior to the settlement involving USA Telephone, described further under Item 3, the Company had a note payable of $900,615. As described in Item 3, this note payable was in dispute and ultimately was settled with the requirement that Sitestar pay $90,000 to USA Telephone. The settlement provides more certainty with regards to our liquidity position and ability to meet our anticipated cash requirements. Our liquidity could be negatively affected if we were to make an acquisition, which may necessitate the need to raise capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to us.

We have no material capital expenditure requirements.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2015 or at any time from January 1, 2014 through December 31, 2015.

Contractual Obligations

We have no meaningful long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities as of December 31, 2015 and from January 1, 2014 through December 31, 2015 other than the note payable to USA Telephone previously described, and a note payable to the mother of the former CEO, who is also a former employee of the Company. This note payable to the mother of the former CEO was paid off in the quarter ended December 31, 2014. The balance of this note payable totaled $63,867 for the quarter ended September 30, 2014, $63,547 for the quarter ended June 30, 2014, and $60,990 for the quarter ended March 31, 2014. The circumstances involving this note payable are being determined as part of the litigation involving the former CEO as detailed in Item 3.

Results of Operations

Real Estate Operations

As of December 31, 2015, we owned 42 residential properties, one commercial property, and interests in several lots. After the change in management on December 14, 2015, we changed our strategy with regards to the real estate operations from an acquisition strategy to a strategy of orderly liquidation. From December 14, 2015 through the end of 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end, a list of properties was assigned to a real estate agent. Additionally, we entered negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor. No properties were acquired or sold during the last three months of 2015.

As a result of this activity, we moved properties representing $316,680 to held for resale from held for investment. The total amount held for resale at year-end 2015 was $2,671,311. Real estate held for investment at year-end 2015 totaled $911,162. The properties in this category included rental properties, lots, and properties that we were not actively selling or preparing for sale at that point in time. At year-end 2014, real estate held for resale totaled $2,079,514 and real estate held for investment totaled $1,185,588.

As of December 31, 2015, we had 20 properties available for rental. 17 rental properties were occupied and nine properties were current with regards to tenant payments as of December 31, 2015. $132,680 in rental revenue, net of bad debt, was generated in 2015. After the change in management, an outside property management company was engaged. This property management company began managing the rental property portfolio on February 1, 2016. For the full year ended December 31, 2015 the cost of revenue for the real estate segment was $346,998.

As of September 30, 2015, the Company owned 42 residential properties, one commercial property, and interests in several lots. During that time period the Company considered itself a real estate entity that acquired distressed properties primarily from foreclosure auctions. No properties were acquired or sold during the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Company generated $31,550 in rental property revenue. The cost of revenue totaled $22,842. There were no changes in these figures when compared to the financials originally filed for the three months ended September 30, 2015. The cost of revenue figure was $1,380 lower than previously reported due to a more appropriate analysis of accrued expenses.

As of June 30, 2015, the Company owned 42 residential properties, one commercial property, and interests in several lots. During that time period the Company considered itself a real estate entity that acquired distressed properties primarily from foreclosure auctions. No properties were acquired or sold during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Company generated $23,823 in rental property revenue. The cost of revenue totaled $27,760. There were no changes to the revenue figure originally reported. The cost of revenue figure was $8,952 lower than previously reported due to a more appropriate analysis of accrued expenses.

As of March 31, 2015, the Company owned 42 residential properties, one commercial property, and interests in several lots. During that time period the Company considered itself a real estate entity that acquired distressed properties primarily from foreclosure auctions. Three properties were acquired during the three months ended March 31, 2015. None were sold.

During the three months ended March 31, 2015, the Company generated $37,975 in rental property revenue. The cost of revenue totaled $14,410. The cost of revenue figure was also $8,952 lower than originally reported due to a more appropriate analysis of accrued expenses.

As of December 31, 2014, the Company owned 39 residential properties, one commercial property, and interests in several lots. During that time period the Company considered itself a real estate entity that acquired distressed properties primarily from foreclosure auctions. No properties were acquired or sold during the last three months of 2014.

The Company redirected its efforts in 2014 to preparing properties for rental as opposed to sale. The Company believed that there was strong demand for rental properties in the geographic locations where the Company’s properties are located. The Company believed focusing on rental properties would generate a higher return on investments and long term revenue stream.

For the period ended December 31, 2014 we restated real estate held for resale to $2,079,514 from $2,293,061. This was the result primarily from the Company previously designating costs as capitalized on the Consolidated Balance Sheets that should have been designated as expenses on the Consolidated Statement of Comprehensive Income. Additionally, we restated real estate held for investment to $1,185,588 from $1,107,402.

During the year ended December 31, 2014, the Company collected rental payments from 13 rental properties. $119,588 in rental revenue was generated in 2014. Total revenue for the year was $468,751. Two properties were sold in 2014. Two properties and land were purchased during 2014. Cost of revenue totaled $576,291 for the year. The previously reported revenue figure for the year was $461,251. The previously reported cost of revenue figure for the year was $426,722. These amounts differ to the newly reported amounts due to a more appropriate analysis of revenue and operating expenses, including a more thorough analysis of depreciation.

As of September 30, 2014, the Company owned 39 residential properties, one commercial property, and interests in several lots. During that time period the Company considered itself a real estate entity that acquired distressed properties primarily from foreclosure auctions. One property was acquired and no properties were sold during the three months ended September 30, 2014.

During the three months ended September 30, 2014, the Company generated $33,955 in rental property revenue. The cost of revenue totaled $22,002. The cost of revenue figure was $3,888 higher than originally reported due to a more appropriate analysis of accrued expenses.

As of June 30, 2014, the Company owned 38 residential properties, one commercial property, and interests in several lots. During that time period the Company considered itself a real estate entity that acquired distressed properties primarily from foreclosure auctions. No properties were acquired or sold during the three months ended June 30, 2014.

During the three months ended June 30, 2014, the Company generated $35,820 in rental property revenue and incurred $95,783 in expenses associated with the real estate operations. The originally reported revenue was $31,820 and the originally reported cost of revenue was $14,147. The restated figures differ from the original figures due to a more accurate analysis of expenses and a more appropriate analysis of accrued expenses.

As of March 31, 2014, the Company owned 38 residential properties, one commercial property, and interests in several lots. During that time period the Company considered itself a real estate entity that acquired distressed properties primarily from foreclosure auctions. One property and a lot were acquired and one property was sold during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company generated $159,888 in revenue from rental properties and property sales. There were no changes to the revenue figure originally reported. The cost of revenue totaled $275,887. This was $137,207 higher than previously reported. The restated figures differ from the original figures due to a more accurate analysis of expenses, a more appropriate analysis of accrued expenses, and opening balance adjustments.

Internet Operations

As of December 31, 2015, the focus of our internet segment is to generate cash flow, work to make as many of our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2015. Additionally, competitive pressures have negatively affected our ongoing revenue. Accordingly, revenue has continued to decline year over year, though at a slower pace than previous years.

The Company’s Internet Operations generated revenue of $1,602,523 in the year ended December 31, 2015. This is a 17% decline in revenue when compared to 2014, following a 20% decline in revenue in 2014 when compared to 2013. The cost of revenue for the internet segment totaled $539,934 in 2015.

For the year ended December 31, 2015 we recorded a goodwill impairment of $954,049. This was the result of revenue and cash flow declines in the internet segment. New management implemented changes to the annual goodwill impairment analysis to more accurately reflect the value of the Company’s goodwill. This goodwill impairment and all goodwill that remains is specific to the internet segment.

In the quarter ended September 30, 2015, the Company’s Internet Operations generated revenue of $393,407. The cost of revenue totaled $57,079. This compared to the previously reported revenue in the internet segment during this time period of $393,407 and the previously reported cost of revenue of $146,785. The change in the cost of revenue resulted from a more appropriate analysis of costs specific to the segment as well as a more appropriate analysis of accrued expenses.

In the quarter ended June 30, 2015, the Company’s Internet Operations generated revenue of $407,832. The cost of revenue totaled $121,188. This compared to the previously reported revenue in the internet segment during this time period of $407,079 and the previously reported cost of revenue of $108,941. The change in revenue resulted in a more appropriate analysis of deferred revenue. The change in the cost of revenue resulted from a more appropriate analysis of costs specific to the segment as well as a more appropriate analysis of accrued expenses.

In the quarter ended March 31, 2015, the Company’s Internet Operations generated revenue of $420,974. The cost of revenue totaled $199,749. This compared to the previously reported revenue in the internet segment during this time period of $418.974 and the previously reported cost of revenue of $146,557. The change in revenue resulted in a more appropriate analysis of deferred revenue. The change in the cost of revenue resulted from a more appropriate analysis of costs specific to the segment as well as a more appropriate analysis of accrued expenses.

For the year ended December 31, 2014, the Company’s Internet Operations generated revenue of $1,922,292. The cost of revenue for the internet segment totaled $667,950 in 2014. This compared to the previously reported revenue in the internet segment during this time period of $1,922,445 and the previously reported cost of revenue of $679,361. The change in the cost of revenue resulted from a more appropriate analysis of accrued expenses.

In the quarter ended September 30, 2014, the Company’s Internet Operations generated revenue of $464,711. The cost of revenue totaled $158,187. This compared to the previously reported revenue in the internet segment during this time period of $463,711 and the previously reported cost of revenue of $141,887. The change in revenue resulted in a more appropriate analysis of deferred revenue. The change in the cost of revenue resulted from a more appropriate analysis of costs specific to the segment as well as a more appropriate analysis of accrued expenses.

In the quarter ended June 30, 2014, the Company’s Internet Operations generated revenue of $499,618. The cost of revenue totaled $175,806. There was no change in the revenue figure reported and the revenue figure previously reported. The previously reported cost of revenue reported during this time period was $175,835. The change in the cost of revenue resulted from a more appropriate analysis of costs specific to the segment.

In the quarter ended March 31, 2014, the Company’s Internet Operations generated revenue of $519,236. The cost of revenue totaled $198,776. There was no change to the revenue and cost of revenue previously reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item may be found immediately after the signatures to this report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Except as has been previously reported in those certain Current Reports under Section 13 or 15(d) of The Securities Exchange Act of 1934 filed by the Company with the Securities and Exchange Commission on February 18, 2016 and March 7, 2016, respectively, no disclosure for this Item 9 is required herein.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, and also were not effective as of December 31, 2014 and as of the end of each interim reporting period during 2015 and 2014.

Management’s Report on Internal Control over Financial Reporting

The management of Sitestar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2015, December 31, 2014 and as of the end of each interim reporting period during 2015 and 2014, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluations, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2015, and also as of December 31, 2014 and as of the end of each interim reporting period during 2015 and 2014:

We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, all accounting and reporting functions are handled by a single individual, our Chief Financial Officer, with little or no oversight and review.

We did not maintain appropriate controls over changes to the list of key individuals, and changes to the list tracking the number of shares held by key individuals, in the shareholder database. The Company will have an appropriate individual periodically review the list of key individuals and the complete and accurate reporting of their records in the proper periods.

We did not maintain proper controls over the information technology environment. The Company is missing key safeguards that would prevent operational downtime, errors in financial reporting, and undue cost to the Company. Missing safeguards include a formal security policy outlining system access, acceptable use, timing of system risk and vulnerability assessments, back-up and recovery procedures, change management, and administrative responsibilities.

We did not maintain appropriate controls over vendor management and the disbursement cycle. Invoices that are being disputed with the vendor are not entered into accounts payable until the disputes are resolved. In order to keep track of these invoices, and accrue appropriate amounts the Company will enter disputed invoices into the accounts payable system when they are received and a notation will be made that they are not to be paid until the dispute is resolved.

We did not maintain proper segregation of duties for, or maintain written policies and procedures or adequate compensating controls governing, appropriate review and approval in advance of transactions in which we are or were to be a participant and any of our related persons, including employees and Directors, had or will have a direct or indirect interest.

Changes in Our Internal Controls

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2016, the Company entered into, effective June 13, 2016, a certain Limited Liability Company Agreement of HVAC Value Fund, LLC (the “LLC Agreement”) with JNJ Investments, LLC, an unaffiliated and unrelated Arizona limited liability company (“JNJ”). The Company and JNJ organized HVAC Value Fund, LLC (the “Limited Liability Company Entity”) as a Delaware limited liability company on June 13, 2016, for the expected purpose of carrying out from time to time through the Limited Liability Company Entity acquisitions and investments in the Heating, Ventilation, and Air Conditioning (“HVAC”) industry. To date, the Limited Liability Company Entity has consummated or entered into contracts with four acquisitions in the HVAC industry, but has yet to carry out any material business.

A copy of the LLC Agreement is filed as Exhibit 10.1 to this Annual Report on Form 10-K. Portions of the LLC Agreement have been redacted based upon a request for confidential treatment filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the company.

Name	Age	Principal Occupation/ Position Held with Company	Officer or Director Since
Jeffrey I. Moore	30	Chairman of the Board	2013
Steven L. Kiel	37	Chief Executive Officer; Chief Financial Officer; Director	2015
Jeremy K. Gold	23	Director	2015
Christopher T. Payne	45	Director	2016
Daniel A. Judd	59	Director	2004

Jeffrey I. Moore was appointed as the Chairman of the Board on February 17, 2016. He has served as a Director since 2013. Mr. Moore is a founder and Presiding Partner of M & M Investments, a value based investment partnership investing in common stocks. He is also owner and operator of Mt Melrose LLC, a company investing in real estate in Central Kentucky. Mr. Moore has earned a Bachelor of Arts in General Studies at Eastern Kentucky University.

Steven L. Kiel was appointed as President and Chief Executive Officer of the Company on December 14, 2015. He has served as a Director since 2015. Mr. Kiel is the President of Arquitos Capital Management and portfolio manager of Arquitos Capital Partners. He is also an advisor to Santa Monica Partners, a New York-based investment partnership. Mr. Kiel is a judge advocate in the Army Reserves, a veteran of Operation Iraqi Freedom, and currently holds the rank of Major. Previously, Steven was an attorney in private practice. He is a graduate of George Mason School of Law and Illinois State University and is a member of the bar in Illinois (inactive) and Washington, DC.

Jeremy K. Gold has been a Director since 2015. Mr. Gold is the Chairman of Sitestar's Audit Commitee since 2015. He is a Managing Member and co-founder of Alesia Asset Management LLC, a Los Angeles-based value-oriented investment firm. Mr. Gold is the Head of Finance and Operations at CloudPlus Inc, a technology company based in San Francisco. He has previously worked at Western Asset Management and Camden Asset Management. Mr. Gold holds a Bachelors of Arts in Physics from Williams College.

Christopher T. Payne has been a Director since 2016. Mr. Payne is a financial professional with more than 15 years of consulting, corporate finance and Big Four experience. In his current role, Mr. Payne manages and performs valuations involving various classes of equity and debt securities. He advises clients in both private and public companies and provides valuation and corporate advisory services for purposes including mergers and acquisitions, fairness opinions, buy-sell agreements, IRS and SEC compliance matters, and corporate planning and reorganizations. Mr. Payne is a graduate from the George Mason University’s School of Business (MBA) and holds a Bachelor’s degree from the University of North Carolina at Charlotte.

Dan Judd has been a Director since 2004. Mr. Judd served as the Company’s Chief Financial Officer from 2003 until March 3, 2016. Mr. Judd is a Certified Public Accountant and holds a Bachelor of Science in Commerce from the University of Virginia.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge, based solely on its review of the copies of such reports received by the Company and with respect to the two individuals identified below, the failure of such individuals to provide to the Company a written representation that a Form 5 was not required to be filed, such persons as described in the paragraph above timely filed all reports required by Section 16(a) during the fiscal year ended December 31, 2015 with the exception of Frank Erhartic, Jr. and Daniel Judd, each of whom have not filed with the SEC or furnished to the Company a Form 5 report for the fiscal year ended December 31, 2015.

Code of Ethics

The Company has adopted a Code of Ethics. It is available on the Company’s website www.sitestar.com under the Investor Relations tab.

Corporate Governance

Board of Directors: During the fiscal year ended December 31, 2015, the Board of Directors held five meetings. During the period served, no Director attended fewer than 75% of the total number of meetings of the Board held during the year. All Directors are independent with the exception of Steven L. Kiel. During the fiscal year ended December 31, 2015, Daniel A. Judd was not considered to be an independent Director. As of his termination as Chief Financial Officer on March 3, 2016, he no longer holds employment with the Company and is currently considered to be an independent Director.

The Company did not hold a Shareholder Annual Meeting in 2015. As previously reported in our Current Report on Form 8-K filed with the SEC on February 11, 2015 and as described in our Definitive Proxy Information Statement on Schedule 14C filed with the SEC on June 9, 2015, pursuant to the terms of a settlement agreement and voting agreement, each dated February 6, 2015, between the Company and a constituency of certain shareholders who represented in excess of 50% of our outstanding shares as determined at the time of the written consent, concerning a contested proxy contest then-existing, six agreed upon directors were appointed to the Board for 2015 by written consent of the shareholders in lieu of a meeting, and the Company agreed to call, and solicit proxies for, a Shareholder Annual Meeting not later than June 30, 2016.

Audit Committee: The Company approved the creation of an Audit Committee on December 14, 2015. The Audit Committee Charter was approved by the Board of Directors on January 5, 2016. The Audit Committee assists the Board of Directors in fulfilling its responsibility to the shareholders, potential shareholders, and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the Company’s financial reporting. To fulfill its purposes, the Committee’s duties include the following:

·	Appoint, evaluate, compensate, oversee the work of and, if appropriate, terminate, the independent auditor, who shall report directly to the Committee.
·	Approve in advance all audit engagement fees and terms of engagement as well as all audit and non-audit services to be provided by the independent auditor.
·	Engage independent counsel and other advisors, as it deems necessary to carry out its duties.

In performing these functions, the Audit Committee meets periodically with the independent auditors and management to review their work and confirm that they are properly discharging their respective responsibilities. Because the Audit Committee was created on December 14, 2015, the Audit Committee did not meet during the last fiscal year.

The Audit Committee currently consists of Jeremy K. Gold (Chairman of the Audit Committee), Jeffrey I. Moore, and Christopher T. Payne. Each member is considered to be independent, as defined by the SEC. Mr. Payne is considered to be an audit committee financial expert.

Governance, Compensation, and Nominating Committee: The Company does not currently have a Governance, Compensation, and Nominating Committee. The Board of Directors believes a Governance, Compensation, and Nominating Committee is necessary to effectively carry out Board duties and has plans to implement such committee in 2016. The creation of this committee is currently being contemplated.

Family Relationships

There are no family relationships among our directors and/or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Steven L. Kiel, Chief Executive Officer, Interim Chief Financial Officer(1)	2015
Daniel A. Judd, Chief Financial Officer (2)	2015 2014	48,200 48,200				48,200 48,200
Frank R. Erhartic, Jr., Chief Executive Officer (3)	2015 2014	48,269 48,577				48,269 48,577

(1) Appointed Chief Executive Officer on December 14, 2015 and interim Chief Financial Officer on March 3, 2016

(2) Terminated as Chief Financial Officer on March 3, 2016

(3) Terminated as Chief Executive Officer on December 14, 2015

There were no Equity Incentive Plans, Non-Equity Incentive Plans or Stock Awards for the years ended December 31, 2015 and 2014.

There were no outstanding equity awards.

There was no Director compensation other than salary for the years ended December 31, 2015 and 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of July 18, 2016 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities; (ii) by each of the Company’s Directors and executive officers; and (iii) by all Directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o Sitestar Corporation, 4026 Wards Rd. Suite G1 #271, Lynchburg, VA 24502.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Frank R. Erhartic, Jr. (2) 7109 Timberlake Road Lynchburg, VA 24502	24,883,980	32.15%
Jeffrey I. Moore (3)	5,423,373	7.01%
Steven L. Kiel (4)	4,580,260	5.92%
Jeremy K. Gold (5)	3,088,183	3.99%
Christopher T. Payne	28,000	— *
Daniel A. Judd	133,865	— *
All directors and officers As a group (5 persons)	13,173,681	17.02%

*Less than 1%

(1) Percent of class is based on 77,404,010 shares of Common Stock outstanding as of July 18, 2016.

(2) Based on the information contained in a Schedule 13D filed February 13, 2015.

(3) Includes 758,489 shares beneficially owned by Julia H. Moore, 648,675 shares beneficially owned by Jay B. Moore beneficially, 218,000 shares beneficially owned by William T. May, and 1,187,360 shares beneficially owned by M & M Investments. The 5,423,373 shares may be deemed to be owned, beneficially and collectively, by Jeffrey I. Moore, as a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

(4) Includes 4,580,260 shares owned by Arquitos Capital Partners, LP. Arquitos Capital Management LLC acts as the General Partner to Arquitos Capital Partners, LP. Steven L. Kiel is the Managing Member of Arquitos Capital Management LLC and is deemed to have beneficial ownership over the Common Stock owned.

(5) Includes 3,008,183 shares owned by Alesia Value Fund LLC. Alesia Asset Management LLC acts as the Managing Member to Alesia Value Fund LLC. Jeremy K. Gold is the Managing Member of Alesia Asset Management LLC and is deemed to have beneficial ownership over the Common Stock owned. Jeremy Gold also directly owns 80,000 shares of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2015, the Company leased its corporate headquarters located at 7109 Timberlake Road, Lynchburg, Virginia from Frank Erhartic, Jr., a stockholder of the Company and the Company’s former CEO. The terms of the lease directed the company to pay Mr. Erhartic $48,000 per year. The Company now believes that Mr. Erhartic was not the legal owner of the property.

Subsequently, the Company abandoned the corporate headquarters on January 15, 2016. On April 12, 2016, the Company filed a complaint against Mr. Erhartic alleging, among other things, that at his direction the Company made improper payments involving the property listed above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2015 and 2014:

Fees paid to Ciro E. Adams, CPA, LLC:

	2015	2014
Audit fees (1)	$54,712	$46,238
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
Total	$54,712	$46,238

(1) Consists of fees for services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements.

(2) Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3) Consists of fees for preparation of Federal and state income tax returns.

The Company formed an Audit Committee on December 14, 2015. The Audit Committee Charter was subsequently approved by the Board of Directors and implemented on January 5, 2016.

The engagement of Cherry Bekaert LLP for the 2015 and 2014 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishings of all audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements – Contained in Item 8:

(b)	Exhibits – The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:
Exhibit	Description
3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992) (a)
3.1(ii)	Amended Articles of Incorporation (July 29, 1998) (a)
3.1(iii)	Amended Articles of Incorporation (October 26, 1998) (a)
3.1(iv)	Amended Articles of Incorporation (July 14, 1999) (a)
3.1(v)	Amended Articles of Incorporation (July 28, 1999) (a)
3.2(i)	By-laws of the Registrant (December 17, 1992) (a)
3.2(ii)	Amended By-laws of the Registrant (January 28, 2015) (b)
9.1	Settlement Agreement dated February 6, 2015 between the Registrant and the Proxy Group (as therein defined) (c)
9.2	Voting Agreement dated February 6, 2015 between the Registrant and the Proxy Group (as therein defined) (d)
10.1	Limited Liability Company Agreement of HVAC Value Fund, LLC dated effective as of June 13, 2016 between the Registrant and other Members (as therein defined) *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101	Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 and the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income For the Years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014 (iv) Consolidated Statements of Stockholders’ Equity For the Years ended December 31, 2015 and 2014; (v) Notes to Consolidated Financial Statements

(a) Filed as an exhibit to the Registrant's Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999 and incorporated herein by reference.

(b) Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2015 and incorporated herein by reference.

(c) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 11, 2015, and incorporated herein by reference.

(d) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 11, 2015, and incorporated herein by reference.

* Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** Filed herewith

List of Subsidiaries

Sitestar.net, Inc.

FRE Enterprises, Inc.

Advanced Internet Services, Inc.

NetRover Inc.

HVAC Value Fund, LLC (100% voting interest; 100% membership interest (to date – subject to change))

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITESTAR CORPORATION

(REGISTRANT)

Date: July 18, 2016 By: /s/ Jeffrey I. Moore

Jeffrey I. Moore

Chairman of the Board

Date: July 18, 2016 By: /s/ Steven L. Kiel

Steven L. Kiel

Chief Executive Officer

Chief Financial Officer (Interim)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 18, 2016 By: /s/ Jeffrey I. Moore

Jeffrey I. Moore

Chairman of the Board

Date: July 18, 2016 By: /s/ Steven L. Kiel

Steven L. Kiel

Chief Executive Officer

(Principal Executive Officer),

Chief Financial Officer (Interim)

(Principal Financial and Accounting Officer),

and Director

Date: July 18, 2016 By: /s/ Jeremy K. Gold

Jeremy K. Gold

Director

Date: July 18, 2016 By: /s/ Christopher T. Payne

Christopher T. Payne

Director

Date: By:

Daniel A. Judd

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sitestar Corporation:

We have audited the accompanying consolidated balance sheets of Sitestar Corporation as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the years in the two year period ended December 31, 2015, and 2014. Sitestar Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sitestar Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Roanoke, VA

July 18, 2016

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2015 and 2014 (As Restated)

	2015	2014 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$184,731	$339,694
Accounts receivable, net	14,428	21,811
Other current assets	1,081	8,021
Total current assets	200,240	369,526
Real estate – held for resale	2,671,311	2,079,514
Real estate – held for investment, net	911,162	1,185,588
Property and equipment, net	—	129,750
Goodwill, net	212,445	1,166,494
Other assets	200,055	200,055
Total Assets	$4,195,213	$5,130,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue	$246,262	$273,440
Notes payable, current	90,000	—
Accounts payable	58,094	21,644
Accrued expenses	49,812	79,659
Total current liabilities	444,168	374,743
Notes payable	—	90,000
Total Liabilities	444,168	464,743
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 91,326,463 shares issued in 2015 and 2014 (As restated); 77,404,010 shares outstanding in 2015 and 2014 (As restated).	91,327	91,327
Additional paid-in capital	13,728,989	13,728,989
Treasury stock, at cost, 13,922,453 common shares in 2015 and 2014 (as restated)	(637,561)	(637,561)
Accumulated other comprehensive income	3,415	(768)
Accumulated deficit	(9,435,125)	(8,515,803)
Total Stockholders’ Equity	3,751,045	4,666,184
Total Liabilities and Stockholders’ Equity	$4,195,213	$5,130,927

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015 and 2014 (As Restated)

	2015	2014 (As Restated)
Revenues	$1,735,203	$2,391,196
Cost of revenue	886,932	1,244,241
Gross profit	848,271	1,146,955
Selling, general and administrative expenses	760,760	706,336
Total operating expenses	760,760	706,336
Income from operations	87,511	440,619
Other (expense) income, net	(52,784)	679,671
Goodwill impairment	(954,049)	—
(Loss) income before income taxes	(919,321)	1,120,290
Income tax benefit (expense)	—	—
Net (loss) income	$(919,321)	$1,120,290
Other comprehensive income (expense) – foreign exchange translation	$4,183	$(205)
Comprehensive (loss) income	$(915,139)	$1,120,085
Earnings per share, basic and diluted	$(0.01)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2015 and 2014 (As restated)

	Common Stock	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance December 31, 2013	74,085,705	$91,327	$13,880,947	$(789,518)	$—	$(9,484,099)	$3,698,657
Opening balance adjustment	3,318,305	—	(151,958)	151,958	(563)	(151,995)	(152,558)
Opening balance January 1, 2014 (As restated)	77,404,010	91,327	13,728,989	(637,561)	(563)	(9,636,093)	3,546,099
Net income (As restated)	—	—	—	—	—	1,120,290	1,120,290
Gain (loss) on foreign currency translation adjustments	—	—	—	—	(205)	—	(205)
Balance December 31, 2014 (As restated)	77,404,010	91,327	13,728,989	(637,561)	(768)	(8,515,803)	4,666,184
Net income	—	—	—	—	—	(919,322)	(919,322)
Gain (loss) on foreign currency translation adjustments	—	—	—	—	4,183	—	4,183
Balance December 31, 2015	77,404,010	$91,327	$13,728,989	$(637,561)	$3,415	$(9,435,125)	$3,751,045

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014 (As Restated)

	2015	2014 (As Restated)
Cash flows from operating activities:
Net (loss) income	$(919,321)	$1,120,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	50,179	39,364
Gain on legal settlement	—	(810,615)
Gain on sale of real estate	—	(30,787)
Bad debt	27,163	1,413
Real estate valuation adjustment	228,352	18,941
Goodwill impairment	954,049	—
(Increase) decrease in:
Accounts receivable, net	(19,780)	(6,896)
Other current assets	6,940	7,303
Increase (decrease) in:
Deferred revenue, net	(22,995)	(39,663)
Accounts payable	36,450	(34,188)
Accrued expenses	(29,847)	15,592
Net cash (used in) provided by operating activities	311,190	280,754
Cash flows from investing activities:
Proceeds from sale of real estate held for resale	—	303,209
Purchases of real estate held for resale	(106,096)	(168,092)
Improvements to real estate held for resale	(295,655)	(118,457)
Purchases of real estate held for investment	(41,588)	—
Improvements to real estate held for investment	(22,814)	(26,190)
Net cash used in investing activities	(466,153)	(9,530)
Cash flows from financing activities:
Principal payments on note payable	—	(50,000)
Net cash used in financing activities	—	(50,000)
Net increase (decrease) in cash	(154,963)	221,224
Cash and cash equivalents at beginning of the year	339,694	118,470
Cash and cash equivalents at end of the year	$184,731	$339,694
Supplemental information:
Interest paid	—	13,867
Non-cash supplemental information:
Transfer of real estate held for investment to held for resale	$316,680	$—
Transfer of property and equipment to real estate held for resale	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business

Sitestar Corporation (formerly White Dove Systems, Inc., and then Interfoods Consolidated, Inc.) was incorporated in Nevada on December 17, 1992. On July 26, 1999 the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.” The Company formerly was in the International specialty foods distribution business. In 1999, through the acquisition of two Internet Service Providers, the Company changed from a food distribution company to an internet holding company. The Company services customers throughout the U.S. and Canada with multiple sites of operation. Effective October 15, 2008 pursuant to the approval of the board of directors, the Company’s management implemented a program to purchase real estate with the Company’s surplus cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Sitestar.net, Inc. (formerly known as Neocom Microspecialists, Inc.), FRE Enterprises, Inc., Advanced Internet Services, Inc. and NetRover Inc. All intercompany accounts and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In accordance with Generally Accepted Accounting Principles (GAAP), the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, goodwill valuation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in the notes to the consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of the customers’ financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

Sales of Internet services, which are not automatically processed via credit card or bank account drafts, have been the Company’s highest exposure to collection risk. The Company attempts to reduce this risk by including a late payment fee and a manual processing payment fee to accounts. Receivables more than ninety days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts more than 30 days are considered past due.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives from three to seven years for equipment, fifteen years for building improvements, and thirty-nine years for buildings. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company does not amortize goodwill. The Company tests its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might not be recoverable.

Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company's reporting units with the reporting units' carrying amounts, including goodwill. The Company estimates the fair value of its reporting units using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The Company completed an analysis of its goodwill as of December 31, 2015 and 2014 (as restated). For the year ended December 31, 2015 we recorded a goodwill impairment of $954,049. No impairment was recorded in 2014 (as restated). This non-cash expense was the result of revenue and cash flow declines in the internet segment. Additionally, new management implemented changes to the annual goodwill impairment analysis to more accurately reflect the value of the Company’s goodwill in 2015.

Other intangible assets consist of customer relationships, developed technology and software, trade names and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management's own analysis and an independent third party valuation specialist's appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

The Company owns approximately 100 domain names, including first.com, first.net, and forsalebyowner.net. These domains are valued at historical cost.

Real Estate

Real estate held for sale properties are carried at the lower of cost or fair market value. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area the real estate is located and tax assessed values, and is evaluated annually, or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

Real estate held for investment are carried at the cost basis plus additional expenses where the expense extended the life or added value to the property. Otherwise, the expense is not capitalized and is charged to expense. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

Accrued Expenses

Accrued expenses represent accrued but not yet paid expenses from Sales and Use taxes for ISP services, vacation accruals, and other payroll accruals.

Deferred Revenue

Deferred revenue represents collections from customers in advance for services not yet performed and are recognized as revenue in the period service is provided.

Revenue Recognition

Internet Operations

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

The Company generates revenue in its internet segment from consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, Web hosting, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic and wireless), web hosting and related services to consumers and businesses and broadband services. Customers may downgrade from internet access to web hosting plans, to include email access and storage. In some years the customer changes can be significant. Internet revenue is affected by the changing composition of revenue sources.

Real Estate Operations

Revenue from real estate is recognized upon closing of the sale, as all conditions for full revenue recognition have been met at that time. All costs associated with the property sold are removed from the consolidated balance sheets and charged to cost of revenue at that time.

Rental revenue from real estate is recognized when it is due, generally on the first of each month or at another regular period agreed upon between the Company and the tenant. If payments are not provided in a timely manner, the amount due is designated as an account receivable. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. Tenants generally provide a security deposit at the time of possession. This deposit is held separate from revenue and only applied to revenue when rental payment comparable to the security deposit amount is not provided in a timely manner and considered unlikely to be recovered. Otherwise, the security deposit is returned in a timely manner after the property is surrendered back to the Company.

Income Taxes

Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The last three tax years are open to potential IRS examination.

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

Comprehensive Income

The comprehensive income is the result of foreign currency translations related to the Company’s operations in Canada.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 842, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are required to adopt this standard in the first quarter of 2019. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. Early adoption is not permitted. We are required to adopt this standard in the first quarter of 2017. The initial application of the standard is not expected to significantly impact the Company.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740). The ASU provides guidance related to the classifications of deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are required to adopt this standard in the first quarter of 2018. The initial application of the standard is not expected to significantly impact the Company.

NOTE 3 – REAL ESTATE

As of December 31, 2015, the Company owned 42 residential properties, one commercial property, and interests in several lots.

The Company acquired three residential real estate properties in 2015 for a total gross purchase amount of $147,684. The Company acquired two residential real estate properties and land in 2014 for a total gross purchase amount of $168,092. The Company made no sales of assets in the year ended December 31, 2015. The Company sold two pieces of residential real estate for gross proceeds of $303,209 in the year ended December 31, 2014 (as restated).

The real estate valuation was adjusted downward on December 31, 2015 and 2014 in the amounts of $228,352 and $18,941, respectively. These downward revisions were made to reflect the fair market value of the assets.

Depreciation expense totaled $44,770 for the year ended December 31, 2015 and $33,344 for the year ended December 31, 2014 (as restated). Total accumulated depreciation as of December 31, 2015 and 2014 totaled $92,627 and $70,479, respectively. In 2015 certain real estate held for investment assets were transferred to real estate held for resale, and as a result decreased accumulated depreciation by $22,513.

Real Estate Held for Investment

As of December 31, 2015, the Company held 14 residential properties and several lots as held for investments. Of these, nine properties had tenants and were current with regards to tenant payments as of December 31, 2015. Properties held for investment were carried on the balance sheet at $911,162. Four other properties that were available to rent were held in real estate for resale.

As of December 31, 2014 (as restated), the Company held 18 residential properties and several lots as held for investments. These properties held for investment were carried on the balance sheet at $1,185,588.

The leases in effect as of the year ended December 31, 2015 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. An outside property management company has been engaged subsequent to the year-end. The property management company has introduced updated and renewed leases for existing rental properties.

The future anticipated minimum rental revenue based on leases in place as of December 31, 2015 is as follows:

2016	$ 108,900
2017	36,800
2018	2,520

Total	$ 148,220

Real Estate Held for Resale

As of December 31, 2015, the Company held 28 residential properties and one commercial property as held for resale. These properties held for resale were carried on the balance sheet at $2,671,311. During the course of 2015, we adjusted the carrying value of these properties downward by $228,352 to reflect their fair market value.

As of December 31, 2014 (as restated), the Company held 23 residential properties as held for resale. These properties held for resale were carried on the balance sheet at $2,079,514. During the course of 2014, we adjusted the carrying value of these properties downward by $18,941 to reflect the fair market value.

In the year ended December, 31 2015 the Company transferred land and buildings, which were reported as property and equipment as of December 31, 2014, to real estate held for resale. The property has been marked to fair market value of $100,000, and is being marketed for sale.

NOTE 4 – PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2015 and December 31, 2014 (as restated) consisted of the following:

	2015	2014 As Restated
Land	$—	$10,000
Building	—	213,366
Automobile	9,500	9,500
Computer equipment	—	—
Furniture and fixtures	13,788	13,788
	23,288	246,654
Less accumulated depreciation	(23,288)	(116,904)
Property and equipment, net	$—	$129,750

Depreciation expense was $5,518 and $6,020 for the years ended December 31, 2015 and 2014 (as restated), respectively.

In the year ended December, 31 2015 we transferred all land and building assets to real estate held for resale.

NOTE 5 – FAIR VALUE OF ASSETS AND LIABILITIES

The Company has adopted FASB ASC 820, Fair Value Measurements. ASC 820 defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

·	Level 1 inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access. This category includes exchange-traded mutual funds and equity securities.
·	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals. This category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities and derivative contracts.
·	Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The measurements are highly subjective.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014 (as restated).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant assets or liabilities that were measured at fair value on a recurring basis during 2015 or 2014.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  Asset fair values are measured as Level 3 using a market approach.  Market values are derived from the most recent tax assessed value on an individual asset basis.  The carrying values and fair values of the Company’s real estate – held for resale and real estate – held for investment values as of December 31, 2015 and 2014 (as restated), respectively, are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
December 31, 2015
Real estate held for investment	$-	$-	$911,162	$911,162
Real estate held for sale	-	-	2,671,311	2,671,311
Goodwill, net			212,445	212,445
Total	-	-	3,794,918	3,794,918

December 31, 2014 (As restated)
Real estate held for investment	-	-	1,185,588	1,185,588
Real estate held for sale	-	-	2,079,514	2,079,514
Goodwill, net	-	-	1,166,494	1,166,494

Total	$-	$-	$4,431,596	$4,431,596

NOTE 6 – NOTES PAYABLE

Notes payable at December 31, 2015 and 2014 (as restated) consist of the following:

	2015	2014 (As Restated)
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty-six monthly installments starting January 2008.	$90,000	$90,000
Less current portion	90,000	-

Long-term portion	$-	$90,000

On December 8, 2015, Sitestar settled a breach of contract claim with United Systems Access, Inc., et al. in connection with the matter, United Systems Access, Inc., et al. v. Sitestar Corporation, Civil Action, Docket No. CV-13-161, (York County, Maine Superior Court), previously commenced against the Company and whereby the plaintiff had alleged that the Company had failed to pay certain amounts owed on a promissory note. The settlement required Sitestar to pay $90,000 to United Systems Access. This claim by United Systems Access was accrued as a note payable in the amount of $900,615 as of December 31, 2013. Upon settlement of the agreement, the liability was marked to $90,000 as of December 31, 2014. The Company paid the settlement amount in three installments on January 4, 2016, January 15, 2016, and February 11, 2016.

NOTE 7 – NOTES PAYABLE - STOCKHOLDERS

Notes payable - stockholders at December 31, 2015 and 2014 (as restated) consist of the following:

	2015	2014 (As Restated)
Note payable to stockholder. The note is payable on January 1, 2020 and bears interest at an annual rate of 6.0%.	$—	50,000
	—
Less current portion	—	50,000

Long-term portion	$—	$—

The Company previously entered into a promissory note dated March 1, 2013 with the former CEO’s mother, Linda Erhartic, who is also a former employee of the Company. Mrs. Erhartic loaned the Company $50,000 at an interest rate of 6% annually. This promissory note was not approved by the process required by the Company’s Code of Ethics. Additionally, the Company only possesses an unsigned copy of this promissory note. Furthermore, the interest rate paid to Mrs. Erhartic did not conform to the terms in the promissory note and did not conform to previous disclosures made by the Company. This promissory note was repaid completely by the Company during the period ended September 30, 2014. This transaction is the subject of litigation involving the former CEO. Additional information can be found in item 3.

NOTE 8 – ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the years ended December 31, 2015 and 2014 (as restated), bad debt expense was $27,163 and $1,413 as of December 31, 2015 and 2014 as restated, accounts receivable consists of the following:

	2015	2014 (As Restated)
Gross accounts receivable	$20,692	$22,934
Less allowance for doubtful accounts	(6,264)	(1,123)
Accounts receivable, net	$14,428	$21,811

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company previously leased certain facilities for its corporate offices and a storage facility from a related party. Total rent expense for the years ended December 31, 2015 and 2014 (as restated) was $56,100 and $44,545, respectively. The Company also rented an office in Chatham, Ontario in Canada. Total rent expense for this facility for the years ended December 31, 2015 and 2014 (as restated) was $18,000 CAD. These three facilities have been vacated as of July 18, 2016 and the Company has no future rent commitments.

Litigation

On April 12, 2016, Sitestar filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), the Company’s former CEO and director and currently an owner of record or beneficially of more than five percent of the Company’s Common Stock, alleging, among other things, that the Former CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related party transactions, including causing the Company to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former CEO, causing the Company to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO, causing the Company to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive and to make real estate tax payments thereon for the personal benefit of the Former CEO, converting to the Former CEO and/or [absconding with] five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former CEO, causing the Company to pay personal credit card debt of the Former CEO, causing the Company to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO, and causing the Company to pay the Former CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

NOTE 10 – STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 310,000,000 shares, consisting of 10,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of December 31, 2015, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

The Company has 300,000,000 authorized shares of Common Stock. As of December 31, 2015, 91,326,463 shares were issued and 77,404,010 shares were outstanding.

Shortly after the change in management, we requested a shareholder report from our transfer agent and attempted to reconcile the number of shares outstanding. The Company determined that the Company had been inaccurately reporting the number of shares outstanding and the number of treasury shares. The Company adjusted the opening balance as of January 1, 2014 by restating the number of outstanding common shares to 77,404,010 from 74,085,705 and by restating the number of treasury shares to 13,922,453 from 17,240,758.

NOTE 11 - INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2015 and 2014 included the following:

	2015	2014 (As Restated)
Current benefit (provision):
Federal	$—	—
State	—	—
Deferred provision:
Federal	(318,594)	114,529
State	(5,359)	21,815
Valuation allowance	323,953	(136,344)
Total income tax provision	$—	—

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014 (As Restated)
Net operating loss carryforward	$560.137	287,099
Amortizations of intangible assets	1,383,166	1,331,837
Accrued vacation	293	707
Valuation allowance	(1,943,596)	(1,619,643)
Deferred tax asset, net	$—	$—

NOTE 12 - RELATED PARTY TRANSACTIONS

As of the year ended December 31, 2015, the Company previously purported to lease its office building in Lynchburg, Virginia from the former CEO of the Company. Public records indicate that the owner of this property from at least January 1, 2014 through December 31, 2015 was the former CEO’s ex-wife. We have filed a lawsuit against the former CEO in order to recover the payments made to the former CEO. Additional information on this lawsuit can be found in item 3. We vacated the building as of January 15, 2016.

The Company also leased a storage facility in Salem, Virginia from the former CEO. We are attempting to recover the payments made to the former CEO related to this facility. The lease was not approved by the process required by the Company’s Code of Ethics. The former CEO has refused to provide access to the storage facility to the management and has not returned Company-owned equipment located at the storage facility. The value of this equipment is also included in the lawsuit. Additional information can be found in item 3.

The Company paid a total of $56,100 in rent to the former CEO related to the office building in Lynchburg, Virginia and the storage facility in Salem, Virginia for the year ended December 31, 2015.

The Company paid a total of $44,545 in rent to the former CEO related to the office building in Lynchburg, Virginia and the storage facility in Salem, Virginia for the year ended December 31, 2014.

The Company previously entered into a promissory note dated March 1, 2013 with the former CEO’s mother, Linda Erhartic, who is also a former employee of the Company. Mrs. Erhartic loaned the Company $50,000 at an interest rate of 6% annually. This promissory note was not approved by the process required by the Company’s Code of Ethics. Additionally, the Company only possesses an unsigned copy of this promissory note. Furthermore, the interest rate paid to Mrs. Erhartic did not conform to the terms in the promissory note and did not conform to previous disclosures made by the Company. This promissory note was repaid completely by the Company during the period ended September 30, 2014. This transaction is the subject of litigation involving the former CEO. Additional information can be found in item 3.

The former CEO created several land trusts and designated the Company as the trustee. The former CEO and, we believe, the former CFO placed personally owned properties within these land trusts. This activity was not approved by the process required by the Company’s Code of Ethics. This activity is the subject of litigation involving the former CEO. Additional information can be found in item 3.

NOTE 13 - SEGMENT INFORMATION

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

In 2015 the Company generated revenue of $1,621,516 in the United States and $113,687 USD in Canada. In 2014 the Company generated revenue of $2,242,952 in the United States and $148,244 USD in Canada.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 2015 and 2014:

As of December 31, 2015

	Corporate	Real Estate	Internet	Consolidated
Revenues	$—	$132,680	$1,602,523	$1,735,203
Cost of revenue	—	346,998	539,934	886,932
Gross profit	—	(214,318)	1,062,589	848,271
Operating expenses	428,244	48,079	284,437	760,759
Income (loss) from operations	(428,244)	(262,397)	778,152	87,511
Other income (expense)	(48,601)	—	(954,049)	(1,002,650)
Net income	$(476,845)	$(262,397)	$(175,897)	$(915,139)

Identifiable assets	$184,786	$3,582,473	$427,954	$4,195,213

As of December 31, 2014 (As restated)

	Corporate	Real Estate	Internet	Consolidated
Revenues	$—	$468,751	$1,922,292	$2,391,043
Cost of revenue	—	576,291	667,950	1,244,241
Gross profit	—	(107,540)	1,254,495	1,146,955
Operating expenses	266,974	15,181	424,181	706,336
Income (loss) from operations	(266,974)	(122,721)	830,314	440,619
Other income (expense)	(68,771)	—	810,615	679,466
Net income	$(335,745)	$(122,721)	$1,640,929	$1,120,085

Identifiable assets	$348,477	$3,265,102	$1,517,349	$5,130,927

NOTE 14 – RESTATED UNAUDITED INTERIM FINANCIAL DATA

Adjustments to asset and liability balances are related primarily to previous errors related to the fair value analysis and capitalization policy for real estate properties held for investment and resale, errors in the revenue recognition criteria, errors in the calculation of depreciation, errors in the calculation of tax expenses, and cut-off deficiencies related to quarter-end accruals.

Adjustments to revenue are related to previous errors to internet billings, errors in the calculation of accounts receivables, and errors in the calculation of real estate rent and security deposits.

Adjustments to cost of revenue are related to previous errors in the accrual of expenses. Adjustments to operating expenses are related to errors in the accrual of salaries, errors in the accrual of expenses, errors in the calculation of bad debts, errors in the calculation of depreciation in the real estate segment and in property and equipment, reclassifications of expenses related to disputed use of funds by the former CEO, and clerical errors specific to the quarters ending March 31, 2015, June 30, 2015 and September 30, 2015.

Adjustments to other income are related to errors in the reporting of currency translations. Adjustments to taxes are related to errors in the calculation of deferred tax assets and liabilities.

For the three months ended as of September 30, 2015

	As Previously Reported	Adjustments	As Restated
Assets	$5,421,737	$(118,499)	$5,303,238
Liabilities	1,241,247	(738,419)	502,828
Stockholders' equity	4,180,490	619,920	4,800,410

Revenue	424,957	—	424,957
Cost of revenue	171,007	(91,086)	79,921
Gross profit	253,950	91,086	345,036
Operating expenses	196,851	(31,723)	165,128
Income from operations	57,099	122,809	179,908
Other income (expense)	1,302	(11,369)	(10,067)
Income before taxes	58,401	111,440	169,841
Tax (expense) benefit	—	—	—
Net income	$58,401	$111,440	$169,841

For the three months ended as of June 30, 2015

	As Previously Reported	Adjustments	As Restated
Assets	$5,366,316	$(239,250)	$5,127,066
Liabilities	1,267,466	(770,970)	496,496
Stockholders' equity	4,098,850	531,719	4,630,569

Revenue	430,902	753	431,655
Cost of revenue	145,653	3,295	148,948
Gross profit	285,249	(2,542)	282,707
Operating expenses	203,828	(69,266)	134,562
Income from operations	81,421	(66,723)	148,144
Other income (expense)	(452)	(11,489)	(11,941)
Income before taxes	80,969	55,234	136,203
Tax (expense) benefit	—	—	—
Net income	$80,969	$55,234	$136,203

For the three months ended as of March 31, 2015

	As Previously Reported	Adjustments	As Restated
Assets	$5,266,747	$(231,246)	$5,035,501
Liabilities	1,312,106	(770,971)	541,135
Stockholders' equity	3,954,641	539,725	4,494,366

Revenue	456,949	2,000	458,949
Cost of revenue	169,919	44,240	214,159
Gross profit	287,030	(42,240)	244,790
Operating expenses	413,306	(10,394)	402,912
Income from operations	(126,276)	(31,846)	(158,122)
Other income (expense)	(1,922)	(11,774)	(13,696)
Income before taxes	(128,198)	(43,620)	(171,818)
Tax (expense) benefit	—	—	—
Net income	$(128,198)	$(43,620)	$(171,818)

Full year ended December 31, 2014

	As Previously Reported	Adjustments	As Restated
Assets	$5,306,172	$(175,245)	$5,130,927
Liabilities	1,223,333	(758,590)	464,743
Stockholders' equity	4,082,839	583,345	4,666,184

Revenue	2,383,696	7,500	2,391,196
Cost of revenue	1,106,083	138,158	1,244,241
Gross profit	1,277,613	(130,658)	1,146,955
Operating expenses	817,403	(111,067)	706,336
Income from operations	460,210	(19,591)	440,619
Other income (expense)	(1,752)	681,218	679,466
Income before taxes	458,458	661,627	1,120,085
Tax (expense) benefit	(74,275)	74,275	—
Net income	$384,183	$735,902	$1,120,085

For the three months ended as of September 30, 2014

	As Previously Reported	Adjustments	As Restated
Assets	$5,234,370	$(312,168)	$4,922,202
Liabilities	1,308,845	36,944	1,345,789
Stockholders' equity	3,925,525	(349,112)	3,576,413

Revenue	497,666	1,000	498,666
Cost of revenue	158,187	22,002	180,189
Gross profit	339,479	(21,002)	318,477
Operating expenses	245,151	(34,400)	210,751
Income from operations	94,328	13,398	107,726
Other income (expense)	2,066	(65,905)	(63,839)
Income before taxes	96,394	(52,507)	43,887
Tax (expense) benefit	—	—	—
Net income	$96,394	$(52,207)	$43,887

For the three months ended as of June 30, 2014

	As Previously Reported	Adjustments	As Restated
Assets	$5,182,957	$(248,773)	$4,934,184
Liabilities	1,353,826	47,832	1,401,658
Stockholders' equity	3,829,131	(296,605)	3,532,526

Revenue	531,438	4,000	535,438
Cost of revenue	189,983	81,606	271,589
Gross profit	341,455	(77,606)	263,849
Operating expenses	187,632	(13,071)	174,561
Income from operations	153,823	(64,535)	89,288
Other income (expense)	(1,255)	(14,576)	(15,831)
Income before taxes	152,568	(79,111)	73,457
Tax (expense) benefit	74,275	(74,275)	—
Net income	$78,293	$(4,836)	$73,457

For the three months ended as of March 31, 2014

	As Previously Reported	Adjustments	As Restated
Assets	$5,078,032	$(249,844)	$4,828,188
Liabilities	1,327,194	41,925	1,369,119
Stockholders' equity	3,750,838	(291,769)	3,459,069

Revenue	679,124	—	679,124
Cost of revenue	337,456	137,207	474,663
Gross profit	341,668	(137,207)	204,461
Operating expenses	288,908	(10,833)	278,075
Income from operations	52,760	(126,374)	(73,614)
Other income (expense)	(578)	(12,838)	(13,416)
Income before taxes	52,182	(139,212)	(87,030)
Tax (expense) benefit	—	—	—
Net income	$52,182	$(139,212)	$(87,030)

NOTE 15 - SUBSEQUENT EVENTS

As previously indicated, an Audit Committee was formed on December 14, 2015. Jeremy Gold was elected to be the Chairman of the Audit Committee at that meeting. An Audit Committee charter was adopted on January 5, 2016. On February 23, 2016 Mr. Malouf resigned as a Director and was replaced by Chris Payne. Mr. Payne is considered an Audit Committee Financial Expert and was appointed to serve on the Audit Committee.

On January 15, 2016 we vacated the Company’s headquarters located at 7109 Timberlake Rd. in Lynchburg, Virginia.

As previously reported in our Current Report of Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on February 18, 2016, on February 11, 2016, the Company’s former auditor resigned. As previously reported, this resignation followed communications between the former auditor and the Company in which the Company informed the former auditor, among other things, that (i) the former auditor had not been selected as the Company’s independent auditor for 2016; and (ii) following receipt of the former auditor’s letter of December 21, 2015 stating that the Company should take action to prevent reliance on the previously issued financial statements for the year ended December 31, 2014 as contained in the Annual Report on Form 10-K as of and for the year ended December 31, 2014, the Company had retained an external accountant to conduct an investigation based on certain agreed upon procedures.

On February 17, 2016, Jeff Moore was elected to serve as the Chairman of the Board.

On February 29, 2016 we vacated our office in Chatham, ON Canada and terminated the employment of two full time employees associated with our Canadian operations. We have retained one full time employee and one part-time employee in Canada, each of whom are working remotely.

On March 1, 2016, Steven Kiel was appointed as the permanent President and CEO.

As previously reported in our Current Report of Form 8-K filed with the SEC on March 7, 2016, on March 3, 2016, Cherry Bekaert LLP was selected as the Company’s new independent auditor for the year ended December 31, 2015. It was determined that Cherry Bekaert LLP should carry out an audit for 2014 in addition to 2015.

On March 23, 2016, we engaged a broker to market for sale the premium domain that we own, First.com. This marketing process is ongoing.

Also at the December 14, 2015 meeting, Directors agreed to engage outside legal counsel to lead an investigation into the allegations by the Company’s former auditor. Legal counsel engaged an accounting firm to carry out an analysis of a range of transactions over the previous five years. A final report was delivered to management in February 2016. This report served as the basis for a lawsuit filed by the Company against the former CEO, Mr. Erhartic, in April 2016.

On April 12, 2016, Sitestar filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), the Company’s former CEO and director and currently an owner of record or beneficially of more than five percent of the Company’s Common Stock, alleging, among other things, that the Former CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related party transactions, including causing the Company to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former CEO, causing the Company to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO, causing the Company to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive and to make real estate tax payments thereon for the personal benefit of the Former CEO, converting to the Former CEO five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former CEO, causing the Company to pay personal credit card debt of the Former CEO, causing the Company to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO, and causing the Company to pay the Former CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

Also at the Board of Directors meeting on December 14, 2015 the Company’s former CFO, Dan Judd, was placed on probation in light of the circumstances that had led to the termination of the former CEO. New management engaged an outside financial consultant to review the Company’s accounting practices and to assist Mr. Judd in carrying out his duties. Mr. Judd subsequently was terminated on March 3, 2016. The Board has requested that he resign as a Director, but Mr. Judd has not responded favorably to that request and has not participated in Board meetings since his dismissal as CFO.

Subsequent to December 31, 2015, and as of July 18, 2016, we have sold 21 residential properties including four properties that are pending closing. Of the 17 properties that have closed, the net proceeds total $1,399,121. This compares to their carrying value as of the year ended December 31, 2015 of $1,338,495.

Subsequent to December 31, 2015, and as of July 18, 2016, we have engaged the services of a property manager to manage our rental portfolio. We have eight active rental properties.

All other properties held for resale are either actively for sale or being prepared for sale.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we organized, along with JNJ Investments, LLC, HVAC Value Fund, LLC. The purpose of this entity is to acquire and manage companies in the Heating, Ventilation, and Air Conditioning (“HVAC”) industry. As of July 18, 2016, HVAC Value Fund, LLC has consummated or entered into contracts with four acquisitions in the HVAC industry. It has yet to carry out any material business.

