Form 10-Q
period 2016-03-31
SITESTAR CORP
filed 2016-08-08
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

[ ] Yes     [X] No

The number of shares outstanding of Common Stock, $0.001 par value as of August 8, 2016 is 77,404,010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10-Q, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$420,763	$184,731
Accounts receivable, net	13,036	14,428
Other current assets	10,057	1,081
Total current assets	443,856	200,240
Real estate – held for resale	2,336,668	2,671,311
Real estate – held for investment, net	903,306	911,162
Goodwill, net	212,445	212,445
Other assets	211,250	200,055
Total Assets	$4,107,525	$4,195,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue	$255,176	$246,262
Notes payable, current	—	90,000
Accounts payable	57,112	58,094
Accrued expenses	49,765	49,812
Total current liabilities	362,053	444,168
Total Liabilities	362,053	444,168

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 91,326,463 shares issued; 77,404,010 shares outstanding.	91,327	91,327
Additional paid-in capital	13,728,989	13,728,989
Treasury stock, at cost, 13,922,453 common shares	(637,561)	(637,561)
Accumulated other comprehensive income	7,059	3,415
Accumulated deficit	(9,444,342)	(9,435,125)
Total Stockholders’ Equity	3,745,472	3,751,045
Total Liabilities and Stockholders’ Equity	$4,107,525	$4,195,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	1

SITESTAR CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2016 and 2015 (As Restated)

	2016	2015 (As Restated)
Revenues – internet operations	$356,084	$420,974
Revenues – real estate	408,217	37,975
Total revenue	764,301	458,949
Cost of revenues – internet operations	126,072	199,749
Cost of revenues – real estate	436,104	14,410
Total cost of revenues	562,176	214,159
Gross profit – internet operations	230,012	221,225
Gross profit (loss) – real estate	(27,887)	23,565
Total gross profit	202,125	244,790
Selling, general and administrative expenses	212,254	402,912
Total operating expenses	212,254	402,912
Loss from operations	(10,129)	(158,122)
Other income (expense), net	912	(14,933)
Loss before income taxes	(9,217)	(173,055)
Income tax benefit (expense)	—	—
Net loss	$(9,217)	$(173,055)
Other comprehensive income (expense) – foreign exchange translation	$3,644	$1,237
Comprehensive (loss) income	$(5,573)	$(171,818)
Earnings per share, basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	2

SITESTAR CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 and 2015 (As Restated)

	2016	2015 (As Restated)
Cash flows from operating activities:
Net (loss) income	$(9,217)	$(173,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	55	—
Depreciation	9,137	16,677
Loss on sale of real estate	3,557	—
Bad debt	34	5,544
Real estate valuation adjustment	—	(11,165)
(Increase) decrease in:
Accounts receivable, net	1,358	(1,546)
Other current assets	(8,976)	—
Increase (decrease) in:
Deferred revenue, net	12,558	11,948
Accounts payable	(982)	64,121
Accrued expenses	(47)	1,560
Net cash provided by (used in) operating activities	7,477	(85,916)
Cash flows from investing activities:
Proceeds from sale of real estate held for resale	384,824	—
Purchases of real estate held for resale	—	(98,059)
Improvements to real estate held for resale	(53,738)	(9,948)
Purchases of real estate held for investment	—	(41,588)
Improvements to real estate held for investment	(1,281)	(9,319)
Purchase of domain names	(11,250)	—
Net cash provided by (used in) investing activities	318,555	(158,914)
Cash flows from financing activities:
Principal payments on note payable	(90,000)	—
Net cash used provided by (used in) financing activities	(90,000)	—
Net increase (decrease) in cash	236,032	(244,830)
Cash and cash equivalents at beginning of the period	184,731	339,694
Cash and cash equivalents at end of the period	$420,763	$94,864
Non-cash supplemental information
Transfer of real estate held for investment to held for resale	$—	$316,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents	3

SITESTAR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES, AND BACKGROUND ON THE 2015 RESTATEMENT

Organization and Lines of Business

Sitestar Corporation (formerly White Dove Systems, Inc., and then Interfoods Consolidated, Inc.) was incorporated in Nevada on December 17, 1992. On July 26, 1999 the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.” The Company formerly was in the International specialty foods distribution business. In 1999, through the acquisition of two Internet Service Providers, the Company changed from a food distribution company to an internet holding company. The Company services customers throughout the U.S. and Canada with multiple sites of operation. In 2008, the Company’s management implemented a program to purchase real estate with the Company’s surplus cash flows. However, as of the change in the Company’s management on December 14, 2015, the Company determined to discontinue this real estate program, and currently is pursuing an orderly liquidation of the Company’s real estate portfolio. In addition to these two historical segments, as of August 8, 2016, Sitestar holds investments in marketable securities and in HVAC Value Fund LLC, an entity focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. The management of the Company currently is reviewing investment opportunities in the public and private markets, including in other lines of business.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Sitestar.net, Inc., FRE Enterprises, Inc., Advanced Internet Services, Inc. and NetRover Inc. The accompanying unaudited condensed consolidated financial statements do not include the Company’s subsidiary, HVAC Value Fund, LLC, which was organized and wholly owned by the Company on June 13, 2016, subsequent to the reporting period of the unaudited condensed consolidated financial statements in this Form 10-Q. All intercompany accounts and transactions have been eliminated.

Background on the 2015 restatement

As previously reported in our Annual Report of Form 10-K filed with the SEC on July 18, 2016, on December 3, 2015 Sitestar’s former auditor notified the independent Directors of the Company of his concerns about several related party transactions and what the former auditor considered to be former management’s inadequate responses regarding these matters. The former auditor had not previously disclosed these concerns to the independent Directors and had not included the independent Directors in previous communications on the matter.

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

Table of Contents	4

Directors also voted to form an Audit Committee at the December 14, 2015 meeting and appointed two independent Directors to the Committee. Among other things, the Audit Committee was tasked with reviewing and approving the engagement with an outside auditor.

Also at the December 14, 2015 meeting, Directors agreed to engage outside legal counsel to lead an investigation into the allegations by the Company’s former auditor. Legal counsel engaged an accounting firm to carry out an analysis of a range of transactions over the previous five years. The information above was originally detailed in 8-K filings on December 15, 2015 and December 29, 2015. A final investigation report was delivered to management in February 2016. This report served as the basis for a lawsuit filed by the Company against the former CEO, Mr. Erhartic, in April 2016. This lawsuit is described more fully in Note 7.

The results of the investigation, along with the problematic items identified by the former auditor and the accounting firm engaged to conduct the investigation, led the Company to make the decision that it was necessary to restate the 2014 10-K as well as the interim reports for 2014 and 2015.

Results in this quarterly report include the restated comparison figures for the corresponding interim periods of fiscal 2015. Adjustments to asset and liability balances for the quarter ended March 31, 2015 are related primarily to previous errors related to the fair value analysis and capitalization policy for real estate properties held for investment and resale, errors in the revenue recognition criteria, errors in the calculation of depreciation, errors in the calculation of tax expenses, and cut-off deficiencies related to quarter-end accruals.

Adjustments to cost of revenue for the quarter ended March 31, 2015 are related to previous errors in the accrual of expenses. Adjustments to operating expenses are related to errors in the accrual of salaries, errors in the accrual of expenses, errors in the calculation of bad debts, errors in the calculation of depreciation in the real estate segment and in property and equipment, reclassifications of expenses related to disputed use of funds by the former CEO, and clerical errors. Adjustments to other income are related to errors in the reporting of currency translations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation (the “Company” or “Sitestar”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on July 18, 2016 (the “2015 Form 10-K”). The comparative results for the three months ended March 31, 2015 included in the unaudited condensed consolidated financial statements in this Form 10-Q reflect restated amounts, as described in and reported under the 2015 Form 10-K. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Table of Contents	5

Use of Estimates

In accordance with Accounting Principles Generally Accepted in the United State of America (GAAP), the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

Table of Contents	6

Other Assets

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, goodwill valuation, other assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in the notes to the consolidated financial statements.

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

The Company performs an analysis of its goodwill as of December 31 annually.

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

The Company owns approximately 115 domain names. These domains are valued at historical cost.

Table of Contents	7

Real Estate

Real estate held for resale properties are carried at the lower of cost or fair market value. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area the real estate is located and tax assessed values, and is evaluated annually, or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided.

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

The Company generates revenue in its internet segment from consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, Web hosting, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic and wireless), web hosting and related services to consumers and businesses and broadband services. Customers may downgrade from internet access to web hosting plans, to include email access and storage. In some years this change can be significant. Internet revenue is affected by the changing composition of revenue sources.

Table of Contents	8

Real Estate Operations

Revenue from real estate held for resale is recognized upon closing of the sale, as all conditions for full revenue recognition have been met at that time. All costs associated with the property sold are removed from the consolidated balance sheets and charged to cost of revenue at that time.

Rental revenue from real estate held for investment is recognized when it is due, generally on the first of each month or at another regular period agreed upon between the Company and the tenant. If payments are not provided in a timely manner, the amount due is designated as an account receivable. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. Tenants generally provide a security deposit at the time of possession. This deposit is held separate from revenue and only applied to revenue when rental payment comparable to the security deposit amount is not provided in a timely manner and considered unlikely to be recovered. Otherwise, the security deposit is returned in a timely manner after the property is surrendered back to the Company.

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

Comprehensive Income

The comprehensive income is the result of foreign currency translations related to the Company’s operations in Canada.

Table of Contents	9

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

NOTE 3 – REAL ESTATE

As of March 31, 2016, the Company owned 38 residential properties, one commercial property, and interests in several lots. The Company sold four residential properties in the quarter ended March 31, 2016 for gross proceeds of $384,824. Net proceeds totaled $356,063. This compares to their carrying value of $388,381.

Real Estate Held for Investment

As of March 31, 2016, the Company held 14 residential properties and several lots as held for investments.

The leases in effect as of the quarter ended March 31, 2016 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $9,137 for the three months ended March 31, 2016. Total accumulated depreciation as of March 31, 2016 totaled $101,764.

Table of Contents	10

Real Estate Held for Resale

As of March 31, 2016, the Company held 24 residential properties and one commercial property as held for resale. These properties held for resale were carried on the balance sheet at $2,336,668.

NOTE 4 – NOTES PAYABLE

Notes payable at March 31, 2016 and 2015 (as restated) consist of the following:

	2016	2015 (As Restated)
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty-six monthly installments starting January 2008.	$—	$90,000
Less current portion	—	—

Long-term portion	$—	$90,000

On December 8, 2015, Sitestar settled a breach of contract claim with United Systems Access, Inc., et al. in connection with the matter, United Systems Access, Inc., et al. v. Sitestar Corporation, Civil Action, Docket No. CV-13-161, (York County, Maine Superior Court), previously commenced against the Company and whereby the plaintiff had alleged that the Company had failed to pay certain amounts owed on a promissory note. The settlement required Sitestar to pay $90,000 to United Systems Access. This claim by United Systems Access was accrued as a note payable in the amount of $900,615 as of December 31, 2013. Upon settlement of the agreement, the liability was marked to $90,000 as of December 31, 2014. The Company paid the settlement amount in three installments on January 4, 2016, January 15, 2016, and February 11, 2016. No additional payments are due.

NOTE 5 – SEGMENT INFORMATION

As of March 31, 2016, the Company has three business units with separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into three reportable segments: Corporate, Real estate and Internet.

The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the Company as a whole. The real estate segment includes revenue and expenses related to the management of properties held for investment and revenue and expenses involving the preparation and sale of properties held for resale. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services.

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended March 31, 2016, the internet segment generated revenue of $329,611 in the United States and revenue of $26,473 in Canada. This compares to the quarter ended March 31, 2015 where the internet segment generated revenue of $390,843 in the United States and revenue of $30,131 in Canada.

Table of Contents	11

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended March 31, 2016 and 2015:

As of March 31, 2016

	Corporate	Real Estate	Internet	Consolidated
Revenues	$—	$408,217	$356,085	$764,301
Cost of revenue	—	436,104	126,072	562,176
Gross profit	—	(27,887)	230,012	202,125
Operating expenses	111,808	2,849	97,597	212,254
Income (loss) from operations	(111,808)	(30,737)	132,416	(10,129)
Other income (expense)	912	—	—	912
Net income	(110,896)	(30,737)	132,416	(9,217)
Other comprehensive income (expense) – foreign exchange translation	—	—	3,644	3,644
Comprehensive (loss) income	$(110,896)	$(30,737)	$136,060	$(5,573)

Identifiable assets	194,863	3,238,874	673,788	4,107,525

As of March 31, 2015 (As restated)

	Corporate	Real Estate	Internet	Consolidated
Revenues	$—	$37,975	$420,974	$458,949
Cost of revenue	—	14,410	199,749	214,159
Gross profit	—	23,565	221,225	244,790
Operating expenses	295,268	9,167	98,477	402,912
Income (loss) from operations	(295,268)	14,398	122,748	(158.122)
Other income (expense)	(11,774)	—	(3,159)	(14,933)
Net income	(307,042)	14,398	119,589	(173,055)
Other comprehensive income (expense) – foreign exchange translation	—	—	1,237	1,237
Comprehensive (loss) income	$(307,042)	$14,398	$120,826	$(171,818)

Identifiable assets	196,727	3,548,254	1,290,520	5,035,501

NOTE 6 – ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the quarters ended March 31, 2016 and 2015 (as restated), bad debt expense was $34 and $5,544, respectively. As of March 31, 2016 and 2015 (as restated), accounts receivable consists of the following:

	2016	2015 (As Restated)
Gross accounts receivable	$13,619	$18,575
Less allowance for doubtful accounts	(583)	(762)
Accounts receivable, net	$13,036	$17,813

Table of Contents	12

NOTE 7 – SUBSEQUENT EVENTS

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

Subsequent to March 31, 2016, and as of August 8, 2016, we have sold 17 residential properties including one property that is pending closing. Of the 16 properties that have closed, the net proceeds total $1,368,569. This compares to their carrying value as of the quarter ended March 31, 2016 of $1,262,763. We continue to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents have been engaged to market the remaining properties listed for resale. We are happy with the progress made and continue to pursue the strategy of an orderly liquidation of our real estate portfolio as was confirmed at a meeting of Directors on April 24, 2016.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we organized, along with JNJ Investments, LLC, HVAC Value Fund, LLC. The purpose of this entity is to acquire and manage companies in the Heating, Ventilation, and Air Conditioning (“HVAC”) industry. As of August 8, 2016, HVAC Value Fund, LLC has completed four acquisitions in the HVAC industry.

Subsequent to March 31, 2016, the Company filed with the SEC on July 18, 2016 the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Table of Contents	13

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the quarter ended March 31, 2016. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Sitestar Corporation (“Sitestar,” the “Company,” or “we”) operates under three segments:

·	Corporate: The corporate segment includes any revenue derived from corporate office sources as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the Company as a whole.

·	Real estate: Sitestar owns a real estate investment portfolio managed through its corporate entity that includes residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. Pursuant to the approval of the Board of Directors, we are pursuing an orderly liquidation of our real estate portfolio. We do not have an estimate for how long it will take to complete this liquidation, if ever.

·	Sitestar.net: Sitestar.net is a wholly internet subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, Web hosting, and various ancillary services. We provide services to customers in the United States and Canada.

Subsequent to March 31, 2016 the Company will have the following additional segments:

·	Marketable securities: Subsequent to the quarter ended March 31, 2016, Sitestar invests in marketable securities through its corporate entity.

·	HVAC Value Fund: Subsequent to the quarter ended March 31, 2016, Sitestar launched a subsidiary focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest.

Results of operations

Summarized financial information concerning the Company's reportable segments is shown in the following tables for the three months ended March 31, 2016 and 2015:

Table of Contents	14

As of March 31, 2016

	Corporate	Real Estate	Internet	Consolidated
Revenues	$—	$408,217	$356,085	$764,301
Cost of revenue	—	436,104	126,072	562,176
Gross profit	—	(27,887)	230,012	202,125
Operating expenses	111,808	2,849	97,597	212,254
Income (loss) from operations	(111,808)	(30,737)	132,416	(10,129)
Other income (expense)	912	—	—	912
Net income	(110,896)	(30,737)	132,416	(9,217)
Other comprehensive income (expense) – foreign exchange translation	—	—	3,644	3,644
Comprehensive (loss) income	$(110,896)	$(30,737)	$136,060	$(5,573)

As of March 31, 2015 (As restated)

	Corporate	Real Estate	Internet	Consolidated
Revenues	$—	$37,975	$420,974	$458,949
Cost of revenue	—	14,410	199,749	214,159
Gross profit	—	23,565	221,225	244,790
Operating expenses	295,268	9,167	98,477	402,912
Income (loss) from operations	(295,268)	14,398	122,748	(158.122)
Other income (expense)	(11,774)	—	(3,159)	(14,933)
Net income	(307,042)	14,398	119,589	(173,055)
Other comprehensive income (expense) – foreign exchange translation	—	—	1,237	1,237
Comprehensive (loss) income	$(307,042)	$14,398	$120,826	$(171,818)

Identifiable assets	196,727	3,548,254	1,290,520	5,035,501

Corporate

In the quarter ended March 31, 2016 the corporate segment did not produce revenue. Expenses totaled $111,808. This compares to corporate expenses of $295,268 incurred during the quarter ended March 31, 2015.

Expenses were lower during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 primarily due to decreased legal expenses, decreased salary expense, and decreased rent expense. We paid no rent towards the corporate office during the quarter ended March 31, 2016. This office was vacated January 15, 2016.

Table of Contents	15

Real Estate Operations

As of March 31, 2016, we owned 38 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. New management determined that it was unlikely that an acceptable return could be made by continuing to pursue the real estate acquisition and renovation policy. Accordingly, we are pursuing efforts in this segment to liquidate the real estate portfolio in an orderly fashion. It is likely that this liquidation will take several years to fully complete.

In the quarter ended March 31, 2016, we sold four residential properties for total gross proceeds of $384,824 and total net proceeds of $356,063. The carrying value of these properties at the time of sale was $388,381. No properties were acquired during the quarter ended March 31, 2016 or subsequent to the quarter ending. Subsequent to March 31, 2016, and as of August 8, 2016, we have sold 17 residential properties including one property that is pending closing. Of the 16 properties that have closed, the net proceeds total $1,369,569. This compares to their carrying value as of the quarter ended March 31, 2016 of $1,262,763. We continue to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents have been engaged to market the remaining properties listed for resale.

At the quarter ended March 31, 2016, real estate held for resale totaled $2,336,668 and real estate held for investment totaled $903,306. This compares to the year ended December 31, 2015 where real estate held for resale totaled $2,671,311 and real estate held for investment totaled $911,162.

The Company holds 14 residential properties and several lots as held for investment as of the quarter ended March 31, 2016. Each of the 14 properties had tenants. Nine were current with regards to tenant payments as of March 31, 2016. We engaged a third-party property management company on January 15, 2016 to manage these rental properties. The leases in effect as of the quarter ended March 31, 2016 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties.

During the quarter ended March 31, 2016, the Company generated rental revenue of $18,864, net of bad debt expense. The cost of revenue totaled $46,752. This compared to rental revenue of $37,975, net of bad debt during the quarter ended March 31, 2015. The cost of revenue during the comparison period totaled $14,410. The decrease in revenue was the result of fewer revenue generating rental properties as well as the transition to the property management company.

Depreciation expense totaled $9,137 for the quarter ended March 31, 2016. Total accumulated depreciation as of March 31, 2016 totaled $101,764.

Table of Contents	16

Internet Operations – Sitestar.net

As of March 31, 2016, the focus of our internet segment is to generate cash flow, work to make as many of our costs variable, and reinvest in our operations when an acceptable return is available. Revenue attributed to the internet segment during this period totaled $356,084. This was a decrease of $64,890 when compared to revenue generated in this segment during the quarter ended March 31, 2015 totaling $420,974. This is a 15% year over year decline. This revenue decline is the result of fewer customer renewals and our inability to successfully sign up new customers.

The cost of revenue during the quarter ended March 31, 2016 totaled $126,072. This was a decrease of $73,677 when compared to the cost of revenue in this segment during the quarter ended March 31, 2015 totaling $199,749.

During the quarter ended March 31, 2016, the Company purchased 15 domains for an immaterial sum. The purpose of these acquisitions was to ensure that revenue generated from customers who utilized these domains would be retained, and to generate new revenue from customers who utilized the domains.

Effective January 1, 2016, we have improved our internal reporting in the internet segment. No comparison figures from the quarter ended March 31, 2015 exist. As of March 31, 2016, we have a total of 10,188 customers in both our U.S. and Canada operations. Our customer mix consists of approximately 48% internet access and 45% web hosting and storage.

Approximately 89% of our customers are managed by our U.S. operations and 11% of our customers our managed by our Canada operations. Revenue generated by our U.S. operations totaled $329,612 and revenue generated by our Canada operations totaled $26,473 during the quarter ended March 31, 2016. This compares to revenue generated by our U.S. operations of $390,843 and revenue generated by our Canada operations of $30,131 during the quarter ended March 31, 2015.

We closed our Canada office on February 29, 2016 and terminated the employment of two employees. We now service our Canada customers remotely and utilize one full time employee and one-part time employee in Canada.

Financial Condition, Liquidity and Capital Resources

Cash and equivalents totaled $420,763 at quarter end March 31, 2016 compared to $184,731 at year end December 31, 2015 as a result of the sale of real estate properties during the quarter. During this time period, net accounts receivables decreased to $13,036 from $14,428.

Accounts payables decreased to $57,112 at quarter end March 31, 2016 compared to $58,094 at year end December 31, 2015. Accrued expenses decreased to $49,765 from $49,812 during this time period. Deferred revenue increased to $255,176 from $246,262 during this time period.

We currently believe that our existing balances of cash, cash equivalents, and cash generated from operations and from the sale of our real estate portfolio will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future. The Company does not have long-term debt. Our liquidity could be negatively affected if we were to make an acquisition, which may necessitate the need to raise capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to us.

Table of Contents	17

The aging of accounts receivable as of March 31, 2016 and December 31, 2015 is as shown:

	March 31, 2016	December 31, 2015
Current	$9,914	$10,847
30 – 60 days	$1,944	$2,263
60 + days	$1,178	$1,318

Total	$13,036	$14,428

Contractual Obligations

We have no meaningful long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities as of March 31, 2016. Subsequent to the quarter end we entered into an agreement with HVAC Value Fund, LLC, a wholly-owned subsidiary, in which we committed to contribute an additional $1 million of capital to the subsidiary if certain benchmarks are met. The earliest this additional commitment would be contractually due is June 30, 2017.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of March 31, 2016.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based on material weaknesses in our internal control, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Table of Contents	18

Management’s Report on Internal Control over Financial Reporting

The management of Sitestar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of March 31, 2016 our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluations, we identified the following material weakness in our internal control over financial reporting as of March 31, 2016:

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

Changes in Our Internal Control over Financial Reporting

During the quarter ended March 31, 2016, the Company engaged several outside accountants and consultants. These outside professionals assisted with tasks such as bookkeeping, bill paying, payroll, the preparation of financial statements, and the preparation of federal, state, and local tax forms.

During the quarter ended March 31, 2016, the Chief Executive reviewed information provided by the Company’s transfer agent and a previously engaged attorney in order to verify the number of outstanding Common shares.

The Company has engaged an outside consultant for the purpose of reviewing and providing recommendations to improve the Company’s information technology controls.

Table of Contents	19

During the quarter ended March 31, 2016, the Company engaged outside accountants to implement appropriate accounting policies and controls for vendor management, recording, invoicing, and reporting.

During the quarter ended March 31, 2016, the Company eliminated all related party transactions, reviewed related party transaction policies with Directors and Employees, and re-introduced previously written policies requiring written preapproval for all related party transactions.

Except as noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls over Financial Reporting

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

Table of Contents	20

Item 1A. Risk Factors

Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on July 18, 2016, includes a detailed discussion of the most significant risk factors associated with our business risks, regulatory and legal risks, and risks related to an investment in our common stock.

Management has not identified any additional risks from those included in our Annual Report. We believe there have been no material changes from the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the Quarters ended March 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows (unaudited) for the Quarters ended March 31, 2016 and 2015; (iv) Notes to Unaudited Consolidated Financial Statements

Table of Contents	21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: August 8, 2016

/s/ Steven L. Kiel

Steven L. Kiel

President, Chief Executive Officer, and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

Table of Contents	22