Form 10-Q
period 2016-06-30
SITESTAR CORP
filed 2016-09-09
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

[ ] Yes     [X] No

The number of shares outstanding of Common Stock, $0.001 par value as of September 6, 2016 is 157,710,659.

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$946,665	$184,731
Accounts receivable, net	28,257	14,428
Investments, at fair value	250,000	—
Other current assets	50,036	1,081
Total current assets	1,274,958	200,240
Real estate – held for resale	1,566,897	2,671,311
Real estate – held for investment, net	769,360	911,162
Property and equipment, net	48,700	—
Goodwill, net	389,804	212,445
Other assets	256,248	200,055
Total Assets	$4,305,967	$4,195,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue	252,612	$246,262
Notes payable, current	25,000	90,000
Accounts payable	80,083	58,094
Accrued expenses	36,639	49,812
Total current liabilities	394,334	444,168

Notes payable	40,000	—
Total Liabilities	434,334	444,168

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 91,326,463 shares issued; 77,404,010 shares outstanding.	91,327	91,327
Additional paid-in capital	13,728,989	13,728,989
Treasury stock, at cost, 13,922,453 common shares	(637,561)	(637,561)
Accumulated other comprehensive income	53,675	3,415
Accumulated deficit	(9,367,650)	(9,435,125)
Total stockholders’ equity attributable to Sitestar Corporation stockholders	3,868,780	3,751,045
Noncontrolling interest in consolidated subsidiaries	2,853	—
Total Stockholders’ Equity	3,871,633	3,751,045
Total Liabilities and Stockholders’ Equity	4,305,968	$4,195,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	1

SITESTAR CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30		For the six months ended June 30
	2016	2015 (As Restated)	2016	2015 (As Restated)
Revenues – internet operations	$356,815	$407,382	$712,899	$828,806
Revenues – HVAC operations	33,022	—	33,022	—
Revenues – real estate operations	1,179,231	23,823	1,587,448	61,798
Total revenue	1,569,068	431,655	2,333,369	890,604
Cost of revenues – internet operations	93,681	121,188	219,753	320,937
Cost of revenues – HVAC operations	13,161	—	13,161	—
Cost of revenues – real estate operations	1,080,213	27,760	1,516,317	42,170
Total cost of revenues	1,187,055	148,948	1,749,231	363,107
Gross profit – internet operations	263,134	286,644	493,146	507,869
Gross profit – HVAC operations	19,861	—	19,861	—
Gross profit (loss) – real estate operations	99,018	(3,937)	71,131	19,628
Total gross profit	382,013	282,707	584,138	527,497
Selling, general and administrative expenses	306,125	134,562	518,381	537,474
Total operating expenses	306,125	134,562	518,381	537,474
Income from operations	75,888	148,145	65,757	(9,977)
Other income (expense), net	3,659	(11,489)	4,571	(26,422)
Income before income taxes	79,547	136,656	70,328	(36,399)
Income tax benefit (expense)	—	—	—	—
Net income	79,547	136,656	70,328	(36,399)
Less: net income attributable to noncontrolling interest	2,853	—	2,853	—
Net income attributable to Sitestar Corporation Stockholders	$76,684	$136,656	$67,475	$(36,399)
Earnings per share, basic and diluted	$0.00	$0.00	$0.00	$(0.00)
Weighted average number of shares, basic and diluted	77,404,010	77,404,010	77,404,010	77,404,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	2

SITESTAR CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30		For the six months ended June 30
	2016	2015 (As Restated)	2016	2015 (As Restated)
Net income	$79,547	$136,656	$70,328	$(36,399)
Other comprehensive income:
Foreign exchange translation	(3,735)	(452)	(91)	785
Unrealized gains related to available-for-sale securities	50,351	—	50,351	—
Comprehensive income, net	126,163	136,204	120,588	(35,614)
Comprehensive income attributable to noncontrolling interest	2,853	—	2,853	—
Comprehensive income attributable to Sitestar Corporation Stockholders	$123,310	$136,204	$117,735	$(35,614)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	3

SITESTAR CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Controlling Interest	Noncontrolling Interest	Total
Balance December 31, 2014 (restated)	77,404,010	$91,327	$13,728,989	$(637,561)	$(768)	$(8,515,803)	$4,666,184	—	$4,666,184
Net income (loss)	—	—	—	—	—	(919,322)	(919,322)	—	(919,322)
Gain (loss) on foreign currency translation adjustments	—	—	—	—	4,183	—	4,183	—	4,183
Balance December 31, 2015	77,404,010	$91,327	$13,728,989	$(637,561)	$3,415	$(9,435,125)	$3,751,045	—	$3,751,045
Net income (loss)	—	—	—	—	—	67,475	67,475	2,853	70,328
Gain (loss) on foreign currency translation adjustments	—	—	—	—	(91)	—	(91)	—	(91)
Unrealized gain (loss) on investments	—	—	—	—	50,351	—	50,351	—	50,351
Balance June 30, 2016	77,404,010	$91,327	$13,728,989	$(637,561)	$53,675	$(9,367,650)	$3,868,780	$2,853	$3,871,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

SITESTAR CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 and 2015 (As Restated)

	2016	2015 (As Restated)
Cash flows from operating activities:
Net (loss) income	$70,328	$(36,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	55	—
Depreciation	17,934	27,842
Gain on sale of real estate	(186,820)	—
Bad debt	1,224	10,435
Real estate valuation adjustment	—	(11,164)
(Increase) decrease in:
Accounts receivable, net	(15,144)	(11,342)
Other current assets	(8,955)	(21)
Increase (decrease) in:
Deferred revenue, net	6,350	396
Accounts payable	21,989	67,082
Accrued expenses	(13,173)	(34,974)
Net cash provided by (used in) operating activities	(106,212)	11,915
Cash flows from investing activities:
Proceeds from sale of real estate held for resale	1,295,799	—
Purchases of real estate held for resale	—	(98,059)
Improvements to real estate held for resale	(103,005)	(63,904)
Proceeds from sale of real estate held for investment	239,850	—
Purchases of real estate held for investment	—	(41,588)
Improvements to real estate held for investment	(17,540)	(22,565)
Purchase of marketable securities	(199,649)	—
Purchase of domain names	(56,250)	—
Investment in HVAC subsidiaries	(201,059)	—
Net cash provided by (used in) investing activities	958,146	(226,116)
Cash flows from financing activities:
Principal payments on note payable	(90,000)	—
Net increase (decrease) in cash	761,934	(214,201)
Cash and cash equivalents at beginning of the period	184,731	339,694
Cash and cash equivalents at end of the period	$946,665	$125,493
Non-cash supplemental information
Transfer of real estate held for investment to held for resale	$—	$316,680
Unrealized gain on marketable securities reported as other comprehensive income	$50,351	$—
HVAC acquisitions through notes payable	$65,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

SITESTAR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES, AND BACKGROUND ON THE 2015 RESTATEMENT

Organization and Lines of Business

Sitestar Corporation (formerly White Dove Systems, Inc., and then Interfoods Consolidated, Inc.) was incorporated in Nevada on December 17, 1992. On July 26, 1999 the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.” Unless the context otherwise requires, and when used in this Report, the “Company,” “Sitestar,” “we,” “our” or “us” refers to Sitestar Corporation and its subsidiaries.

The Company operates through four reportable segments: Corporate and Marketable Securities, Internet Operations, Real Estate Operations, and HVAC Operations. The management of the Company is also currently reviewing investment opportunities in the public and private markets, including in other lines of business.

Corporate and Marketable Securities

The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar also invests in marketable securities through the corporate segment.

Internet Operations

The Company operates its internet operations through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, Web hosting, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Real Estate Operations

Sitestar owns a real estate investment portfolio that includes residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale. Pursuant to the approval of the Board of Directors, we are pursuing an orderly liquidation of our real estate portfolio. We do not have an estimate for how long it will take to complete this liquidation, if ever.

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn a profits interests.

As of September 6, 2016, HVAC Value Fund has closed on four acquisitions for an aggregate purchase price of $1.14 million, two of which occurred in the quarter ended June 30, 2016.  As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses.  Accordingly, these four acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Table of Contents	6

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Sitestar.net, Inc., FRE Enterprises, Inc., Advanced Internet Services, Inc. NetRover Inc., and HVAC Value Fund, LLC. All intercompany accounts and transactions have been eliminated.

Background on the 2015 restatement

As previously reported in our Annual Report on Form 10-K filed with the SEC on July 18, 2016, on December 3, 2015 Sitestar’s former auditor notified the independent Directors of the Company of his concerns about several related party transactions and what the former auditor considered to be former management’s inadequate responses regarding these matters. The former auditor had not previously disclosed these concerns to the independent Directors and had not included the independent Directors in previous communications on the matter.

The independent Directors requested information from former management on December 7, 2015 and believed the responses from former management to be inadequate. The independent Directors provided former management with an additional opportunity to explain the issues on December 14, 2015 and again found the responses to be lacking. Accordingly, the Board of Directors voted to terminate the former CEO and place the now former CFO on probation. An independent Director, Steven L. Kiel, was appointed as the interim CEO during that meeting.

Directors also voted to form an Audit Committee at the December 14, 2015 meeting and appointed two independent Directors to the Committee. Among other things, the Audit Committee was tasked with reviewing and approving the engagement with an outside auditor.

Also at the December 14, 2015 meeting, Directors agreed to engage outside legal counsel to lead an investigation into the allegations by the Company’s former auditor. Legal counsel engaged an accounting firm to carry out an analysis of a range of transactions over the previous five years. The information above was originally detailed in 8-K filings on December 15, 2015 and December 29, 2015. A final investigation report was delivered to management in February 2016. This report served as the basis for a lawsuit filed by the Company against the former CEO, Mr. Erhartic, in April 2016. This lawsuit is described more fully in Part II, Item 1, “Legal Proceedings”.

The results of the investigation, along with the problematic items identified by the former auditor and the accounting firm engaged to conduct the investigation, led the Company to make the decision that it was necessary to restate the 2014 10-K as well as the interim reports for 2014 and 2015.

Results in this quarterly report include the restated comparison figures for the corresponding interim periods of fiscal 2015. Adjustments to asset and liability balances for the quarter ended June 30, 2015 are related primarily to previous errors related to the fair value analysis and capitalization policy for real estate properties held for investment and resale, errors in the revenue recognition criteria, errors in the calculation of depreciation, errors in the calculation of tax expenses, and cut-off deficiencies related to quarter-end accruals.

Adjustments to cost of revenue for the quarter ended June 30, 2015 are related to previous errors in the accrual of expenses. Adjustments to operating expenses are related to errors in the accrual of salaries, errors in the accrual of expenses, errors in the calculation of bad debts, errors in the calculation of depreciation in the real estate segment and in property and equipment, reclassifications of expenses related to disputed use of funds by the former CEO, and clerical errors. Adjustments to other income are related to errors in the reporting of currency translations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Table of Contents	7

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on July 18, 2016 (the “2015 Form 10-K”). The comparative results for the three months and six months ended June 30, 2015 included in the unaudited condensed consolidated financial statements in this Form 10-Q reflect restated amounts, as described in and reported under the 2015 Form 10-K. The results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of the customers’ financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Investments

The Company currently holds and makes investments in marketable securities through its corporate operations. Marketable securities held are classified as available-for-sale based on management’s intent. The classification of the investments in these marketable securities is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. Unrealized gains (losses) are categorized as Other Comprehensive Income. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; Dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of income in interest expense, net.

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

HVAC Operations

The company performs HVAC service repairs and installs HVAC units for its customers. Revenue is recognized at the time of the install or service call. Sales are adjusted for any returns or allowances. If an install is done over multiple days, it is accounted for using GAAP work in process (WIP) accounting. If payment is not provided in advance or at the time of service or installation, the amount due is designated as an account receivable. Accounts receivables are generally considered unrecoverable after 180 days unless the Company reasonably believes that recovery is possible.

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

Comprehensive Income

Comprehensive income is the result of two items: The impact of foreign currency translations related to the Company’s operations in Canada, and the unrealized gains (losses) from marketable securities classified as available-for-sale.

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

Table of Contents	11

NOTE 3 – INVESTMENTS

The Company may invest excess cash in marketable securities through its corporate segment. The fair values of the Company’s marketable securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

As of June 30, 2016	Cost	Fair Value	Unrealized Gain
Common Stock available for sale	$199,649	$250,000	$50,351

NOTE 4 – FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period.

				Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
June 30, 2016
Marketable securities	$250,000	$-	$-	$250,000

Total at
	(Level 1)	(Level 2)	(Level 3)	Fair Value
December 31, 2015
Marketable securities	$-	$-	$-	$-

NOTE 5 – PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

Table of Contents	12

	2016	2015
Automobile	$44,500	$9,500
Equipment	13,700	—
Furniture and fixtures	13,788	13,788
	71,988	23,288
Less accumulated depreciation	(23,288)	(23,288)
Property and equipment, net	$48,700	$—

Depreciation expense was inconsequential for the six months ended June 30, 2016 and $5,518 for the year ended December 31, 2015. Increased automobile and equipment assets are the result of acquisitions in the HVAC operations.

NOTE 6 – REAL ESTATE

As of June 30, 2016, the Company owned 25 residential properties, one commercial property, and interests in several lots. The Company sold 13 residential properties in the quarter ended June 30, 2016 for gross proceeds of $1,150,825. Net proceeds totaled $1,042,958. This compares to their carrying value of $979,383. For the six month period ended June 30, 2016, the Company sold 17 residential properties for gross proceeds of $1,535,649 and net proceeds of $1,399,021. The carrying value of the 17 properties sold was $1,367,764.

Real Estate Held for Investment

As of June 30, 2016, the Company held 12 residential properties as held for investments. The leases in effect as of the quarter ended June 30, 2016 are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $8,797 and $17,934 for the three months and six months ended June 30, 2016, respectively. Total accumulated depreciation as of June 30, 2016 totaled $110,561. These properties held for investment were carried on the balance sheet at $769,360.

Real Estate Held for Resale

As of June 30, 2016, the Company held 13 residential properties, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $1,566,897.

NOTE 7 – NOTES PAYABLE

Notes payable at June 30, 2016 and 2015 (as restated) consist of the following:

	2016	2015 (As Restated)
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty-six monthly installments starting January 2008.	$—	$90,000
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	50,000	—
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	15,000	—
Less current portion	(25,000)	—

Long-term portion	$40,000	$90,000

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

Table of Contents	13

HVAC Value Fund, LLC typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. HVAC Value Fund made two acquisitions in the quarter ended June 30, 2016. Each acquisition involved a note payable to the buyer. The non-interest bearing note payable is due July 1, 2017 in the amount of $15,000, and is contingent on meeting a revenue target and other operational conditions. The interest bearing note payable accrues interest at 7% annually. $25,000 is payable on June 16, 2017 and $25,000 is payable on June 16, 2018. These payments are contingent on meeting revenue targets and other operational conditions.

NOTE 8 – SEGMENT INFORMATION

As of June 30, 2016, the Company has four business units with separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into four reportable segments: Corporate, Real Estate, Internet, and HVAC.

The corporate and marketable securities segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar also invests in marketable securities through the corporate segment. The real estate segment includes revenue and expenses related to the management of properties held for investment and revenue and expenses involving the preparation and sale of properties held for resale. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The HVAC segment includes revenue and expenses derived from the acquisition and management of HVAC companies in Arizona and throughout the Southwest.

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended June 30, 2016, the internet segment generated revenue of $330,890 in the United States and revenue of $25,925 in Canada. This compares to the quarter ended June 30, 2015 where the internet segment generated revenue of $377,638 in the United States and revenue of $30,924 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended June 30, 2016 and 2015 (as restated) and for the six months ended June 30, 2016 and 2015 (as restated). No comparable financial information exists for the HVAC segment because it commenced operations on June 13, 2016:

As of the three months ended June 30, 2016

	Corporate and Marketable Securities	Real Estate	Internet	HVAC	Consolidated
Revenues	$—	$1,179,231	$356,815	$33,022	$1,569,068
Cost of revenue	—	1,080,213	93,681	13,161	1,187,055

Net income (loss) before income taxes	$(219,967)	$94,547	$196,406	$8,561	$79,547

Identifiable assets	$443,548	$2,336,257	$450,473	$1,075,689	$4,305,967

Table of Contents	14

As of the three months ended June 30, 2015 (As restated)

	Corporate and Marketable Securities	Real Estate	Internet	HVAC	Consolidated
Revenues	$—	$23,823	$407,832	$—	$431,655
Cost of revenue	—	27,760	121,188	—	148,948

Net income (loss) before income taxes	$(65,032)	$(5,437)	$206,221	$—	$136,656

Identifiable assets	$196,748	$3,408,052	$1,522,266	$—	$5,127,066

In the six months ended June 30, 2016, the internet segment generated revenue of $660,501 in the United States and revenue of $52,398 in Canada. This compares to the six months ended June 30, 2015 where the internet segment generated revenue of $768,481 in the United States and revenue of $61,055 in Canada.

As of the six months ended June 30, 2016

	Corporate and Marketable Securities	Real Estate	Internet	HVAC	Consolidated
Revenues	$—	$1,587,448	$712,900	$33,022	$2,333,369
Cost of revenue	—	1,516,317	219,753	13,161	1,749,231

Net income (loss) before income taxes	$(330,863)	$63,810	$328,820	$8,561	$70,328

Identifiable assets	$443,548	$2,336,257	$450,473	$1,075,689	$4,305,967

As of the six months ended June 30, 2015 (As restated)

	Corporate and Marketable Securities	Real Estate	Internet	HVAC	Consolidated
Revenues	$—	$61,798	$828,806	$—	$890,604
Cost of revenue	—	42,170	320,937	—	363,107

Net income (loss) before income taxes	$(372,074)	$8,961	$326,714	$—	$(36,399)

Identifiable assets	$196,748	$3,408,052	$1,522,266	$—	$5,127,066

NOTE 9 – ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the six months ended June 30, 2016 and 2015 (as restated), bad debt expense was $1,224 and $10,435, respectively. The increase in accounts receivable is primarily the result of the formation of the HVAC subsidiary. As of June 30, 2016 and 2015 (as restated), accounts receivable consists of the following:

	2016	2015 (As Restated)
Gross accounts receivable	$29,149	$23,456
Less allowance for doubtful accounts	(893)	(761)
Accounts receivable, net	$28,257	$22,695

Table of Contents	15

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, and as of September 6, 2016, we have sold four residential properties including one property that is pending closing. Of the three properties that have closed, the net proceeds total $326,611. This compares to their carrying value as of the quarter ended June 30, 2016 of $283,380. We continue to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents have been engaged to market the remaining properties listed for resale.

As of September 6, 2016, our subsidiary, HVAC Value Fund, LLC, has completed four acquisitions in the HVAC (Heating, Ventilation, and Air Conditioning) industry, two of which such acquisitions were completed subsequent to June 30, 2016.  As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses.  Accordingly, these four acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Subsequent to June 30, 2016, the Company filed with the SEC on July 18, 2016 the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company also filed with the SEC on August 8, 2016 the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

As previously reported in our Current Report on Form 8-K filed with the SEC on August 11, 2016, Sitestar accepted subscriptions from a private placement of shares of common stock of the Company in the amount of $3,854,719.15, and issued 80,306,649 shares of common stock in connection therewith. Immediately following the private placement, the Company had a total of 171,633,112 issued shares of common stock and 157,710,659 outstanding shares of common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the quarter ended June 30, 2016. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Sitestar Corporation (“Sitestar,” the “Company,” or “we”) operates under four segments:

·	Corporate and Marketable Securities: The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar also invests in marketable securities through the corporate segment.

·	Internet Operations: The Company operates its internet operations through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, Web hosting, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

·	Real Estate Operations: Sitestar owns a real estate investment portfolio that includes residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale. Pursuant to the approval of the Board of Directors, we are pursuing an orderly liquidation of our real estate portfolio. We do not have an estimate for how long it will take to complete this liquidation, if ever.

·	HVAC Operations: The Company operates its HVAC Operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. As of June 30, 2016, HVAC Value Fund had closed on two acquisitions totaling $225,000. Subsequent to the quarter ended June 30, 2016, HVAC Value Fund closed on two additional acquisitions totaling $915,000.

Table of Contents	16

Summary of Financial Performance

Common stockholder’s equity increased from $3,745,472 at March 31, 2016 to $3,871,633 at June 30, 2016. This change was driven by $94,547 in comprehensive income from the real estate segment. The change in common stockholder’s equity was also driven by $192,673 of comprehensive income in the internet segment, $5,708 in comprehensive income in the HVAC segment, and $50,351 of other comprehensive income in the corporate segment. The other income attributable to the corporate segment was primarily the result of unrealized capital gains from investments in marketable securities. These gains were offset by $223,628 in corporate expenses.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and equity and should be read together with our unaudited condensed consolidated financial statements, including the accompanying notes to the financial statements. The table below provides a balance sheet summary for the periods presented and is designed to provide an overview of the balance sheet changes from quarter to quarter.

	At June 30, 2016	At March 31, 2016	At December 31, 2015
ASSETS
Cash and equivalents	$946,665	$420,763	$184,731
Investments, at fair value	250,000	—	—
Real estate, total	2,336,257	3,239,974	3,582,473
Accounts receivables, net	28,257	13,036	14,428
Goodwill and other assets	744,788	433,752	413,581
Total Assets	$4,305,967	$4,107,525	$4,195,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$252,612	$255,176	$246,262
Accounts payable	80,083	57,112	58,094
Accrued expenses	36,639	49,765	49,812
Notes payable and other liabilities	65,000	—	90,000
Total Liabilities	434,334	362,053	444,168

Total Stockholders’ Equity	3,871,633	3,745,472	3,751,045
Total Liabilities and Stockholders’ Equity	$4,305,967	$4,107,525	$4,195,213

Results of operations

Corporate

In the quarter ended June 30, 2016 the corporate segment did not produce revenue. A total of $50,351 of other comprehensive income was generated as a result of unrealized capital gains from the ownership of marketable securities. Expenses totaled $223,628. This compares to corporate expenses of $53,543 incurred during the quarter ended June 30, 2015. Expenses were higher during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 primarily due to increased accounting expenses, increased legal expenses, and increased consulting expenses. This was offset by decreased salary expense and decreased rent expense. We paid no rent towards the corporate office during the quarter ended June 30, 2016. This office was vacated January 15, 2016.

Real Estate Operations

As of June 30, 2016, we owned 25 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. New management determined that it was unlikely that an acceptable return could be made by continuing to pursue the real estate acquisition and renovation policy. Accordingly, we are pursuing efforts in this segment to liquidate the real estate portfolio in an orderly fashion. It is likely that this liquidation will take several years to fully complete.

Table of Contents	17

In the quarter ended June 30, 2016, we sold 13 residential properties for gross proceeds of $1,150,825. Net proceeds totaled $1,042,958. This compares to their carrying value of $979,383. No properties were acquired during this time period or subsequent to the quarter ending. Subsequent to June 30, 2016, and as of September 6, 2016, we have sold four residential properties including one property that is pending closing. Of the three properties that have closed, the net proceeds total $326,611. This compares to their carrying value as of the quarter ended June 30, 2016 of $283,380. We continue to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents have been engaged to market the remaining properties listed for resale.

As of June 30, 2016, the Company held 13 residential properties, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $1,566,897. As of June 30, 2016, the Company held 12 residential properties as held for investments. These properties held for investment were carried on the balance sheet at $769,360. This compares to the quarter ended March 31, 2016 when real estate held for resale totaled $2,336,668 and real estate held for investment totaled $903,306.

Nine properties were current with regards to tenant payments as of June 30, 2016. We engaged a third-party property management company on January 15, 2016 to manage these rental properties. The leases in effect as of the quarter ended June 30, 2016 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties.

During the quarter ended June 30, 2016, the Company generated rental revenue of $28,406, net of bad debt expense. The cost of revenue totaled $21,391. This compared to rental revenue of $23,823, net of bad debt during the quarter ended June 30, 2015. The cost of revenue during the comparison period totaled $31,681. The increase in rental revenue was the result of improved rent collections due to the management by our third-party property manager.

Depreciation expense totaled $8,797 for the quarter ended June 30, 2016. Total accumulated depreciation as of June 30, 2016 totaled $110,561.

Internet Operations – Sitestar.net

The focus of our internet segment is to generate cash flow, work to make as many of our costs variable, and reinvest in our operations when an acceptable return is available. During the quarter ended June 30, 2016, we have begun to see the results of the restructuring undertaken since the change in management on December 14, 2015.

Revenue attributed to the internet segment during the quarter ended March 31, 2016 totaled $356,815. While this was a decrease of $51,017 when compared to revenue generated in this segment during the quarter ended June 30, 2015 totaling $407,832, it was a slight increase from revenue reported by this segment in the quarter ended March 31, 2016 of $356,084. The year over year decline from the quarters ended June 30, 2015 and 2016 was 12.5%. This was an improvement from the year over decline of 15% reported at the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. The year over year revenue decline is the result of fewer customer renewals and our inability to successfully sign up new customers.

The cost of revenue during the quarter ended June 30, 2016 totaled $93,681. This was a decrease of $27,507 when compared to the cost of revenue in this segment during the quarter ended June 30, 2015 totaling $121,188. This decrease was the result of decreased revenues and our work to restructure vender contracts and reduce fixed costs.

The table below provides a summary of income statement figures over time. These figures are specific to the internet segment and are presented for the quarterly periods designated below.

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Revenues	$356,815	$356,085	$380,310	$393,407
Cost of revenue	93,681	126,072	161,918	57,079
Operating expenses	66,726	97,597	19,618	86,823
Other comprehensive income (expense)	(3,735)	3,644	(956,358)	1,302
Comprehensive income (loss)	$192,673	$136,060	$(757,584)	$250,807

Table of Contents	18

During the quarter ended June 30, 2016, the Company purchased one domain for $45,000. The purpose of this acquisition was to ensure that revenue generated from customers who utilized this domain would be retained, and to generate new revenue from customers who utilized the domains.

Effective January 1, 2016, we have improved our internal reporting in the internet segment. As of June 30, 2016, we have a total of 10,121 customer accounts in both our U.S. and Canada operations. No comparison figures from the quarter ended June 30, 2015 exist. As of March 31, 2016, we had a total of 10,188 customer accounts in both our U.S. and Canada operations. Our account mix consists of approximately 46% internet access and 47% web hosting and storage.

Approximately 89% of our customer accounts are managed by our U.S. operations and 11% of our customer accounts are managed by our Canada operations. Revenue generated by our U.S. operations totaled $330,890 and revenue generated by our Canada operations totaled $25,925 during the quarter ended June 30, 2016. This compares to revenue generated by our U.S. operations of $377,638 and revenue generated by our Canada operations of $30,294 during the quarter ended June 30, 2015.

Approximately 89% of our customers are managed by our U.S. operations and 11% of our customers our managed by our Canada operations. Revenue generated by our U.S. operations totaled $330,890 and revenue generated by our Canada operations totaled $25,925 during the quarter ended June 30, 2016. This compares to revenue generated by our U.S. operations of $377,638 and revenue generated by our Canada operations of $30,294 during the quarter ended June 30, 2015.

We closed our Canada office on February 29, 2016 and terminated the employment of two employees. We now service our Canada customers remotely and utilize one full time employee in Canada.

HVAC Operations – HVAC Value Fund, LLC

The Company operates its HVAC operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. HVAC Value Fund closed on two acquisitions totaling $225,000 in June. Subsequent to the quarter ended June 30, 2016, HVAC Value Fund closed on two additional acquisitions totaling $915,000.  As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses.  Accordingly, these four acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Our HVAC operations generated revenue of $33,022 during the quarter ended June 30, 2016. Cost of revenue totaled $13,161 and operating expenses totaled $11,301. Other comprehensive expense totaled $2,853. The other comprehensive expense is related to the profits share agreement that Sitestar has with JNJ Investments, LLC. Comprehensive income for the quarter ended June 30, 2016 totaled $5,708. No comparable figures exist for 2015.

Financial Condition, Liquidity and Capital Resources

Cash and equivalents totaled $946,665 at quarter end June 30, 2016 compared to $420,763 at quarter end March 31, 2016 as a result of the sale of real estate properties during the quarter ended June 30, 2016. During this time period, net accounts receivable increased to $28,257 from $13,036 primarily due to the launch of operations in our HVAC subsidiary.

Accounts payable increased to $80,083 at quarter end June 30, 2016 compared to $57,112 at quarter end March 31, 2016. Accrued expenses decreased to $36,639 from $49,765 during this time period. Deferred revenue decreased to $252,612 from $255,176 during this time period.

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

Table of Contents	19

The aging of accounts receivable as of March 31, 2016 and December 31, 2015 is as shown:

	March 31, 2016	December 31, 2015
Current	$21,402	$9,914
30 – 60 days	$4,478	$1,944
60 + days	$2,376	$1,178

Total	$28,257	$13,036

Contractual Obligations

On June 13, 2016, we entered into an agreement with HVAC Value Fund, LLC, a wholly-owned subsidiary, in which we committed to contribute an additional $1 million of capital to the subsidiary if certain benchmarks are met. The earliest this additional commitment would be contractually due is June 30, 2017. We have no other meaningful long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities as of June 30, 2016.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of June 30, 2016.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

Table of Contents	20

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

Item 1A. Risk Factors

This item is not required by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Table of Contents	21

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; (iv) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: September 9, 2016

/s/ Steven L. Kiel

Steven L. Kiel

President, Chief Executive Officer, and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

Table of Contents	22