Form 10-Q
period 2016-09-30
SITESTAR CORP
filed 2016-11-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-Q

_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

_______________________

SITESTAR CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

_______________________

Commission file number 000-27763

Nevada	88-0397234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4026 Wards Rd. Ste G1 #271, Lynchburg, VA	24502
(Address of Principal Executive Offices)	(Zip Code)

(434) 382-7366

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

[ ] Yes     [X] No

The number of shares outstanding of Common Stock, $0.001 par value as of November 11, 2016 is 190,230,163.

Table of Contents

Page No.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

PART 1
Item 1. Financial Statements	1
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	1
Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2016 and September 30, 2015 (As Restated)	3
Unaudited Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2016 and September 30, 2015 (As Restated)	4
Unaudited Consolidated Statements of Stockholders’ Equity as of September 30, 2016 and December 31, 2015 (As Restated)	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015 (As Restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Signatures	29

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

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SITESTAR CORPORATION

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,668,948	$184,731
Accounts receivable, net	257,770	14,428
Investments, at fair value	2,515,060	—
Other current assets	364,249	1,081
Total current assets	4,806,027	200,240

Real estate – held for resale	1,546,867	2,671,311
Real estate – held for investment, net	510,525	911,162
Property and equipment, net	108,305	—
Goodwill	1,266,296	212,445
Other assets	256,250	200,055
Total assets	$8,494,270	$4,195,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table Of Contents	1

SITESTAR CORPORATION

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue	$241,174	$246,262
Notes payable, current	240,000	90,000
Accounts payable	105,131	58,094
Accrued expenses	144,125	49,812
Total current liabilities	730,430	444,168

Notes payable	25,000	—
Total liabilities	755,430	444,168

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 171,633,112 and 91,326,463 shares issued; 157,710,659 and 77,404,010 shares outstanding.	171,633	91,327
Additional paid-in capital	17,503,402	13,728,989
Treasury stock, at cost, 13,922,453 common shares	(637,561)	(637,561)
Accumulated other comprehensive income	31,969	3,415
Accumulated deficit	(9,347,558)	(9,435,125)
Total stockholders’ equity attributable to Sitestar Corporation stockholders	7,721,885	3,751,045
Noncontrolling interest in consolidated subsidiaries	16,955	—
Total stockholders’ equity	7,738,840	3,751,045
Total liabilities and stockholders’ equity	$8,494,270	$4,195,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table Of Contents	2

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30		For the nine months ended September 30
	2016	2015 (As Restated)	2016	2015 (As Restated)
Revenues:
Internet operations	$355,384	$393,407	$1,068,283	$1,222,213
HVAC operations	906,910	—	939,932	—
Real estate operations	404,923	31,550	1,992,371	93,348
Total revenue	1,667,217	424,957	4,000,586	1,315,561
Cost of Revenues:
Internet operations	70,290	57,079	290,043	378,016
HVAC operations	619,881	—	633,053	—
Real estate operations	402,285	22,842	1,918,603	65,012
Total cost of revenues	1,092,456	79,921	2,841,699	443,028
Gross Profit (Loss):
Internet operations	285,094	336,328	778,240	844,197
HVAC operations	287,029	—	306,879	—
Real estate operations	2,638	8,708	73,768	28,336
Total gross profit	574,761	345,036	1,158,887	872,533

Selling, general and administrative expenses	634,338	165,128	1,152,715	702,602
Income (loss) from operations	(59,577)	179,908	6,172	169,931

Other income (expense), net	93,779	(11,354)	98,350	(37,776)
Income before income taxes	34,202	168,554	104,522	132,155

Income tax benefit (expense)	—	—	—	—
Net income	34,202	168,554	104,522	132,155
Less: net income attributable to noncontrolling interest	14,102	—	16,955	—
Net income attributable to Sitestar Corporation Stockholders	$20,100	$168,554	$87,567	$132,155
Earnings per share, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares, basic and diluted	122,794,725	77,404,010	92,644,688	77,404,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table Of Contents	3

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30		For the nine months ended September 30
	2016	2015 (As Restated)	2016	2015 (As Restated)
Net income	$34,202	$168,554	$104,522	$132,155
Other comprehensive income:
Foreign exchange translation	(12)	1,287	(103)	2,072
Unrealized gains (losses) related to available-for-sale securities	(21,694)	—	28,657	—
Comprehensive income, net	12,496	169,841	133,076	134,227
Comprehensive income attributable to noncontrolling interest	14,102	—	16,955	—
Comprehensive income (loss) attributable to Sitestar Corporation Stockholders	$(1,606)	$169,841	$116,121	$134,227

Table Of Contents	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Sitestar Corporation stockholders’ equity
	Common stock	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Accumulated deficit	Non-controlling Interest	Total
Balance December 31, 2014 (restated)	77,404,010	$91,327	$13,728,989	$(637,561)	$(768)	$(8,515,803)	$-	$4,666,184
Net income (loss)	-	-	-	-	-	(919,322)	-	(919,322)
Gain (loss) on foreign currency translation adjustments	-	-	-	-	4,183	-	-	4,183
Balance December 31, 2015 (restated)	77,404,010	$91,327	$13,728,989	$(637,561)	$3,415	$(9,435,125)	$-	$3,751,045
Net income (loss)	-	-	-	-	-	87,567	16,955	104,522
Contributed capital	80,306,649	80,306	3,774,413	-	-	-	-	3,854,719
Gain (loss) on foreign currency translation adjustments	-	-	-	-	(103)	-	-	(103)
Unrealized gain (loss) on investments	-	-	-	-	28,657	-	-	28,657
Balance September 30, 2016	157,710,659	$171,633	$17,503,402	$(637,561)	$31,969	$(9,347,558)	$16,955	$7,738,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table Of Contents	5

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016 and 2015 (As Restated)

	2016	2015 (As Restated)
Cash flows from operating activities:
Net income (loss)	$104,522	$132,155
Adjustments to reconcile net income (loss) to operating cash flows:
Amortization	55	—
Depreciation	23,236	34,029
Gain on sale of real estate	(213,454)	—
Bad debt	4,383	33,800
Real estate valuation adjustment	—	(11,164)
Changes in operating assets and liabilities:
Accounts receivable, net	(247,828)	(30,786)
Other current assets	(21,888)	72
Deferred revenue, net	(5,088)	(10,975)
Accounts payable	47,037	88,750
Accrued expenses	94,313	(37,618)
Net cash flows from operating activities	(214,712)	198,263
Cash flows from investing activities:
Proceeds from sale of real estate held for resale	1,568,699	—
Purchases of real estate held for resale	—	(98,059)
Improvements to real estate held for resale	(180,708)	(136,311)
Proceeds from sale of real estate held for investment	344,850	—
Purchases of real estate held for investment	—	(41,588)
Improvements to real estate held for investment	(17,542)	(149,722)
Purchase of marketable securities	(2,486,403)	—
Purchase of domain names	(56,250)	—
Investment in HVAC subsidiaries	(1,238,436)	—
Net cash flows from investing activities	(2,065,790)	(425,680)
Cash flows from financing activities:
Principal payments on note payable	(90,000)	—
Proceeds from issuing common stock	3,854,719	—
Net cash flows from financing activities	3,764,719	—

Net increase (decrease) in cash	1,484,217	(227,417)
Cash and cash equivalents at beginning of the period	184,731	339,694
Cash and cash equivalents at end of the period	$1,668,948	$112,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table Of Contents	6

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine Months Ended September 30, 2016 and 2015 (As Restated)

	2016	2015 (As Restated)
Non-cash supplemental information:
Transfer of real estate held for investment to held for resale	$152,003	$316,680
Unrealized gain on marketable securities reported as other comprehensive income	$28,657	$—
HVAC acquisitions through notes payable	$240,000	$—

Table Of Contents	7

SITESTAR CORPORATION

and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES, AND BACKGROUND ON THE 2015 RESTATEMENT

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

The Company operates through four reportable segments: Corporate, Internet Operations, Real Estate Operations, and HVAC Operations. The management of the Company is also currently reviewing investment opportunities in the public and private markets, including in other lines of business.

Corporate

The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar also invests in marketable securities through the corporate segment.

Internet Operations

The Company operates its internet operations through Sitestar.net, a wholly-owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

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

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn a profits interests. Per the signed operating agreement, the Company has first claim to a portion of net income, with the remainder being allocated between the Company and JNJ Investments. JNJ Investments shall also be subject to a Loss Carryforward limitation in the event of a net loss.

As of September 30, 2016, HVAC Value Fund had closed on four acquisitions for an aggregate purchase price of $1.14 million, two of which occurred in the quarter ended September 30, 2016. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, these four acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Table Of Contents	8

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 1. ORGANIZATION, SIGNIFICANT ACCOUNTING POLICIES, AND BACKGROUND ON THE 2015 RESTATEMENT (Continued)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Sitestar.net, Inc., FRE Enterprises, Inc., Advanced Internet Services, Inc., NetRover Inc., and HVAC Value Fund, LLC. All intercompany accounts and transactions have been eliminated.

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

Results in this quarterly report include the restated comparison figures for the corresponding interim periods of fiscal 2015. Adjustments to asset and liability balances for the quarter ended September 30, 2015 are related primarily to previous errors related to the fair value analysis and capitalization policy for real estate properties held for investment and resale, errors in the revenue recognition criteria, errors in the calculation of depreciation, errors in the calculation of tax expenses, and cut-off deficiencies related to quarter-end accruals.

Adjustments to cost of revenue for the quarter ended September 30, 2015 are related to previous errors in the accrual of expenses. Adjustments to operating expenses are related to errors in the accrual of salaries, errors in the accrual of expenses, errors in the calculation of bad debts, errors in the calculation of depreciation in the real estate segment and in property and equipment, reclassifications of expenses related to disputed use of funds by the former CEO, and clerical errors. Adjustments to other income are related to errors in the reporting of currency translations.

Table Of Contents	9

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on July 18, 2016 (the “2015 Form 10-K”). The comparative results for the three months and nine months ended September 30, 2015 included in the unaudited condensed consolidated financial statements in this Form 10-Q reflect restated amounts, as described in and reported under the 2015 Form 10-K. The results for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Investments

The Company currently holds and makes investments in marketable securities through its corporate operations. Marketable securities held are classified as available-for-sale based on management’s intent. The classification of the investments in these marketable securities is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. Unrealized gains (losses) are categorized as Other Comprehensive Income. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying unaudited condensed statements of income in interest expense, net.

Table Of Contents	10

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company grants credit in the form of unsecured accounts receivable to its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when account is individually determined to be uncollectible or account is more than 180 days past due.

Sales of internet services, which are not automatically processed via credit card or bank account drafts, have been the Company’s highest exposure to collection risk. The Company attempts to reduce this risk by including a late payment fee and a manual processing payment fee to customer accounts. Receivables more than ninety days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts more than 30 days are considered past due.

Sales of HVAC services are typically paid via credit card or check upon completion of service. Sales that are not collected upon completion are generally to existing and repeat customers who have established a track record of timely payments. Historically, HVAC has not encountered issues with collectability of customer accounts. Accounts more than 30 days are considered past due.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives from three to seven years for equipment and vehicles, fifteen years for building improvements, and thirty-nine years for buildings. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

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

Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company’s reporting units with the reporting units’ carrying amounts, including goodwill. The Company estimates the fair value of its reporting units using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The Company performs an analysis of its goodwill as of December 31 annually.

Table Of Contents	11

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets (Continued)

Other intangible assets consist of customer relationships, developed technology and software, trade names, and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management’s own analysis and an independent third party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

The Company owns more than 125 domain names. These domains are valued at historical cost.

Real Estate

Real estate properties held for resale are carried at the lower of cost or fair market value. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area the real estate is located and tax assessed values. Fair value is evaluated annually by management, or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

Real estate properties held for investment are carried at the cost basis plus additional expenses where the expense extended the life or added value to the property. Otherwise, the expense is not capitalized and is charged to expense. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

Accrued Expenses

Accrued expenses represent incurred but not yet paid expenses from Sales and Use taxes for ISP services, vacation accruals, and other payroll accruals.

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

The Company generates revenue in its internet segment from consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, web hosting, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic and wireless), web hosting, and additional related services to consumers and businesses. Customers may downgrade from internet access to web hosting plans to include email access and storage. In some years, this shift can be significant. Internet revenue is affected by the changing composition of revenue sources.

Table Of Contents	12

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HVAC Operations

The company performs HVAC service repairs and installs HVAC units for its customers. Revenue is recognized at the time of the install or service call. Sales are adjusted for any returns or allowances. If an install is performed over multiple days, it is accounted for using work in process (WIP) accounting in accordance with GAAP. If payment is not provided in advance or at the time of service or installation, the amount due is designated as an account receivable.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The most recent three tax years are open to potential IRS examination.

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

Table Of Contents	13

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

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

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." Although the ASU retains many of the current requirements for financial instruments, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations, and cash flows.

NOTE 3. INVESTMENTS

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

The following available-for-sale securities, which comprise all of the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

	Cost Basis	Unrealized Gain	Fair Value
September 30, 2016
Common Stock available for sale	$2,486,403	$28,657	$2,515,060

NOTE 4. FAIR VALUE OF ASSETS AND LIABILITIES

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

Table Of Contents	14

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 4. FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

·	Level 1 - Inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access. This category includes exchange-traded mutual funds and equity securities.

·	Level 2 - Inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals. This category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities and derivative contracts.

·	Level 3 - Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The measurements are highly subjective.

Following is a description of the valuation methodologies used for assets measured at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period.

	(Level 1)	(Level 2)	(Level 3)	Total at Fair Value
September 30, 2016
Marketable securities	$2,515,060	$—	$—	$2,515,060

	(Level 1)	(Level 2)	(Level 3)	Total at Fair Value
December 31, 2015
Marketable securities	$—	$—	$—	$—

NOTE 5. PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	2016	2015
Automobile	$95,687	$9,500
Equipment	13,700	—
Furniture and fixtures	22,206	13,788
	131,593	23,288
Less accumulated depreciation	(23,288)	(23,288)
Property and equipment, net	$108,305	$—

Depreciation expense was inconsequential for the nine months ended September 30, 2016 and $5,518 for the year ended December 31, 2015. Increased automobile and equipment assets are the result of acquisitions in the HVAC operations.

Table Of Contents	15

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 6. REAL ESTATE

As of September 30, 2016, the Company owned 21 residential properties, one commercial property, and interests in several lots. The Company sold four residential properties in the quarter ended September 30, 2016 for gross proceeds of $377,900 and net proceeds of $339,036. The carrying value of the four properties sold was $346,802. For the nine-month period ended September 30, 2016, the Company sold 21 residential properties for gross proceeds of $1,913,549 and net proceeds of $1,738,057. The carrying value of the 21 properties sold was $1,714,566.

Real Estate Held for Investment

As of September 30, 2016, the Company held eight residential properties as held for investment. The leases in effect as of the quarter ended September 30, 2016 are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $5,302 and $23,236 for the three months and nine months ended September 30, 2016, respectively. Total accumulated depreciation as of September 30, 2016 totaled $72,648. These properties held for investment were carried on the balance sheet at $510,525.

Real Estate Held for Resale

As of September 30, 2016, the Company held 13 residential properties, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $1,546,867.

NOTE 7. NOTES PAYABLE

Notes payable at September 30, 2016 and 2015 (as restated) consist of the following:

	2016	2015 (As Restated)
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty-six monthly installments starting January 2008.	$—	$90,000
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	250,000	—
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	15,000	—
Less current portion	(240,000)	—
Long-term portion	$25,000	$90,000

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

Table Of Contents	16

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 7. NOTES PAYABLE (Continued)

HVAC Value Fund, LLC typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. HVAC Value Fund made two acquisitions in the quarter ended September 30, 2016. Each acquisition involved a note payable to the seller. The non-interest bearing note payable is due July 1, 2017 in the amount of $15,000, and is contingent on meeting a revenue target and other operational conditions. There are three separate interest bearing notes payable as of the quarter ended September 30, 2016. The first interest bearing note payable accrues interest at 7% annually. $25,000 is payable on June 16, 2017 and $25,000 is payable on June 16, 2018. These payments are contingent on meeting revenue targets and other operational conditions. The second interest bearing note payable is for $100,000 and bears interest at 6% annually. This note is due July 11, 2017 and is contingent on meeting revenue targets and other operational conditions. The third interest bearing note payable is for $100,000 and bears interest at 7% annually. This note is due July 30, 2017 and is contingent on meeting revenue targets and other operational conditions.

NOTE 8. SEGMENT INFORMATION

As of September 30, 2016, the Company has four business units with separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into four reportable segments: Corporate, Real Estate, Internet, and HVAC.

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

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended September 30, 2016, the internet segment generated revenue of $331,480 in the United States and revenue of $23,904 in Canada. This compares to the quarter ended September 30, 2015 where the internet segment generated revenue of $366,606 in the United States and revenue of $26,801 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended September 30, 2016 and 2015 (as restated) and for the nine months ended September 30, 2016 and 2015 (as restated). No comparable financial information exists for the HVAC segment because it commenced operations on June 13, 2016:

	Corporate	Real Estate	Internet	HVAC	Consolidated
Three months ended September 30, 2016
Revenues	$—	$404,923	$355,384	$906,910	$1,667,217

Cost of revenue	$—	$402,285	$70,290	$619,881	$1,092,456

Net income (loss) before income taxes	$(315,062)	$(2,953)	$285,847	$66,370	$34,202

Identifiable assets	$3,840,647	$2,117,404	$614,610	$1,921,609	$8,494,270

Table Of Contents	17

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 8. SEGMENT INFORMATION (Continued)

	Corporate	Real Estate	Internet	HVAC	Consolidated
Three months ended September 30, 2015 (As restated)
Revenues	$—	$31,550	$393,407	$—	$424,957

Cost of revenue	$—	$22,842	$57,079	$—	$79,921

Net income (loss) before income taxes	$(82,789)	$4,322	$247,021	$—	$168,554

Identifiable assets	$196,703	$3,797,665	$1,308,870	$—	$5,303,238

In the nine months ended September 30, 2016, the internet segment generated revenue of $991,956 in the United States and revenue of $76,327 in Canada. This compares to the nine months ended September 30, 2015 where the internet segment generated revenue of $1,134,988 in the United States and revenue of $87,225 in Canada.

	Corporate	Real Estate	Internet	HVAC	Consolidated
Nine months ended September 30, 2016
Revenues	$—	$1,992,371	$1,068,283	$939,932	$4,000,586

Cost of revenue	$—	$1,918,603	$290,043	$633,053	$2,841,699

Net income (loss) before income taxes	$(645,927)	$60,857	$614,670	$74,922	$104,522

	Corporate	Real Estate	Internet	HVAC	Consolidated
Nine months ended September 30, 2015 (As restated)
Revenues	$—	$93,348	$1,222,213	$—	$1,315,561

Cost of revenue	$—	$65,012	$378,016	$—	$443,028

Net income (loss) before income taxes	$(454,863)	$13,283	$573,735	$—	$132,155

NOTE 9. HVAC PRO FORMA INFORMATION

As of June 17, 2016 and June 30, 2016, HVAC Value Fund, LLC completed the 100% acquisition of two HVAC subsidiaries. As of July 8, 2016, HVAC Value Fund, LLC completed the 100% acquisition of a third subsidiary. As of July 15, 2016, HVAC Value Fund, LLC completed the 100% acquisition of a fourth subsidiary. These subsidiaries engage in providing heating, ventilation, and air conditioning services, installation, and repairs to residential and commercial customers. As a result of the acquisitions, HVAC Value Fund, LLC will offer and expand heating, ventilation, and air conditioning services to customers in Arizona and the surrounding southwestern states. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, these four acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Table Of Contents	18

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 9. HVAC PRO FORMA INFORMATION (Continued)

The acquired businesses contributed revenues of $906,910 and earnings of $66,370 to HVAC Value Fund, LLC during the three-month period ended September 30, 2016. The following unaudited pro forma summaries present consolidated information of HVAC Value Fund, LLC as if the current year business combinations had occurred on January 1, 2015. Management notes that the pro forma information for the period ended September 30, 2016 was calculated using annualized, unaudited 2015 financial information, as information for the period from January 1, 2016 through the applicable subsidiary closing date is unavailable.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn a profits interests. Pro forma earnings for the period ended September 30, 2016 and for the year ended December 31, 2015 are reported as gross without deducting the profits share that otherwise would be attributable to JNJ Investments in accordance with the operating agreement between Sitestar Corporation and JNJ Investments.

	Pro forma period ended September 30, 2016 (unaudited)			Consolidated pro forma period ended September 30, 2016 (unaudited)
	June 2016 acquisitions (in aggregate)	July 8, 2016 acquisition	July 15, 2016 acquisition
Revenue	$ 386,192	$ 1,060,202	$ 954,454	$ 2,400,849
Earnings	$ 99,772	$ 205,804	$ 235,061	$ 540,637

	Pro forma year ended December 31, 2015 (unaudited)			Consolidated pro forma year ended December 31, 2015 (unaudited)
	June 2016 acquisitions (in aggregate)	July 8, 2016 acquisition	July 15, 2016 acquisition
Revenue	$ 674,212	$ 1,338,305	$ 1,034,926	$ 3,047,443
Earnings	$ 247,328	$ 219,231	$ 313,301	$ 779,860

HVAC Value Fund, LLC did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The following tables summarize the consideration transferred to acquire each subsidiary and the amounts of identified assets acquired and liabilities assumed at the acquisition dates. Management continues to evaluate the valuation components of each acquisition on an ongoing basis.

June 2016 acquisitions (in aggregate)
Fair value of consideration transferred:

Cash	$ 160,000
Notes payable	$ 65,000

Preliminary fair value of assets acquired:

Vehicles	$ 35,000
Equipment	$ 13,700
Total identifiable assets	$ 48,700

Goodwill	$ 177,359

Table Of Contents	19

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 9. HVAC PRO FORMA INFORMATION (Continued)

July 8, 2016 acquisition
Fair value of consideration transferred:

Cash	$ 375,000
Notes payable	$ 100,000

Preliminary fair value of assets acquired:

Goodwill	$ 475,780

July 15, 2016 acquisition
Fair value of consideration transferred:

Cash	$ 340,000
Notes payable	$ 100,000

Preliminary fair value of assets acquired:

Vehicles	$ 40,000
Total identifiable assets	$ 40,000

Goodwill	$ 400,000

The goodwill amounts noted above are attributable to the workforce of the acquired subsidiaries and the significant synergies expected to arise after acquisition by HVAC Value Fund, LLC. All of the goodwill was assigned to the HVAC segment.

Management notes that the purchase price allocations above are deemed preliminary for valuation purposes and management reserves the right to adjust the allocations for the one year period allotted.

NOTE 10. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the nine months ended September 30, 2016 and 2015 (as restated), bad debt expense was $1,407 and $33,800, respectively. For the nine months ended September 30, 2016 and 2015 (as restated), accounts receivable were $257,770 and $18,799, respectively. The increase in accounts receivable is primarily the result of the formation of the HVAC subsidiary. As of September 30, 2016 and 2015 (as restated), accounts receivable consisted of the following:

	2016	2015 (As Restated)
Gross accounts receivable	$258,437	$19,629
Less allowance for doubtful accounts	(667)	(830)
Accounts receivable, net	$257,770	$18,799

Table Of Contents	20

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 11. SUBSEQUENT EVENTS

As of November 11, 2016, our subsidiary, HVAC Value Fund, LLC, has completed five acquisitions in the HVAC (Heating, Ventilation, and Air Conditioning) industry, one of the five acquisitions was completed subsequent to September 30, 2016. This most recent acquisition was previously reported in our Current Report on Form 8-K filed with the SEC on October 6, 2016. Included in other current assets for the quarter ended September 30, 2016 is $315,780 for good faith consideration paid related to this acquisition. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, these five acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company. Also, as previously reported in our Current Report on Form 8-K filed with the SEC on October 6, 2016, as of October 1, 2016, the Company has contributed additional capital in the amount of $500,000 to HVAC Value Fund.

On October 11, 2016, Sitestar organized Willow Oak Asset Management, LLC, a Delaware limited liability company (“Willow Oak”). Sitestar is the sole member of Willow Oak. Willow Oak was formed in preparation of pursuing a new business opportunity with Alluvial Capital Management, LLC, as described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. To date, Willow Oak has yet to carry out any material business or have any material assets or liabilities.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 9, 2016, on November 1, 2016, the Company appointed Rodney E. Lake as Chief Operating Officer and Corporate Secretary of the Company. In his capacity as Chief Operating Officer, Mr. Lake will serve as the Company’s principal operating officer.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 9, 2016, on November 7, 2016, Sitestar accepted and closed upon subscriptions from a private placement of shares of common stock of the Company in the amount of $1,625,975 and issued 32,519,504 shares of common stock in connection therewith. Immediately following this private placement, the Company had a total of 204,152,616 issued shares of common stock and 190,230,163 outstanding shares of common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the quarter ended September 30, 2016. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Sitestar Corporation (“Sitestar,” the “Company,” or “we”) operates under four segments:

·	Corporate: The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar also invests in marketable securities through the corporate segment.

·	Internet Operations: The Company operates its internet operations through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, and various ancillary services. Sitestar.net provides services and support to customers in the United States and Canada.

·	Real Estate Operations: Sitestar owns a real estate investment portfolio that includes residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale. Pursuant to the approval of the Board of Directors, we are pursuing an orderly liquidation of our real estate portfolio. We do not have an estimate for how long it will take to complete this liquidation, if ever.

Table Of Contents	21

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview (Continued)

·	HVAC Operations: The Company operates its HVAC Operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. As of September 30, 2016, HVAC Value Fund had closed on four acquisitions totaling $1,140,000. Subsequent to the quarter ended September 30, 2016, HVAC Value Fund closed on one additional acquisition totaling $315,000.

Summary of Financial Performance

Common stockholders’ equity increased from $3,871,633 at June 30, 2016 to $7,762,511 at September 30, 2016. The change was mostly attributable to $3,854,929 of additional common stock issued. This change was also driven by $20,718 in comprehensive income from the real estate segment, $285,625 of comprehensive income in the internet segment, $66,370 in comprehensive income in the HVAC segment, and $21,694 of other comprehensive loss in the corporate segment. The other loss attributable to the corporate segment was primarily the result of unrealized capital losses from investments in marketable securities. Corporate expenses for the quarter totaled $317,208.

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

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
ASSETS
Cash and equivalents	$1,668,948	$946,665	$420,763	$184,731
Investments, at fair value	2,515,060	250,000	—	—
Real estate, total	2,057,392	2,336,257	3,239,974	3,582,473
Accounts receivables, net	257,770	28,257	13,036	14,428
Goodwill and other assets	1,995,100	744,788	433,752	413,581
Total assets	$8,494,270	$4,305,967	$4,107,525	$4,195,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$241,174	$252,612	$255,176	$246,262
Accounts payable	105,131	80,083	57,112	58,094
Accrued expenses	144,125	36,639	49,765	49,812
Notes payable and other liabilities	265,000	65,000	—	90,000
Total liabilities	755,430	434,334	362,053	444,168

Total stockholders’ equity	7,738,840	3,871,633	3,745,472	3,751,045
Total liabilities and stockholders’ equity	$8,494,270	$4,305,967	$4,107,525	$4,195,213

Table Of Contents	22

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations

Corporate

In the quarter ended September 30, 2016 the corporate segment did not produce revenue. A total of $21,694 of other comprehensive loss was generated as a result of unrealized capital losses from the ownership of marketable securities. Expenses totaled $317,208. This compares to corporate expenses of $71,420 incurred during the quarter ended September 30, 2015. Expenses were higher during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 primarily due to increased accounting expenses, increased legal expenses, and increased consulting expenses. This was offset by decreased dues and subscription expense, decreased insurance expense, and decreased rent expense. We paid no rent towards the corporate office during the quarter ended September 30, 2016. This office was vacated January 15, 2016.

Real Estate Operations

As of September 30, 2016, we owned 21 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. New management determined that it was unlikely that an acceptable return could be made by continuing to pursue the real estate acquisition and renovation policy. Accordingly, we are pursuing efforts in this segment to liquidate portions of the real estate portfolio in an orderly fashion. It is likely that this liquidation will take several years to fully complete.

In the quarter ended September 30, 2016, we sold four residential properties for gross proceeds of $377,900. Net proceeds totaled $339,036. This compares to their carrying value of $346,802. No properties were acquired during this time period or subsequent to the quarter ending. We continue to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents have been engaged to market the remaining properties listed for resale.

As of September 30, 2016, the Company held 13 residential properties, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $1,546,867. As of September 30, 2016, the Company held eight residential properties as held for investment. These properties held for investment were carried on the balance sheet at $510,525. This compares to the quarter ended June 30, 2016 when real estate held for resale totaled $1,566,897 and real estate held for investment totaled $769,360.

Eight properties were current with regards to tenant payments as of September 30, 2016. We engaged a third-party property management company on January 15, 2016 to manage these rental properties. The leases in effect as of the quarter ended June 30, 2016 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties.

During the quarter ended September 30, 2016, the Company generated rental revenue of $27,023, net of bad debt expense. The cost of revenue totaled $11,104. This compared to rental revenue of $31,550, net of bad debt during the quarter ended September 30, 2015. The cost of revenue during the comparison period totaled $22,842. The increase in rental revenue was the result of improved rent collections due to the management by our third-party property manager.

Depreciation expense totaled $5,302 for the quarter ended September 30, 2016. Total accumulated depreciation as of September 30, 2016 totaled $72,648.

Internet Operations – Sitestar.net

The focus of our internet segment is to generate cash flow, work to make as many of our costs variable, and reinvest in our operations when an acceptable return is available.

Table Of Contents	23

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Internet Operations – Sitestar.net (Continued)

Revenue attributed to the internet segment during the quarter ended September 30, 2016 totaled $355,384. While this was a decrease of $38,023 when compared to revenue generated in this segment during the quarter ended September 30, 2015 totaling $393,407, it was consistent with revenue reported by this segment in the quarter ended June 30, 2016 of $356,815. The year over year decline from the quarters ended September 30, 2015 and 2016 was 9.7%. This was an improvement from the year over decline of 12.5% reported at the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. The year over year revenue decline is the result of fewer customer renewals and the absence of new customers. Other income attributable to the internet segment during the quarter ended September 30, 2016 includes $90,000 from the sale of a block of IP addresses that occurred during the quarter ended September 30, 2016.

The cost of revenue during the quarter ended September 30, 2016 totaled $70,290. This was a decrease of $109,046 when compared to the cost of revenue in this segment during the quarter ended September 30, 2015 totaling $179,336. This decrease was the result of decreased revenues and our work to restructure vender contracts and reduce fixed costs.

The table below provides a summary of income statement figures over time. These figures are specific to the internet segment and are presented for the quarterly periods designated below.

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Revenues	$355,384	$356,815	$356,085	$380,310
Cost of revenue	70,290	93,681	126,072	161,918
Operating expenses	92,002	66,726	97,597	19,618
Other comprehensive income (expense)	92,755	(3,735)	3,644	(956,358)
Comprehensive income (loss)	$285,847	$192,673	$136,060	$(757,584)

Management has the resources to identify the current market value for domain names in order to assess potential income opportunities. Management also evaluates domain names available for purchase in order to generate new revenue from customers who utilize the domains.

Effective January 1, 2016, we have improved our internal reporting in the internet segment. As of September 30, 2016, we have a total of 7,793 customer accounts in both our U.S. and Canada operations. No comparison figures from the quarter ended September 30, 2015 exist. As of June 30, 2016, we had a total of 8,093 customer accounts in both our U.S. and Canada operations. Our current mix of customers consists of approximately 74% internet access and 26% web hosting and storage.

Approximately 89% of our customer accounts are managed by our U.S. operations and 11% of our customer accounts are managed by our Canada operations. Revenue generated by our U.S. operations totaled $331,480 and revenue generated by our Canada operations totaled $23,904 during the quarter ended September 30, 2016. This compares to revenue generated by our U.S. operations of $366,606 and revenue generated by our Canada operations of $26,801 during the quarter ended September 30, 2015.

We closed our Canada office on February 29, 2016 and terminated the employment of two employees. We now service our Canada customers remotely and utilize one full time employee in Canada.

Table Of Contents	24

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HVAC Operations – HVAC Value Fund, LLC

The Company operates its HVAC operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. HVAC Value Fund closed on two acquisitions totaling $225,000 in June. During the quarter ended September 30, 2016, HVAC Value Fund closed on two acquisitions totaling $915,000. Subsequent to the quarter ended September 30, 2016, HVAC Value Fund closed on one additional acquisition totaling $315,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, all of our acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Our HVAC operations generated revenue of $906,910 during the quarter ended September 30, 2016. Cost of revenue totaled $649,881 and operating expenses totaled $219,537. Other comprehensive expense totaled $1,122. The other comprehensive expense is related to the interest portion of the notes payable incurred by the HVAC Value Fund. Comprehensive income for the quarter ended September 30, 2016 totaled $66,370. No comparable figures exist for 2015.

Financial Condition, Liquidity and Capital Resources

Cash and equivalents totaled $1,668,948 at quarter end September 30, 2016 compared to $946,665 at quarter end June 30, 2016 as a result of the sale of real estate properties and the issuance of stock during the quarter ended September 30, 2016. During this time period, net accounts receivable increased to $257,771 from $28,257 primarily due to the launch of operations in our HVAC subsidiary.

Accounts payable increased to $105,132 at quarter end September 30, 2016 compared to $80,083 at quarter end June 30, 2016. Accrued expenses increased to $144,125 from $36,639 during this time period. Deferred revenue decreased to $241,174 from $252,612 during this time period.

We currently believe that our existing balances of cash, cash equivalents, and cash generated from operations and from the sale of our real estate portfolio will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future. The Company does not have significant long-term debt. Our liquidity could be negatively affected if we were to make an acquisition, which may necessitate the need to raise capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to us.

The aging of accounts receivable as of September 30, 2016 and December 31, 2015 is as shown:

	September 30, 2016	December 31, 2015
Current	$235,111	$9,914
30 – 60 days	$17,107	$1,944
60 + days	$5,552	$1,178
Total	$257,770	$13,036

Table Of Contents	25

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

On June 13, 2016, we entered into an agreement with HVAC Value Fund, LLC, a wholly-owned subsidiary, in which we committed to contribute an additional $1 million of capital to the subsidiary if certain benchmarks are met. As of November 11, 2016, $500,000 of this additional capital commitment has been met and contributed to HVAC Value Fund. The earliest that this additional capital commitment would be contractually due for contribution is June 30, 2017. However, as previously reported in our Current Report on Form 8-K filed with the SEC on October 6, 2016, on September 8, 2016, the Board of Directors of the Company authorized the Company to accelerate its existing commitment to make additional capital contributions to HVAC Value Fund, and the Company expects to contribute to HVAC Value Fund the remainder of the amount of this additional capital commitment when and as HVAC Value Fund requires the same for its business, acquisition and/or investment activities.

As previously reported in our Current Report on Form 8-K filed with the SEC on September 19, 2016, on September 19, 2016, the Company announced that it had entered into a letter of intent agreement with Alluvial Capital Management, LLC (“Alluvial Capital”) to make a seed investment in a soon to be launched private investment partnership. Alluvial Capital will act as the general partner and the Company will invest in the private investment partnership as a limited partner.

The Company has agreed to make a seed investment totaling $10,000,000 in the private investment partnership to be provided over several tranches. The Company is obligated to provide $2.5 million at launch. This commitment will be funded through cash on hand and through the proceeds of one or more private placements. In conjunction with the investment, the Company is developing an asset management subsidiary.

We have no other meaningful long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities as of September 30, 2016.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of September 30, 2016.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Table Of Contents	26

Item 4.    Controls and Procedures (Continued)

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On April 12, 2016, Sitestar filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), the Company’s former CEO and director and currently an owner of record or beneficially of more than five percent of the Company’s Common Stock, alleging, among other things, that the Former CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related party transactions, including causing the Company to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former CEO, causing the Company to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO, causing the Company to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive and to make real estate tax payments thereon for the personal benefit of the Former CEO, converting to the Former CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former CEO, causing the Company to pay personal credit card debt of the Former CEO, causing the Company to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO, and causing the Company to pay the Former CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

Item 1A. Risk Factors

This item is not required by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in our Current Report on Form 8-K filed with the SEC on August 11, 2016, on August 10, 2016, the Company accepted and closed upon subscriptions from a private placement of shares of common stock of the Company (the “Private Placement”) in the amount of $3,854,719, and issued 80,306,649 shares of its common stock in connection therewith. Immediately following the Private Placement as of August 11, 2016, the Company had a total of 171,633,112 issued shares of common stock and 157,710,659 outstanding shares of common stock.

The issuance of shares of common stock of the Company pursuant to the Private Placement was a private placement to “accredited investors” (as that term is defined under Rule 501 of Regulation D), and was exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Table Of Contents	27

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity (unaudited) as of September 30, 2016 and December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; (vi) Notes to Unaudited Consolidated Financial Statements

Table Of Contents	28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: November 11, 2016
	By:	/s/ Steven L. Kiel
Steven L. Kiel
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Table Of Contents	29