Form 10-K
period 2016-12-31
SITESTAR CORP
filed 2017-03-24
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

 Yes     X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes     X No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

X Yes No

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

 Yes     X No

The aggregate value of the voting common equity held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,767,054 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of March 24, 2017 is 282,730,163.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

ITEM I.	BUSINESS

Overview

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

The Company operates through five reportable segments: Corporate, Internet Operations, HVAC Operations, Real Estate Operations, and Asset Management Operations. The Asset Management segment was created on October 10, 2016 and did not produce revenue in 2016. In accordance with the Company’s accounting policies, expenses from the Asset Management segment were applied to the Corporate segment. Expenses will be applied to the Asset Management segment once the segment produces revenue. The management of the Company is also currently reviewing opportunities in the private markets, including in other lines of business.

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

Table Of Contents	1

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Reports on Form 8-K filed with the SEC on June 14, 2016 and October 6, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profits interests. As of December 31, 2016, HVAC Value Fund had closed on five acquisitions for an aggregate purchase price of $1.46 million. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, these acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Real Estate Operations

Sitestar owns a real estate investment portfolio that includes 19 residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

Asset Management Operations

Sitestar created a wholly-owned asset management subsidiary on October 10, 2016 named Willow Oak Asset Management. As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment through Willow Oak Asset Management in Alluvial Fund, LP, an unrelated private partnership that was launched on January 1, 2017. The asset management segment did not produce revenue in 2016, however, all future earnings will be allocated to Willow Oak Asset Management. Any expenses incurred in 2016 were allocated to the corporate segment.

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

The residential broadband internet access market is dominated by cable and telecommunications companies. These companies offer internet connectivity through the use of cable modems, Digital Subscriber Line (DSL) programs, and fiber. These competitors have extensive scale and significantly more resources than Sitestar. Competitors often offer incentives for customers to purchase internet access by offering discounts for bundled service offerings (i.e., phone, television, Internet). While we are a reseller of broadband services including DSL and fiber services, our profit margin is heavily influenced by these competitive forces.

Table Of Contents	2

There are currently laws and regulations directly applicable to access or commerce on the internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. We may be positively or negatively affected by the repeal, modification, or adoption of various laws and regulations. These changes may occur at the international, federal, state, and local levels, and may cover a wide range of issues.

HVAC Operations

HVAC Value Fund, LLC is an Arizona based HVAC and plumbing company focused on repairs, replacements, and equipment maintenance. Our customer base consists of apartment communities, single family homes, condos, and property management companies, with a small portion of our work falling into the commercial category. We are focused on growing both organically and through acquisitions. Since inception of this subsidiary we have acquired small to mid-sized HVAC and plumbing companies where the owner needed an exit strategy and where we expected to retain the existing customer and employee base.

The Arizona and Southwest HVAC and plumbing services markets are highly fragmented, with the majority of companies run by technicians. HVAC Value Fund is both systems and customer-oriented with a goal of optimizing processes and maximizing margins.

Real Estate Operations

Sitestar owns a real estate investment portfolio that includes residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia.

The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale. We have examined each property on an individual basis to determine a strategy to maximize the net sale price. Where appropriate, we have and will reinvest resources into a property to increase its marketability and sale price. We have listed and sold properties both directly and through real estate agents. In 2016, we engaged a property manager to manage the rental properties that we own in Roanoke, Virginia.

State and municipal laws and regulations govern the real estate industry and do not vary significantly from one community to another. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances govern rental properties and also do not vary significantly throughout our real estate holding areas.

Employees

As of March 24, 2017, we employed five full-time individuals through the corporate, internet, real estate and asset management segments, 30 full-time employees through the HVAC segment, and one part-time employee through the HVAC segment. We also utilize outside contractors as necessary to assist with financial reporting, technical support, and customer service. Our employees are not unionized and we consider relations with employees to be favorable.

Available Information

Sitestar files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company also makes available free of charge on or through the Company’s internet website, http://www.sitestarcorp.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Table Of Contents	3

ITEM 1A.	RISK FACTORS

This Item 1A “Risk Factors” is not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company operates its Corporate and Internet Operations remotely. The principle office of our HVAC Operations is a mix of office and industrial warehouse space leased by HVAC Value Fund, LLC. The approximately 3,750 square feet of leased space is located in Peoria, Arizona.

As of December 31, 2016, the Company owns various real estate properties including 19 residential properties, one commercial property, and interests in several lots. Subsequent to December 31, 2016, two residential properties have been sold. The Company owns a 12,000 square foot office building located at 29 West Main Street, Martinsville, Virginia. This property was acquired in 1998 by Neocom Microspecialists, Inc., a company we later acquired. This facility was closed in 2010. It is currently vacant and being marketed for sale.

ITEM 3.	LEGAL PROCEEDINGS

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

Sitestar’s Common Stock is listed on the OTC QB Markets (“OTCQB”) under the symbol “SYTE”.

The following tables set forth the high and low closing bid quotations reported on the OTCQB for each calendar quarter for 2015 and 2016. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Table Of Contents	4

2015	High Bid	Low Bid
First Quarter	$0.05	$0.04
Second Quarter	$0.06	$0.04
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.06	$0.03

2016
First Quarter	$0.06	$0.05
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.07
Fourth Quarter	$0.08	$0.08

Record Holders

As of March 24, 2017, we had approximately 141 shareholders of record. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

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

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items from management’s view. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2016 and December 31, 2015 included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Summary of Financial Performance

Common stockholders’ equity increased from $3,751,045 at December 31, 2015 to $9,160,029 at December 31, 2016. The change was mostly attributable to $5,480,694 of additional common stock issued. This change was also driven by $821,863 of comprehensive income in the internet segment, $78,843 in comprehensive loss in the HVAC segment, $96,311 in comprehensive loss from the real estate segment, and $718,419 of other comprehensive loss in the corporate segment. The other income attributable to the corporate segment was primarily the result of realized and unrealized capital gains from investments in marketable securities. Corporate expenses for the year totaled $804,712.

Table Of Contents	5

Financial Condition, Liquidity, and Capital Resources

Sitestar carries out its business strategy in four operating segments: Internet Operations, HVAC Operations, Real Estate Operations, and Asset Management Operations. Our primary focus is on generating cash flow from operations. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these four segments or the Company’s historical operations. An example of this is the introduction and growth of our HVAC Segment, which occurred during the year ended December 31, 2016. Prior our management change in December 2015, the Company was solely focused on the internet and real estate segments.

Sitestar currently believes that its existing balances of cash, cash equivalents, and cash generated from operations and from the sale of its real estate portfolio will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Our liquidity could be negatively affected if we were to make an additional acquisition, which may necessitate the need to raise capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to us.

The aging of accounts receivable as of December 31, 2016 and December 31, 2015 is as shown:

	December 31, 2016	December 31, 2015
Current	$155,224	$11,306
30 – 60 days	$14,016	$1,944
60 + days	$43,511	$1,178
Total	$212,751	$14,428

We have no material capital expenditure requirements.

HVAC Value Fund, LLC typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. Four of the five HVAC acquisitions that occurred during the year ended December 31, 2016 resulted in notes payable to the sellers. At December 31, 2016, these notes payable consisted of the following:

2016
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	$250,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	15,000
Less current portion	(240,000)
Long-term portion	$25,000

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2016 or at any time from January 1, 2015 through December 31, 2016.

Contractual Obligations

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, on September 19, 2016, the Company announced that it had entered into a letter of intent agreement with Alluvial Capital Management, LLC (“Alluvial Capital”) to make a seed investment through Willow Oak Asset Management in the Alluvial Fund, LP, a private investment partnership that was launched by Alluvial Capital on January 1, 2017 (“Alluvial Fund”). Alluvial Capital will act as the general partner and the Company, through Willow Oak Asset Management, will invest in Alluvial Fund as a limited partner.

Table Of Contents	6

The Company has agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017 and October 1, 2017. As of December 27, 2016 the Company satisfied its obligation to provide $2.5 million in preparation for the January 1, 2017 launch of Alluvial Fund. The remaining commitment will be funded through cash on hand and through the proceeds of a subsequently completed private placement.

We have no other meaningful long-term debt obligations, capital lease obligations, purchase obligations or other long-term liabilities as of December 31, 2016. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through July 31, 2019.

Results of Operations

Corporate

In the year ended December 31, 2016 the corporate segment produced $50,004 of other income related primarily to realized gains on the sales of marketable securities. Expenses totaled $804,712. This compares to corporate expenses of $428,244 incurred during the year ended December 31, 2015. Expenses were higher during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to increased accounting expenses, increased legal expenses, and increased consulting expenses. This was offset by decreased dues and subscription expense, decreased insurance expense, and decreased rent expense. We paid no rent towards the corporate office during the year ended December 31, 2016. This office was vacated January 15, 2016.

Internet Operations

As of December 31, 2016, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2016. Additionally, competitive pressures have negatively affected our ongoing revenue. Accordingly, revenue is slowly declining, though at a slower pace than previous years, as noted below.

Revenue attributed to the internet segment during the year ended December 31, 2016 totaled $1,415,289. While this was a decrease of $187,234 when compared to revenue generated in this segment during the year ended December 31, 2015 totaling $1,602,523, the internet segment also had other income during the year ended December 31, 2016 of $99,149 attributable primarily to the sale of a block of IP addresses. The year-over-year decline from the years ended December 31, 2015 and 2016 was 11.7%. This was an improvement from the year-over-year decline of 17% reported at the year ended December 31, 2015 compared to the year ended December 31, 2014. The year over year revenue decline is the result of fewer customer renewals and the absence of new customers.

The cost of revenue during the year ended December 31, 2016 totaled $369,514. This was a decrease of $170,420 when compared to the cost of revenue in this segment during the year ended December 31, 2015 totaling $539,934. This decrease was the result of decreased revenues and our work to restructure vender contracts and reduce fixed costs.

The tables below provide a summary of income statement figures over time. These figures are specific to the internet segment and are presented for the annual and quarterly periods designated below.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues	$1,415,289	$1,602,523
Cost of revenue	369,514	539,934
Operating expenses	322,700	284,437
Other income (expense)	99,149	(958,232)
Other comprehensive income (loss)	(361)	4,183
Comprehensive income (loss)	$821,863	$(175,897)

Table Of Contents	7

Quarter Ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$347,005	$355,384	$356,815	$356,085
Cost of revenue	79,471	70,290	93,681	126,072
Operating expenses	66,375	92,002	66,726	97,597
Other income	6,382	92,767	-	-
Other comprehensive income (loss)	(258)	(12)	(3,735)	3,644
Comprehensive income	$207,283	$285,847	$192,673	$136,060

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

Effective January 1, 2016, we have improved our internal reporting in the internet segment. As of December 31, 2016, we have a total of 9,423 customer accounts across the U.S. and Canada. No comparison figures from the year ended December 31, 2015 exist. As of December 31, 2016, our mix of customers consisted of approximately 88% internet access and 12% web hosting and storage.

Approximately 90% of our customer accounts are U.S. based, while 10% are Canadian based. Revenue generated by our U.S. customers totaled $1,312,444 and revenue generated by our Canadian customers totaled $102,845 during the year ended December 31, 2016. This compares to revenue generated by our U.S. customers of $1,488,836 and revenue generated by our Canadian customers of $113,687 during the year ended December 31, 2015.

We closed our Canada office on February 29, 2016 and terminated the employment of two employees. We now service our Canadian customers remotely and utilize one full-time employee in Canada.

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. HVAC Value Fund closed on five acquisitions totaling $1,455,000 during the year ended December 31, 2016. Subsequent to the year ended December 31, 2016, HVAC Value Fund closed on one additional acquisition totaling $650,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, all of our acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Our HVAC operations generated revenue of $1,477,961 during the year ended December 31, 2016. Cost of revenue totaled $987,221 and operating expenses totaled $567,715. Other expenses totaled $1,868. The other expenses are related to the interest portion of the notes payable incurred by HVAC Value Fund in connection with our acquisitions. The comprehensive loss for the year ended December 31, 2016 totaled $78,843. No comparable figures exist for 2015.

Table Of Contents	8

Real Estate Operations

As of December 31, 2016, we owned 19 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. From December 14, 2015 through the end of 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2016, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor.

During the year ended December 31, 2016, we continued to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents continue to be engaged to market the remaining properties listed for resale.

We own several rental properties managed by a third-party property management company. As of December 31, 2016, we had eight properties available for rent and seven rental properties were occupied. The leases in effect as of the year ended December 31, 2016 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties. Seven properties were current with regard to tenant payments as of December 31, 2016. This compares to the year ended December 31, 2015 when we had 20 properties available for rent with 17 of the properties occupied and nine properties current with regard to tenant payments.

During the year ended December 31, 2016, we sold 23 residential properties for gross proceeds of $1,970,009. Net proceeds totaled $1,799,677. This compares to their carrying value of $1,752,622. During the year ended December 31, 2016, the Company generated rental revenue of $111,987, net of bad debt expense. The cost of rental revenue totaled $39,014. This compared to rental revenue of $132,680, net of bad debt expense and cost of rental revenue of $346,998 during the year ended December 31, 2015. The increase in rental revenue relative to cost of rental revenue was the result of improved rent collections due to the management by our third-party property manager.

Depreciation expense totaled $28,544 for the year ended December 31, 2016. Total accumulated depreciation as of December 31, 2016 totaled $77,955.

During the year ended December 31, 2016, a valuation adjustment of $152,411 was made by management on real estate properties held for sale in order to properly reflect market value for those properties held at the end of the year.

Asset Management Operations

The Company operates its asset management business through a wholly-owned subsidiary, Willow Oak Asset Management, LLC. This subsidiary was formed on October 10, 2016. As of December 31, 2016 this subsidiary did not have material operations. Effective January 1, 2017, Willow Oak Asset Management made its first $2.5 million investment in Alluvial Fund, as described above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

The information required by this Item may be found immediately after the signatures to this report and is incorporated herein by reference.

Table Of Contents	9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Except as has been previously reported in those certain Current Reports under Section 13 or 15(d) of The Securities Exchange Act of 1934 filed by the Company with the Securities and Exchange Commission on February 18, 2016 and March 7, 2016, respectively, no disclosure for this Item 9 is required herein.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Management’s Report on Internal Control over Financial Reporting

The management of Sitestar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluations, we identified the following material weakness in our internal control over financial reporting as of December 31, 2016:

We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, audit areas such as accounts receivable, accounts payable, and payroll had deficiencies related to segregation of duties. While we have made strides to improve the control structure and add approval layers, incompatible functions among staff were not mitigated in a manner that would prevent a material misstatement from occurring as of December 31, 2016.

Table Of Contents	10

Changes in Our Internal Controls

During the year ended December 31, 2016, the Company hired a Certified Public Accountant as a Controller to assist with all accounting and reporting functions. The addition of the Controller adds a second layer of review and oversight over all financial reporting functions.

During the year ended December 31, 2016, the Company implemented multiple policies regarding controls pertaining to the information technology environment. These policies include: Acceptable Use, Backup and Recovery, Cloud Computing, Password, System Access, Version Control System, and Vulnerability Assessment.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive officers of the Company and the period such persons held their respective positions with the Company.

Name	Age	Principal Occupation/ Position Held with Company	Officer or Director Since
Jeffrey I. Moore	31	Chairman of the Board	2013
Steven L. Kiel	38	Chief Executive Officer; Chief Financial Officer; Director	2015
Jeremy K. Gold	24	Director	2015
Christopher T. Payne	45	Director	2016
Keith D. Smith	52	Director	2016
Rodney E. Lake	40	Chief Operating Officer and Corporate Secretary	2016

Jeffrey I. Moore was appointed as the Chairman of the Board on February 17, 2016. He has served as a Director since 2013. Mr. Moore is a founder and Presiding Partner of M & M Investments, a value based investment partnership investing in common stocks. He is also owner and operator of Mt Melrose LLC, a company investing in real estate in Central Kentucky. Mr. Moore has earned a Bachelor of Arts in General Studies from Eastern Kentucky University.

Steven L. Kiel was appointed as President and Chief Executive Officer of the Company on December 14, 2015. He has served as a Director since 2015. Mr. Kiel is the President of Arquitos Capital Management and portfolio manager of Arquitos Capital Partners. Mr. Kiel is also a co-portfolio manager to Santa Monica Partners, a New York-based investment partnership. Mr. Kiel is a judge advocate in the Army Reserves, a veteran of Operation Iraqi Freedom, and currently holds the rank of Major. Previously, Mr. Kiel was an attorney in private practice. Mr. Kiel is a graduate of George Mason School of Law and Illinois State University and is a member of the bar in Illinois (inactive) and Washington, DC.

Jeremy K. Gold has been a Director since 2015. Mr. Gold has served as the Chairman of Sitestar's Audit Committee since 2015. Mr. Gold is a Research Analyst at Oberndorf Enterprises LLC. He has previously worked at Alesia Asset Management, CloudPlus Inc, Western Asset Management and Camden Asset Management. Mr. Gold holds a Bachelor of Arts in Physics from Williams College.

Christopher T. Payne has been a Director since 2016. Mr. Payne is a financial professional with more than 15 years of consulting, corporate finance and Big Four experience. In his current role, Mr. Payne manages and performs valuations involving various classes of equity and debt securities. He advises clients in both private and public companies and provides valuation and corporate advisory services for various purposes including mergers and acquisitions, fairness opinions, buy-sell agreements, IRS and SEC compliance matters, and corporate planning and reorganizations. Mr. Payne is a graduate from the George Mason University’s School of Business (MBA) and holds a Bachelor’s degree from the University of North Carolina at Charlotte.

Table Of Contents	11

Keith D. Smith has been a Director since 2016. Mr. Smith has served as the Chairman of Sitestar's Governance, Compensation and Nomination Committee since 2016. Mr. Smith is a Managing Director at a private business valuation / consulting firm in Rochester, New York. He is a valuation professional with more than 20 years of consulting, corporate finance and Big Four experience. Mr. Smith originates, manages and performs valuations involving equity, debt, derivatives, liabilities, intangible assets, intellectual property and NOLs of publicly and privately held businesses for acquisitions, divestitures, estate & gift tax reporting, liquidation, financial reporting, and general corporate planning. Previously, Mr. Smith worked in the valuation practice of a Big Four accounting firm and was an Air Force officer involved in the acquisition of space systems for the federal government. Mr. Smith holds an MBA from University of California – Los Angeles and a Bachelor of Science in Electrical Engineering from Union College.

Rodney E. Lake was appointed as Chief Operating Officer and Corporate Secretary of the Company on November 8, 2016. Mr. Lake is the Chief Investment Officer of The Benval Group LLC. The Benval Group provides consulting services to growing companies. Mr. Lake is a Visiting Instructor of Finance and the Manager for GW PARI – (Program on Applied Research & Investing) at The George Washington University (GW) School of Business. Prior to forming Benval, Mr. Lake worked as a Senior Investment Officer in The George Washington University Investment Office – this office was responsible for managing the University’s $1.5 billion endowment fund. Prior to the GW Investment Office, Mr. Lake was a Senior Financial Analyst in the Executive Vice President and Treasurer’s Office at GW. Before joining GW, Mr. Lake was a Financial Analyst in portfolio management at a mortgage banking subsidiary of California Federal Bank (now part of Citi). Mr. Lake graduated cum laude, from West Virginia Wesleyan College with a B.S. degree in business. He received his MBA from The George Washington University.

Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

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

To the Company’s knowledge, based solely on its review of the copies of such reports received by the Company, such persons as described in the paragraph above timely filed all reports required by Section 16(a) during the fiscal year ended December 31, 2016.

Code of Ethics

The Company has adopted a Code of Ethics. It is available on the Company’s website www.sitestar.com under the Corporate Governance tab.

Corporate Governance

Board of Directors: During the fiscal year ended December 31, 2016, the Board of Directors held six meetings. During the period served, no Director attended fewer than 75% of the total number of meetings of the Board held during the year with the exception of Daniel A. Judd. All Directors are independent with the exception of Steven L. Kiel. During the fiscal year ended December 31, 2015, Mr. Judd was not considered to be an independent Director. As of his termination as Chief Financial Officer on March 3, 2016, he no longer held employment with the Company and was considered to be an independent Director until September 19, 2016, when he was neither nominated nor, hence, elected as a Director of Sitestar Corporation during this year’s nomination and election cycle.

The Company held a Shareholder Annual Meeting on September 19, 2016 in Charlotte, North Carolina. At that time all votes cast at the Annual Meeting, in person and by proxy, were counted for the reelection/election of directors.

Audit Committee: The Company approved the creation of an Audit Committee on December 14, 2015. The Audit Committee Charter was approved by the Board of Directors on January 5, 2016. A copy of the Audit Committee Charter is available on the Company’s website www.sitestar.com under the Corporate Governance tab. The Audit Committee assists the Board of Directors in fulfilling its responsibility to the shareholders, potential shareholders, and investment community relating to corporate accounting, reporting practices of the Company and the quality and integrity of the Company’s financial reporting. To fulfill its purposes, the Committee’s duties include the following:

Table Of Contents	12

●	Appoint, evaluate, compensate, oversee the work of and, if appropriate, terminate, the independent auditor, who shall report directly to the Committee.
●	Approve in advance all audit engagement fees and terms of engagement as well as all audit and non-audit services to be provided by the independent auditor.
●	Engage independent counsel and other advisors, as it deems necessary to carry out its duties.

In performing these functions, the Audit Committee meets periodically with the independent auditors and management to review their work and confirm that they are properly discharging their respective responsibilities. During the fiscal year ended December 31, 2016, the Audit Committee held four meetings.

The Audit Committee currently consists of Jeremy K. Gold (Chairman of the Audit Committee), Jeffrey I. Moore, and Christopher T. Payne. Each member is considered to be independent, as defined by the SEC. Mr. Payne is considered to be an audit committee financial expert.

Governance, Compensation, and Nomination Committee: The Company approved the appointment of the Governance, Compensation, and Nomination Committee on September 19, 2016. The Governance, Compensation, and Nomination Committee Charter was approved by the Board of Directors on September 19, 2016. A copy of the Governance, Compensation, and Nomination Committee Charter is available on the Company’s website www.sitestar.com under the Corporate Governance tab. The Governance, Compensation, and Nomination Committee assists the Board of Directors in fulfilling its responsibility to the shareholders, potential shareholders, and investment community relating to corporate governance, compensation and nomination oversight and Director effectiveness and performance. To fulfill its purposes, the Committee’s duties include the following:

●	Recommending to the Board corporate governance guidelines applicable to the Company.
●	Identifying, reviewing, evaluating, and recommending individuals qualified to become members of the Board and its committees.
●	Evaluating and recommending to the Board the compensation of the Board and its committees.
●	Reviewing the effectiveness and performance of the Board and its members.
●	Assessing and reviewing risks associated with the Company and if necessary recommending mitigation actions to the Board.
●	Setting the compensation of the Chief Executive Officer and performing other compensation and oversight.

The Governance, Compensation, and Nomination Committee currently consists of Keith D. Smith (Chairman of the Governance, Compensation, and Nomination Committee), Jeffrey I. Moore, and Christopher T. Payne. Each member is considered to be independent, as defined by the SEC.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Table Of Contents	13

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the two fiscal years ended December 31st.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Steven L. Kiel, Chief Executive Officer, Chief Financial Officer(1)	2016 2015	82,308				82,308
Rodney Lake, Chief Operating Officer, Corporate Secretary(2)	2016 2015	10,000				10,000
Daniel A. Judd, Chief Financial Officer (3)	2016 2015	9,084 48,200				9,084 48,200
Frank R. Erhartic, Jr., Chief Executive Officer (4)	2016 2015	48,269				48,269

(1) Appointed Chief Executive Officer on December 14, 2015 and Chief Financial Officer on March 3, 2016. As previously reported in our Current Report on Form 8-K filed with the SEC on January 26, 2017, on January 20, 2017 the Company entered into an employment agreement with Steven L. Kiel.  Pursuant to the terms of the employment agreement, Mr. Kiel will be entitled to a base salary at the annualized rate of $100,000 ($8,333.33 monthly) and will be eligible to receive an annual performance bonus, in cash, upon meeting certain requirements and to participate in employee benefit plans as the Company may maintain from time to time. The annual performance bonus that Mr. Kiel will be eligible to receive is based on the percentage growth in the Company’s book value per share during each calendar year, subject to a 5% hurdle.

(2) Appointed Chief Operating Officer and Corporate Secretary on November 1, 2016. Mr. Lake is compensated through a consulting agreement with The Benval Group.

(3) Terminated as Chief Financial Officer on March 3, 2016

(4) Terminated as Chief Executive Officer on December 14, 2015

The following table sets forth the compensation paid to our Directors for the fiscal year ended December 31, 2016.

Summary Director Compensation Table

Directors receive $1,000 for each board and committee meeting attended up to $10,000 annually.

Name and Title	Year	Total Compensation ($)
Jeffrey I. Moore, Chairman of the Board	2016	10,000
Jeremy K. Gold, Chairman of the Audit Committee(1)	2016	10,000
Christopher T. Payne, Director	2016	6,000
Keith D. Smith, Chairman of the Governance, Compensation and Nomination Committee	2016	2,000
Roger D. Malouf, Director(2)	2016	2,000

(1) Mr. Gold was personally compensated in the amount of $5,000 for meeting attendance and Alesia Value Fund LLC was compensated in the amount of $5,000 for Mr. Gold’s meeting attendance.

(2) Mr. Malouf resigned as a director effective February 22, 2017.

Table Of Contents	14

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jeffrey I. Moore	10,000						10,000
Jeremy K. Gold	10,000						10,000
Christopher T. Payne	6,000						6,000
Keith D. Smith	2,000						2,000
Roger D. Malouf	2,000						2,000

There were no Equity Incentive Plans, Non-Equity Incentive Plans, or Stock Awards for the years ended December 31, 2016 and 2015.

There were no outstanding equity awards as of December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of March 24, 2017 information regarding the beneficial ownership of the Company’s voting securities (i) by each person or group known by the Company to be the owner of record or beneficially of more than five percent of the Company’s voting securities; (ii) by each of the Company’s Directors and executive officers; and (iii) by all Directors and executive officers of the Company as a group. Except as indicated in the following notes, the owners have sole voting and investment power with respect to the shares. Unless otherwise noted, each owner’s mailing address is c/o Sitestar Corporation, 4026 Wards Rd. Suite G1 #271, Lynchburg, VA 24502.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)

Jeffrey I. Moore (2)	9,923,373	3.51%
Steven L. Kiel (3)	127,080,260	44.95%
Jeremy K. Gold	1,677,251	*
Christopher T. Payne	2,278,000	*
Keith D. Smith	9,000,000	3.18%
Rodney Lake	-	-
Frank R. Erhartic, Jr. (4) 7109 Timberlake Road Lynchburg, VA 24502	24,883,980	8.80%
All directors and officers As a group (6 persons)	149,958,884	53.04%

*Less than 1%

(1) Percent of class is based on 282,730,163 shares of Common Stock outstanding as of March 24, 2017.

(2) Includes 4,110,849 shares owned directly by Mr. Moore, 758,489 shares beneficially owned by Julia H. Moore, 648,675 shares beneficially owned by Jay B. Moore beneficially, 218,000 shares beneficially owned by William T. May, and 4,187,360 shares beneficially owned by M & M Investments. The 9,923,373 shares may be deemed to be owned, beneficially and collectively, by Jeffrey I. Moore, as a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

Table Of Contents	15

(3) Includes 85,413,593 shares owned by Arquitos Capital Partners, LP. Arquitos Capital Management LLC acts as the General Partner to Arquitos Capital Partners, LP. Steven L. Kiel is the Managing Member of Arquitos Capital Management LLC and is deemed to have beneficial ownership over the Common Stock owned. Also includes 41,666,667 shares owned by Santa Monica Partners, L.P. SMP Asset Management, LLC is the general partner of Santa Monica Partners, L.P. and Steven L. Kiel is an advisor of SMP Asset Management, LLC and is deemed to have beneficial ownership over the Issuer's Common Stock owned by Santa Monica Partners, L.P.

(4) Based on the information contained in a Schedule 13D filed February 13, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to January 15, 2016, the Company leased its former corporate headquarters located at 7109 Timberlake Road, Lynchburg, Virginia from Frank Erhartic, Jr., a stockholder of the Company and the Company’s former CEO. The terms of the lease directed the Company to pay Mr. Erhartic $48,000 per year. The Company now believes that Mr. Erhartic was not the legal owner of the property. This related party matter is described in more detail in Note 13 to the Company’s Consolidated Financial Statements included in this filing.

The Company abandoned the corporate headquarters listed above on January 15, 2016. On April 12, 2016, the Company filed a complaint against Mr. Erhartic alleging, among other things, that at his direction the Company made improper payments involving the property listed above. This litigation matter is described in more detail in Note 10 to the Company’s Consolidated Financial Statements included in this filing.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2016 and 2015:

	2016	2015
Audit fees (1)	$167,125	$54,712
Audit related fees (2)	-	-
Tax fees (3)	3,222	-
All other fees	-	-

Total	$170,347	$54,712

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

Management notes that all audit fees paid during the year ended December 31, 2016 were paid to Cherry Bekaert, LLP and were related to audit services for the years ended December 31, 2016, December 31, 2015, and December 31, 2014. All audit fees paid during the year ended December 31, 2015 were paid to Ciro E. Adams, CPA, LLC. All tax fees paid during the year ended December 31, 2016 were paid to Davidson, Doyle, & Hilton, LLP.

Table Of Contents	16

The Company formed an Audit Committee on December 14, 2015. The Audit Committee Charter was subsequently approved by the Board of Directors and implemented on January 5, 2016.

The engagement of Cherry Bekaert, LLP for the 2016 and 2015 fiscal years and the scope of audit-related services, including the audits and reviews described above, were all pre-approved by the Audit Committee.

The policy of the Audit Committee is to pre-approve the engagement of the Company’s independent auditors and the furnishings of all audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements – Contained in Item 8:

(b)	Exhibits – The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit	Description
3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992) (a)
3.1(ii)	Amended Articles of Incorporation (July 29, 1998) (a)
3.1(iii)	Amended Articles of Incorporation (October 26, 1998) (a)
3.1(iv)	Amended Articles of Incorporation (July 14, 1999) (a)
3.1(v)	Amended Articles of Incorporation (July 28, 1999) (a)
3.2(i)	By-laws of the Registrant (December 17, 1992) (a)
3.2(ii)	Amended By-laws of the Registrant (January 28, 2015) (b)
10.1	Limited Liability Company Agreement of HVAC Value Fund, LLC dated effective as of June 13, 2016 between the Registrant and other Members (as therein defined) (c) *
10.2	Limited Partnership Agreement of Alluvial Fund, LP dated as of January 1, 2017 and entered into by Willow Oak Asset Management, LLC on December 27, 2016 (d)
10.3	Side Letter Agreement dated December 28, 2016 by and between Willow Oak Asset Management, LLC and Alluvial Capital Management, LLC (for itself and on behalf of Alluvial Fund, LP) (e) *
10.4	Form of Sitestar Corporation Private Placement Subscription Agreement (f)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) **
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) **
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101	Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations For the Years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows For the Years ended December 31, 2016 and 2015 (iv) Consolidated Statements of Stockholders’ Equity For the Years ended December 31, 2016 and 2015; (v) Notes to Consolidated Financial Statements

Table Of Contents	17

(a) Filed as an exhibit to the Registrant's Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999 and incorporated herein by reference.

(b) Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2015 and incorporated herein by reference.

(c) Filed as Exhibit 10.1 to Registrant’s Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on July 18, 2016, and incorporated herein by reference.

(d) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016, and incorporated herein by reference.

(e) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016, and incorporated herein by reference.

(f) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2016, and incorporated herein by reference.

* Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** Filed herewith

List of Subsidiaries

Sitestar.net, Inc.

HVAC Value Fund, LLC

Willow Oak Asset Management, LLC

ITEM 16. FORM 10-K SUMMARY

None.

Table Of Contents	18

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITESTAR CORPORATION

(REGISTRANT)

Date: March 24, 2017	By: /s/ Jeffrey I. Moore
Jeffrey I. Moore
Chairman of the Board

Date: March 24, 2017	By: /s/ Steven L. Kiel
Steven L. Kiel
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2017	By: /s/ Jeffrey I. Moore
Jeffrey I. Moore
Chairman of the Board

Date: March 24, 2017	By: /s/ Steven L. Kiel
Steven L. Kiel
Chief Executive Officer
(Principal Executive Officer),
Chief Financial Officer
(Principal Financial and Accounting Officer),
and Director

Date: March 24, 2017	By: /s/ Jeremy K. Gold
Jeremy K. Gold
Director

Date: March 24, 2017	By: /s/ Christopher T. Payne
Christopher T. Payne
Director

Date: March 24, 2017	By: /s/ Keith D. Smith
Keith D. Smith
Director

Table Of Contents	19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sitestar Corporation

We have audited the accompanying consolidated balance sheets of Sitestar Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the years in the two year period ended December 31, 2016. Sitestar Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sitestar Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Roanoke, VA

March 24, 2017

Table Of Contents	20

SITESTAR CORPORATION

And Subsidiaries

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,607,370	$184,731
Accounts receivable, net	212,751	14,428
Investments, at fair value	599,500	-
Other current assets	2,554,861	1,081
Total current assets	5,974,482	200,240

Real estate – held for resale	1,399,280	2,671,311
Real estate – held for investment, net	506,011	911,162
Property and equipment, net	143,464	-
Goodwill	1,553,745	212,445
Other intangible assets	264,250	200,055
Total assets	$9,841,232	$4,195,213

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	21

SITESTAR CORPORATION

And Subsidiaries

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Deferred revenue	$214,898	$246,262
Notes payable, current	240,000	90,000
Accounts payable	77,918	58,094
Accrued bonus	51,855	-
Other accrued expenses	71,532	49,812
Total current liabilities	656,203	444,168

Notes payable	25,000	-
Total liabilities	681,203	444,168

Stockholders’ equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 204,152,616 and 91,326,463 shares issued; 190,230,163 and 77,404,010 shares outstanding.	204,152	91,327
Additional paid-in capital	19,096,858	13,728,989
Treasury stock, at cost, 13,922,453 common shares	(637,561)	(637,561)
Accumulated other comprehensive income	39,343	3,415
Accumulated deficit	(9,542,763)	(9,435,125)
Total stockholders’ equity attributable to Sitestar Corporation stockholders	9,160,029	3,751,045
Noncontrolling interest in consolidated subsidiaries	-	-
Total stockholders’ equity	9,160,029	3,751,045
Total liabilities and stockholders’ equity	$9,841,232	$4,195,213

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	22

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Revenues:
Internet operations	$1,415,289	$1,602,523
HVAC operations	1,477,961	-
Real estate operations	2,081,996	132,680
Total revenue	4,975,246	1,735,203
Cost of Revenues:
Internet operations	369,514	539,934
HVAC operations	987,221	-
Real estate operations	2,165,020	346,998
Total cost of revenues	3,521,755	886,932
Gross Profit (Loss):
Internet operations	1,045,775	1,062,588
HVAC operations	490,740	-
Real estate operations	(83,024)	(214,317)
Total gross profit	1,453,491	848,271

Selling, general and administrative expenses	1,708,414	760,760
Income (loss) from operations	(254,923)	87,511

Other income (expense), net	147,285	(52,784)
Goodwill impairment	-	(954,049)
Loss before income taxes	(107,638)	(919,321)

Income tax benefit	-	-
Net loss	(107,638)	(919,321)
Less: net loss attributable to noncontrolling interest	-	-
Net loss attributable to Sitestar Corporation Stockholders	$(107,638)	$(919,321)
Earnings per share, basic and diluted	$0.00	$(0.01)
Weighted average number of shares, basic and diluted	113,886,879	77,404,010

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	23

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015
Net loss	$(107,638)	$(919,321)
Other comprehensive income:
Foreign exchange translation	(361)	4,183
Unrealized gains (losses) related to available-for-sale securities	36,289	-
Other comprehensive income (loss), net	35,928	(915,138)
Comprehensive loss attributable to noncontrolling interest	-	-
Comprehensive loss attributable to Sitestar Corporation Stockholders	$(71,710)	$(915,138)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Sitestar Corporation stockholders’ equity
	Common stock	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income	Accumulated deficit	Non-controlling Interest	Total
Balance December 31, 2014 (restated)	77,404,010	$91,327	$13,728,989	$(637,561)	$(768)	$(8,515,804)	$-	$4,666,183
Net loss	-	-	-	-	-	(919,321)	-	(919,321)
Gain on foreign currency translation adjustments	-	-	-	-	4,183	-	-	4,183
Balance December 31, 2015	77,404,010	$91,327	$13,728,989	$(637,561)	$3,415	$(9,435,125)	$-	$3,751,045
Net loss	-	-	-	-	-	(107,638)	-	(107,638)
Contributed capital	112,826,153	112,825	5,367,869	-	-	-	-	5,480,694
Loss on foreign currency translation adjustments	-	-	-	-	(361)	-	-	(361)
Unrealized gain on investments	-	-	-	-	36,289	-	-	36,289
Balance December 31, 2016	190,230,163	$204,152	$19,096,858	$(637,561)	$39,343	$(9,542,763)	$-	$9,160,029

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	24

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(107,638)	$(919,321)
Adjustments to reconcile net loss to operating cash flows:
Amortization	55	-
Depreciation	38,715	50,179
Gain on sale of real estate	(47,055)	-
Gain on sale of securities	(47,610)
Bad debt	2,537	27,163
Real estate valuation adjustment	152,411	228,352
Goodwill impairment	-	954,049
Changes in operating assets and liabilities:
Accounts receivable, net	(201,221)	(19,780)
Other current assets	(28,780)	6,940
Deferred revenue, net	(31,364)	(22,995)
Accounts payable	19,824	36,450
Accrued expenses	73,575	(29,847)
Net cash flows from operating activities	(176,551)	311,190
Cash flows from investing activities:
Proceeds from sale of real estate held for resale	1,488,324	-
Purchases of real estate held for resale	(5,467)	(106,096)
Improvements to real estate held for resale	(232,591)	(295,655)
Proceeds from sale of real estate held for investment	311,353	-
Purchases of real estate held for investment	-	(41,588)
Improvements to real estate held for investment	(18,337)	(22,814)
Purchase of marketable securities, net of sales	(515,601)	-
Purchase of domain names	(64,250)	-
Purchase of property and equipment	(39,935)
Investment in subsidiaries	(3,715,000)	-
Net cash flows from investing activities	(2,791,504)	(466,153)
Cash flows from financing activities:
Principal payments on note payable	(90,000)	-
Proceeds from issuing common stock	5,480,694	-
Net cash flows from financing activities	5,390,694	-

Net increase (decrease) in cash	2,422,639	(154,963)
Cash and cash equivalents at beginning of the period	184,731	339,694
Cash and cash equivalents at end of the period	$2,607,370	$184,731

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	25

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2016 and 2015

SITESTAR CORPORATION

	Year Ended December 31,
	2016	2015
Non-cash supplemental information:
Transfer of real estate held for investment to held for resale	$152,003	$316,680
Transfer of property and equipment to real estate held for resale	$-	$100,000
Unrealized gain on marketable securities reported as other comprehensive income	$36,289	$-
HVAC acquisitions through notes payable	$265,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	26

SITESTAR CORPORATION

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company operates through five reportable segments: Corporate, Internet Operations, HVAC Operations, Real Estate Operations, and Asset Management Operations. The management of the Company is also currently reviewing investment opportunities in the private markets, including in other lines of business.

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

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profits interests. Per the signed operating agreement, the Company has first claim to a portion of net income, with the remainder being allocated between the Company and JNJ Investments. JNJ Investments shall also be subject to a Loss Carryforward limitation in the event of a net loss.

As of December 31, 2016, HVAC Value Fund had closed on five acquisitions for an aggregate purchase price of $1.46 million, As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, these five acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Real Estate Operations

Sitestar owns a real estate investment portfolio that includes 19 residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

Table Of Contents	27

Asset Management Operations

Sitestar created a wholly-owned asset management subsidiary on October 10, 2016 named Willow Oak Asset Management. As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak Asset Management in Alluvial Fund, LP, an unrelated private partnership that was launched on January 1, 2017. The asset management segment did not produce revenue in 2016. Any expenses incurred in 2016 were allocated to the corporate segment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Sitestar.net, Inc., HVAC Value Fund, LLC, and Willow Oak Asset Management, LLC. All intercompany accounts and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In accordance with Accounting Principles Generally Accepted in the United State of America (GAAP), the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to fair value of investments, revenue recognition, accrued expenses, financing operations, goodwill valuation, other assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. These accounting policies are described at relevant sections in the notes to the consolidated financial statements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid instruments purchased with a maturity of three months or less.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. As of December 31, 2016, some of the Company’s cash balances exceeded the FDIC and CDIC limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Table Of Contents	28

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

Table Of Contents	29

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

The Company completed an analysis of its goodwill as of December 31, 2016 and 2015. For the year ended December 31, 2015 the Company recorded a goodwill impairment of $954,049. No impairment was recorded in 2016. This non-cash expense was the result of revenue and cash flow declines in the internet segment. Additionally, new management implemented changes to the annual goodwill impairment analysis to more accurately reflect the value of the Company’s goodwill in 2015.

The Company performs an analysis of its goodwill as of December 31 annually, or whenever events or changes in circumstances indicate that the assigned values may no longer be appropriate.

Other intangible assets consist of customer relationships, developed technology and software, trade names, and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. As of December 31, 2016, these intangible assets have been fully amortized. The remaining intangible assets consist of Domain Names attributed to the internet segment. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management’s own analysis and an independent third party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

The Company owns 637 domain names, of which 110 are available for sale. These domains are valued at historical cost.

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

Accrued Bonus

Accrued bonuses represent performance based incentives that have not yet been paid. These bonus amounts are paid annually after financial records are finalized.

Other Accrued Expenses

Accrued expenses represent incurred but not yet paid expenses from Sales and Use taxes for ISP services, vacation accruals, and other payroll accruals.

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided.

Table Of Contents	30

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

HVAC Operations

The Company performs HVAC service repairs and installs HVAC units for its customers. Revenue is recognized at the time of the install or service call. Sales are adjusted for any returns or allowances. A return or allowance situation would arise based on the two year workmanship warranty that typically conveys with the installation of a new unit. There is also a two year warranty on newly installed parts and equipment that is honored by the manufacturer. If an install is performed over multiple days, it is accounted for using work in process (WIP) accounting in accordance with GAAP. If payment is not provided in advance or at the time of service or installation, the amount due is designated as an account receivable.

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

Table Of Contents	31

Other Comprehensive Income

Other comprehensive income is the result of two items: the impact of foreign currency translations related to the Company’s operations in Canada, and the unrealized gains (losses) from marketable securities classified as available-for-sale.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 842, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is required to adopt this standard in the first quarter of 2019. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs, and requires new disclosures. Early adoption is not permitted. The Company is required to adopt this standard in the first quarter of 2018. The initial application of the standard is not expected to significantly impact the Company.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740). The ASU provides guidance related to the classifications of deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is required to adopt this standard in the first quarter of 2018. The initial application of the standard is not expected to significantly impact the Company.

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

NOTE 3. HVAC PRO FORMA INFORMATION

As of June 17, 2016 and June 30, 2016, HVAC Value Fund, LLC completed the 100% acquisition of two HVAC subsidiaries. As of July 8, 2016, HVAC Value Fund, LLC completed the 100% acquisition of a third subsidiary. As of July 15, 2016, HVAC Value Fund, LLC completed the 100% acquisition of a fourth subsidiary. As of October 1, 2016, HVAC Value Fund, LLC completed the 100% acquisition of a fifth subsidiary. These subsidiaries engage in providing heating, ventilation, plumbing, and air conditioning services, installation, and repairs to residential and commercial customers. As a result of the acquisitions, HVAC Value Fund, LLC will offer heating, ventilation, plumbing, and air conditioning services to customers in Arizona and the surrounding southwestern states. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, these five acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Table Of Contents	32

The acquired businesses contributed revenues of $1,477,961 and net income of $116,328 to HVAC Value Fund, LLC during the year ended December 31, 2016. The following unaudited pro forma summaries present consolidated information of HVAC Value Fund, LLC as if the current year business combinations had occurred on January 1, 2015. Management notes that the pro forma information for the year ended December 31, 2016 was calculated using annualized, unaudited 2015 financial information, as information for the period from January 1, 2016 through the applicable subsidiary closing date is unavailable.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profits interests. Pro forma earnings for the year ended December 31, 2016 and for the year ended December 31, 2015 are reported as gross without deducting the profits share that otherwise would be attributable to JNJ Investments in accordance with the operating agreement between Sitestar Corporation and JNJ Investments.

	Pro forma year ended December 31, 2016 (unaudited)				Consolidated pro forma year ended December 31, 2016 (unaudited)
	June 2016 acquisitions (in aggregate)	July 8, 2016 acquisition	July 15, 2016 acquisition	October 1, 2016 acquisition
Revenue	$ 534,997	$ 1,293,380	$ 1,052,186	$ 900,605	$ 3,781,167
Earnings	$ 71,314	$ 192,922	$ 217,609	$ 35,650	$ 517,495

	Pro forma year ended December 31, 2015 (unaudited)				Consolidated pro forma year ended December 31, 2015 (unaudited)
	June 2016 acquisitions (in aggregate)	July 8, 2016 acquisition	July 15, 2016 acquisition	October 1, 2016 acquisition
Revenue	$ 674,212	$ 1,338,305	$ 1,034,926	$ 977,613	$ 4,025,056
Earnings	$ 247,328	$ 219,231	$ 313,302	$ 2,759	$ 782,620

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

June 2016 acquisitions (in aggregate)
Fair value of consideration transferred:

Cash	$ 160,000
Notes payable	$ 65,000

Preliminary fair value of assets acquired:

Vehicles	$ 35,000
Equipment	$ 13,700
Total identifiable assets	$ 48,700

Goodwill	$ 176,300

Table Of Contents	33

July 8, 2016 acquisition
Fair value of consideration transferred:

Cash	$ 375,000
Notes payable	$ 100,000

Preliminary fair value of assets acquired:

Goodwill	$ 475,000

July 15, 2016 acquisition
Fair value of consideration transferred:

Cash	$ 340,000
Notes payable	$ 100,000

Preliminary fair value of assets acquired:

Vehicles	$ 40,000
Total identifiable assets	$ 40,000

Goodwill	$ 400,000

October 1, 2016 acquisition
Fair value of consideration transferred:

Cash	$ 315,000

Preliminary fair value of assets acquired:

Vehicles	$ 20,000
Equipment	$ 5,000
Total identifiable assets	$ 25,000

Goodwill	$ 290,000

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

NOTE 4. INVESTMENTS

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

The following available-for-sale securities, which comprise all of the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

Table Of Contents	34

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2016
Common Stock available for sale	$563,211	$36,289	$599,500

NOTE 5. FAIR VALUE OF ASSETS AND LIABILITIES

The Company has adopted FASB ASC 820, Fair Value Measurements. ASC 820 defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

●	Level 1 - Inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access. This category includes exchange-traded mutual funds and equity securities.

●	Level 2 - Inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals. This category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities and derivative contracts.

●	Level 3 - Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The measurements are highly subjective.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period.

	(Level 1)	(Level 2)	(Level 3)	Total at Fair Value
December 31, 2016
Marketable securities	$599,500	$-	$-	$599,500

	(Level 1)	(Level 2)	(Level 3)	Total at Fair Value
December 31, 2015
Marketable securities	$-	$-	$-	$-

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. For the year ended December 31, 2016, goodwill held at year end was determined to be valued appropriately and no impairment existed. During the year ended December 31, 2015, the Company recorded a goodwill impairment of $954,049. Specifically, this was the result of revenue and cash flow declines in the internet segment.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. For the year ended December 31, 2016, the Company adjusted the carrying value of properties held downward by $152,411, as repair and improvement expenses for some properties exceeded the current market value of the property. For the year ended December 31, 2015, the Company adjusted the carrying value of properties held downward by $228,352. These adjustments are the result of fluctuating market conditions and write downs of previously capitalized improvements made by prior management.

Table Of Contents	35

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2016 and December 31, 2015 consisted of the following:

	2016	2015
Automobile	$115,688	$9,500
Computers and equipment	36,030	-
Furniture and fixtures	25,206	13,788
	176,924	23,288
Less accumulated depreciation	(33,460)	(23,288)
Property and equipment, net	$143,464	$-

Depreciation expense was $10,172 for the year ended December 31, 2016 and $5,518 for the year ended December 31, 2015. Increased automobile, equipment, and furniture and fixtures are the result of acquisitions in the HVAC operations. Increased computer assets are the result of new servers purchased related to the internet segment.

NOTE 7. REAL ESTATE

As of December 31, 2016, the Company owned 19 residential properties, one commercial property, and interests in several lots. The Company sold 23 residential properties in the year ended December 31, 2016 for gross proceeds of $1,970,009 and net proceeds of $1,799,677. The carrying value of the 23 properties sold was $1,752,622.

As of December 31, 2015, the Company owned 42 residential properties, one commercial property, and interests in several lots. The Company acquired three residential real estate properties in 2015 for a total gross purchase amount of $147,684. The Company made no sales of assets in the year ended December 31, 2015.

Real Estate Held for Investment

As of December 31, 2016, the Company held eight residential properties as held for investment. The leases in effect as of the year ended December 31, 2016 are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

As of December 31, 2015, the Company held 14 residential properties and several lots as held for investments. Of these, nine properties had tenants and were current with regards to tenant payments as of December 31, 2015. Four other properties that were available to rent were held in real estate for resale.

Depreciation expense totaled $28,544 for the year ended December 31, 2016 and $44,770 for the year ended December 31, 2015. Total accumulated depreciation as of December 31, 2016 and 2015 totaled $77,955 and $92,627, respectively. As of December 31, 2016 and 2015, these properties held for investment were carried on the balance sheet at $506,011and $911,162, respectively.

The leases in effect as of the year ended December 31, 2016 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties.

The future anticipated minimum rental revenues based on leases in place as of December 31, 2016 are as follows:

2017	$68,510
2018	15,795
Total	$84,305

Table Of Contents	36

Real Estate Held for Resale

As of December 31, 2016, the Company held 11 residential properties, one commercial property and several lots as held for resale. These properties held for resale were carried on the balance sheet at $1,399,280.

As of December 31, 2015, the Company held 28 residential properties and one commercial property as held for resale. These properties held for resale were carried on the balance sheet at $2,671,311.

NOTE 8. NOTES PAYABLE

Notes payable at December 31, 2016 and 2015 consist of the following:

	2016	2015
Non-interest bearing amount due on acquisition of USA Telephone payable in thirty-six monthly installments starting January 2008.	$-	$90,000
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	250,000	-
Non-interest bearing amount due on acquisitions through HVAC Value Fund, LLC	15,000	-
Less current portion	(240,000)	-
Long-term portion	$25,000	$90,000

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

HVAC Value Fund, LLC typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. HVAC Value Fund made five acquisitions in the year ended December 31, 2016. Four of the five acquisitions resulted in a note payable to the seller. The non-interest bearing note payable is due July 1, 2017 in the amount of $15,000, and is contingent on meeting a revenue target and other operational conditions. There are three separate interest bearing notes payable as of the quarter ended September 30, 2016. The first interest bearing note payable accrues interest at 7% annually. $25,000 is payable on June 16, 2017 and $25,000 is payable on June 16, 2018. These payments are contingent on meeting revenue targets and other operational conditions. The second interest bearing note payable is for $100,000 and bears interest at 6% annually. This note is due July 11, 2017 and is contingent on meeting revenue targets and other operational conditions. The third interest bearing note payable is for $100,000 and bears interest at 7% annually. This note is due July 30, 2017 and is contingent on meeting revenue targets and other operational conditions.

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the years ended December 31, 2016 and 2015, bad debt expense was $2,537 and $27,163, respectively. The increase in accounts receivable is primarily the result of the formation of the HVAC subsidiary. As of December 31, 2016 and 2015, accounts receivable consisted of the following:

	2016	2015
Gross accounts receivable	$213,624	$20,692
Less allowance for doubtful accounts	(873)	(6,264)
Accounts receivable, net	$212,751	$14,428

Table Of Contents	37

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

The Company previously leased certain facilities for its corporate offices and a storage facility from a related party, and beginning on September 1, 2016, rents office and warehouse space for HVAC Value Fund, LLC. The Company also previously rented an office in Chatham, Ontario in Canada. Total rent expense for the years ended December 31, 2016 and 2015 was $12,472 and $56,100, respectively. Total rent expense for the Canadian facility for the years ended December 31, 2016 and 2015 was $3,000 CAD and $18,000 CAD, respectively. Total rent expense for the HVAC office and warehouse space for the year ended December 31, 2016 was $10,251. All leased facilities, with the exception of the HVAC facilities, have been vacated as of the first quarter of 2016. The HVAC facilities leases are in effect until July 31, 2019. The future lease obligations related to the HVAC facilities are as follows:

2017	$42,869
2018	31,723
2019	4,200
Total	$78,792

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

NOTE 11. STOCKHOLDERS' EQUITY

Classes of Shares

The Company's Articles of Incorporation authorize 330,000,000 shares, consisting of 30,000,000 shares of preferred stock, which have a par value of $0.001 per share and 300,000,000 shares of common stock, which have a par value of $0.001.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations and restrictions as fixed by the Company's Board of Directors in its sole discretion. As of December 31, 2016, the Company's Board of Directors has not issued any Preferred Stock.

Common Stock

The Company has 300,000,000 authorized shares of Common Stock. As of March 24, 2017, 296,652,616 shares were issued and 282,730,163 shares were outstanding. This compares to the year ended December 31, 2015 when 91,326,463 shares were issued and 77,404,010 shares were outstanding and the year ended December 31, 2016 when 204,152,616 shares were issued and 190,230,163 shares were outstanding.

Table Of Contents	38

NOTE 12. INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2016 and 2015 included the following:

	2016	2015
Current benefit (provision):
Federal	$-	$-
State	-	-
Deferred provision:
Federal	16,047	(318,594)
State	30,535	(5,359)
Valuation allowance	(46,582)	323,953
Total income tax provision	$-	$-

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Net operating loss carryforward	$803,637	$560,137
Amortizations of intangible assets	1,092,769	1,383,166
Accrued vacation	608	293
Valuation allowance	(1,897,014)	(1,943,596)
Deferred tax asset, net	$-	$-

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based on the weight of available evidence, which includes the Company’s historical operation performance and the reported cumulative losses in the three year period preceding 2016, the Company has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $2.4 million, which will expire in various amounts beginning in 2032.   Internal Revenue Code Section 382 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company.    The Company believes that an ownership change did occur in August, 2016.  Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change.   The Company’s analysis of this issue is not complete but management believes that the Company’s net operating loss carryforwards will not expire unutilized.

The Company has limited operations in Canada and the Company is currently evaluating its tax position in that country.  Management does not believe that there is any significant tax exposure in Canada.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position.   The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.  At December 31, 2016, there was no liability for unrecognized tax benefits.

Table Of Contents	39

NOTE 13. RELATED PARTY TRANSACTIONS

As of the year ended December 31, 2015, the Company previously purported to lease its office building in Lynchburg, Virginia from the former CEO of the Company. Public records indicate that the owner of this property from at least January 1, 2014 through December 31, 2015 was the former CEO’s ex-wife. The Company has filed a lawsuit against the former CEO in order to recover, among other amounts, the payments made to the former CEO. Additional information on this lawsuit can be found in Note 10. The Company vacated the building as of January 15, 2016.

The Company also leased a storage facility in Salem, Virginia from the former CEO. The Company is attempting to recover the payments made to the former CEO related to this facility. The lease was not approved by the process required by the Company’s Code of Ethics. The former CEO has refused to provide access to the storage facility to the management and has not returned Company-owned equipment located at the storage facility. The value of this equipment is also included in the lawsuit. Additional information can be found in Note 10.

The Company paid a total of $56,100 in rent to the former CEO related to the office building in Lynchburg, Virginia and the storage facility in Salem, Virginia for the year ended December 31, 2015.

The former CEO created several land trusts and designated the Company as the trustee. The former CEO and, the Company believes, the former CFO placed personally owned properties within these land trusts. This activity was not approved by the process required by the Company’s Code of Ethics. This activity is the subject of litigation involving the former CEO. Additional information can be found in Note 10.

NOTE 14. SEGMENT INFORMATION

As of December 31, 2016, the Company has five reportable segments with separate management and reporting infrastructures that offer different products and services: Corporate, Internet, HVAC, Real Estate, and Asset Management.

The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar also invests in marketable securities through the corporate segment. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The HVAC segment includes revenue and expenses derived from the acquisition and management of HVAC companies in Arizona and throughout the Southwest. The real estate segment includes revenue and expenses related to the management of properties held for investment and revenue and expenses involving the preparation and sale of properties held for resale. The Asset Management segment did not produce revenues in 2016, but will include revenues from various subsidiary investments going forward. All expenses associated with the Asset Management segment were allocated to the Corporate segment for the year ending December 31, 2016.

The internet segment includes revenue generated by customers in both the United States and Canada. In the year ended December 31, 2016, the internet segment generated revenue of $1,312,444 in the United States and revenue of $102,845 in Canada. This compares to the year ended December 31, 2015 where the internet segment generated revenue of $1,488,835 in the United States and revenue of $113,687 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2016 and 2015. No comparable financial information exists for the HVAC segment for the year ended December 31, 2015 because it commenced operations on June 13, 2016:

Table Of Contents	40

	Corporate	Internet	HVAC	Real Estate	Consolidated
Year ended December 31, 2016
Revenues	$-	$1,415,289	$1,477,961	$2,081,996	$4,975,246

Cost of revenue	$-	$369,514	$987,221	$2,165,020	$3,521,755

Net income (loss) before income taxes	$(754,708)	$822,224	$(78,843)	$(96,311)	$(107,638)

Goodwill	$-	$212,445	$1,341,300	$-	$1,553,745

Identifiable assets	$5,004,655	$622,431	$2,234,564	$1,979,582	$9,841,232

	Corporate	Internet	HVAC	Real Estate	Consolidated
Year ended December 31, 2015
Revenues	$-	$1,602,523	$-	$132,680	$1,735,203

Cost of revenue	$-	$539,934	$-	$346,998	$886,932

Net income (loss) before income taxes	$(476,845)	$(175,897)	$-	$(262,397)	$(915,139)

Goodwill	$-	$212,445	$-	$-	$212,445

Identifiable assets	$184,786	$427,954	$-	$3,582,473	$4,195,213

NOTE 15. SUBSEQUENT EVENTS

As previously reported in our Current Report on Form 8-K filed with the SEC on January 26, 2017, on January 20, 2017 the Company entered into an employment agreement with Steven L. Kiel, its Chief Executive Officer, President and Chief Financial Officer. The employment agreement commenced as of January 20, 2017 and continues through December 31, 2018, unless earlier terminated pursuant to its terms. From and after December 31, 2018, the employment agreement will automatically renew for successive one-year periods, unless the Company elects not to extend the term upon 90 days’ advance notice to Mr. Kiel  Pursuant to the terms of the employment agreement, Mr. Kiel will be entitled to a base salary at the annualized rate of $100,000 ($8,333.33 monthly) and will be eligible to receive an annual performance bonus, in cash, upon meeting certain requirements and to participate in employee benefit plans as the Company may maintain from time to time. The annual performance bonus that Mr. Kiel will be eligible to receive is based on the percentage growth in the Company’s book value per share during each calendar year, subject to a 5% hurdle.

As previously reported in our Current Report on Form 8-K filed with the SEC on January 26, 2017, on January 25, 2017 the Company entered into an employment agreement with Tabitha Keatts, the Company’s President of Internet Operations. The employment agreement commenced as of January 25, 2017 and continues through December 31, 2018, unless earlier terminated pursuant to its terms. From and after December 31, 2018, the employment agreement will automatically renew for successive one-year periods, unless the Company elects not to extend the term upon 90 days’ advance notice to Ms. Keatts  Pursuant to the terms of the employment agreement, Ms. Keatts will be entitled to a base salary at the annualized rate of $35,000 ($2,916.67 monthly) and will be eligible to receive an annual performance bonus, in cash, based upon net income from the Company’s Internet Operations Division and to participate in employee benefit plans as the Company may maintain from time to time.

Table Of Contents	41

As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, on January 24, 2017 our subsidiary, Willow Oak Asset Management entered into a certain Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC (“Huckleberry Fund”) dated as of January 24, 2017 (the “Operating Agreement”). In connection with entering into the Operating Agreement, Willow Oak Asset Management also entered into a certain Side Letter Agreement dated January 23, 2017 (the “Side Letter”) with Huckleberry Fund and Huckleberry Capital Management, LLC (“Huckleberry Management”), an unaffiliated and unrelated New Jersey limited liability company and registered investment adviser. Under the terms of the Operating Agreement and the Side Letter, Willow Oak Asset Management subscribed for a membership interest in Huckleberry Fund, a Delaware limited liability company and private investment fund managed by Huckleberry Management and organized to invest in the Oak Street properties real estate project in Lakewood, New Jersey.  In connection with our subscription for a membership interest in Huckleberry Fund, Willow Oak Asset Management committed to make a capital contribution to Huckleberry Fund in an aggregate amount of at least $750,000, which amount was due by January 31, 2017.

As of March 24, 2017, our subsidiary, HVAC Value Fund, LLC, has completed six acquisitions in the HVAC (Heating, Ventilation, and Air Conditioning) industry, one of which such acquisitions was completed subsequent to December 31, 2016. This most recent acquisition was completed on January 19, 2017, for a purchase price totaling $560,000. Included in other current assets for the year ended December 31, 2016 is $25,000 for good faith consideration paid related to this subsequent acquisition. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the purpose of HVAC Value Fund is to acquire HVAC businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Table Of Contents	42