Form 10-Q
period 2017-03-31
SITESTAR CORP
filed 2017-05-15
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

SITESTAR CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-27763

Nevada	88-0397234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4026 Wards Rd. Ste G1 #271, Lynchburg, VA	24502
(Address of Principal Executive Offices)	(Zip Code)

(434) 382-7366

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X]  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	[X]

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐ Yes  [X] No

The number of shares outstanding of Common Stock, $0.001 par value as of May 12, 2017 is 282,830,163.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SITESTAR CORPORATION

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$4,573,708	$2,607,370
Accounts receivable, net	260,051	212,751
Investments, at fair value	175,078	599,500
Other current assets	56,989	2,554,861
Total current assets	5,065,826	5,974,482
Real estate - held for resale	598,048	1,399,280
Real estate - held for investment, net	500,710	506,011
Property and equipment, net	405,233	143,464
Goodwill, net	2,021,498	1,553,745
Note receivable	226,000	—
Non-current investments, at fair value	5,900,806	—
Other assets	266,750	264,250
	9,919,045	3,866,750
Total assets	$14,984,871	$9,841,232
Liabilities and Stockholders' Equity
Current Liabilities
Deferred revenue	$238,941	$214,898
Notes payable, current	399,665	240,000
Accounts payable	92,953	77,918
Accrued bonus	18,745	51,855
Accrued expenses	200,857	71,532
Total current liabilities	951,161	656,203
Notes payable	129,011	25,000
Total long-term liabilities	129,011	25,000
Total liabilities	1,080,172	681,203
Stockholders' equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 296,652,616 and 204,152,616 shares issued; 282,830,163 and 190,230,163 shares outstanding	296,652	204,152
Additional paid-in-capital	23,629,358	19,096,858
Treasury stock, at cost, 13,822,453 common shares	(637,561)	(637,561)
Accumulated other comprehensive (loss) income	(9,615)	39,343
Accumulated deficit	(9,374,135)	(9,542,763)
Total stockholders' equity attributable to Sitestar Corporation Stockholders	13,904,699	9,160,029
Noncontrolling interest in consolidated subsidiaries	—	—
Total stockholders' equity	13,904,699	9,160,029
Total liabilities and stockholders' equity	$14,984,871	$9,841,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
Revenues - internet operations	$335,086	$356,084
Revenues - HVAC	895,392	—
Revenues - real estate	866,544	408,217
Revenues - asset management	150,807	—
Total revenues	2,247,829	764,301
Cost of revenues - internet operations	79,809	126,072
Cost of revenues - HVAC	594,571	—
Cost of revenues - real estate	930,720	436,104
Cost of revenues - asset management	—	—
Total cost of revenues	1,605,100	562,176
Gross profit - internet operations	255,277	230,012
Gross profit - HVAC	300,821	—
Gross profit - real estate	(64,176)	(27,887)
Gross profit - asset management	150,807	—
Total gross profit	642,729	202,125
Selling, general and administrative expenses	605,614	212,254
Total operating expenses	605,614	212,254
Loss from operations	37,115	(10,129)
Other income, net	131,513	912
Income (loss) before income taxes	168,628	(9,217)
Income tax benefit (expense)	—	—
Net income (loss)	168,628	(9,217)
Less: net income attributable to the non controlling interest	—	—
Net income (loss) attributable to Sitestar Corporation stockholders	168,628	(9,217)
Earnings per share, basic and diluted	0.00	0.00
Weighted average number of shares, basic and diluted	250,934,607	77,404,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
Net income (loss)	$168,628	$(9,217)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	3,644
Change in unrealized gains related to available-for-sale securities:
Change in fair value of available-for-sale securities	30,407	—
Adjustment for net (gains)/losses realized and included in net income	(79,365)	—
Total change in unrealized gains/losses on available-for-sale securities	(48,958)	—
Other comprehensive income (loss)	(48,958)	3,644
Comprehensive income (loss)	119,670	(5,573)
Less: comprehensive income attributable to the non controlling interest	—	—
Comprehensive income (loss) attributable to Sitestar Corporation stockholders	$119,670	$(5,573)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated			Total
	Common		Additional	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Paid In Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2015	77,404,010	$91,327	$13,728,989	$(637,561)	$3,415	$(9,435,125)	$—	$3,751,045
Opening balance adjustment	100,000	—	—	—	—	—	—	—
Balance December 31, 2015 (restated)	77,504,010	91,327	13,728,989	(637,561)	3,415	(9,435,125)	—	3,751,045
Net income (loss)	—	—	—	—	—	(107,638)	—	(107,638)
Contributed capital	112,826,153	112,825	5,367,869	—	—	—	—	5,480,694
Gain (loss) on foreign exchange translation	—	—	—	—	(361)	—	—	(361)
Unrealized gain on investments	—	—	—	—	36,289	—	—	36,289
Balance December 31, 2016	190,330,163	204,152	19,096,858	(637,561)	39,343	(9,542,763)	—	9,160,029
Net income (loss)	—	—	—	—	—	168,628	—	168,628
Contributed capital	92,500,000	92,500	4,532,500	—	—	—	—	4,625,000
Unrealized gain on investments	—	—	—	—	(48,958)	—	—	(48,958)
Balance March 31, 2017	282,830,163	$296,652	$23,629,358	$(637,561)	$(9,615)	$(9,374,135)	$—	$13,904,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net income (loss)	$168,628	$(9,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	—	55
Depreciation	22,306	9,137
Loss on sale of real estate	52,383	3,557
Gain on sale of available-for-sale securities	(79,365)	—
Gain on non-current investments	(150,761)	—
Bad debt	3,397	34
Real estate valuation adjustment	28,684	—
(Increase) decrease in:
Accounts receivable, net	(50,697)	1,358
Other current assets	(2,128)	(8,976)
Increase (decrease) in:
Deferred revenue	24,043	12,558
Accounts payable	15,035	(982)
Accrued expenses	96,215	(47)
Net cash flows from operating activities	127,740	7,477
Cash flows from investing activities:
Proceeds from sale of real estate held for sale	550,270	384,824
Improvements to real estate held for sale	(56,105)	(53,738)
Improvements to real estate held for investment	—	(1,281)
Proceeds from sale of marketable securities	454,784	—
Purchase of domain names	—	(11,250)
Purchase of property and equipment	(11,765)	—
Capitalized loan fees	(2,500)	—
Subsidiary acquisitions	(3,811,772)	—
Net cash flows from investing activities	(2,877,088)	318,555
Cash flows from financing activities:
Principal payments on note payable	(9,314)	(90,000)
Proceeds from notes payable	100,000	—
Proceeds from the common stock issuance	4,625,000	—
Net cash flows from financing activities	4,715,686	(90,000)
Net increase (decrease) in cash	1,966,338	236,032
Cash and cash equivalents at beginning of the period	2,607,370	184,731
Cash and cash equivalents at end of the period	$4,573,708	$420,763
Non-cash supplemental information:
Unrealized loss on marketable securities reported as other comprehensive income	$48,958	$—
Issuance of note receivable on sale of real estate held for sale	$226,000	$—
HVAC acquisitions through notes payable	$100,000	$—

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

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profit interests. Per the signed operating agreement, the Company has first claim to a portion of net income, with the remainder being allocated between the Company and JNJ Investments.  JNJ Investments shall also be subject to a Loss Carryforward limitation in the event of a net loss.

As of March 31, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of $2.02 million which includes estimated earn outs of approximately $365,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016 and further described above, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses.  Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Real Estate Operations

Sitestar owns a real estate investment portfolio that includes 13 residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Asset Management Operations

Sitestar created a wholly-owned asset management subsidiary on October 10, 2016 named Willow Oak Asset Management. As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak Asset Management in Alluvial Fund, LP, an unrelated private partnership that was launched on January 1, 2017. As per the operating agreement included in the Form 8-K, the Company may not make any withdrawal from its Capital Account until its Capital Account balance exceeds $50,000,000 and  any partial withdrawal may not reduce the Capital Account balance below $50,000,000.  Additionally, a full withdrawal shall not be permitted prior to a date five years after the effective date of the accompanying Side Letter. As previously reported in our Current Reports on Form 8-K filed with the SEC on January 26, 2017, the Company also committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC in the aggregate amount of $750,000. As per the operating agreement included in the Form 8-K, the Managing Member shall have sole discretion regarding the amounts and timing of Distributions to Members. The asset management segment did not produce revenue in 2016. Any expenses incurred in 2016 were allocated to the corporate segment.  Starting January 1, 2017, all revenue earned and expenses incurred by this segment will be allocated as such.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Sitestar.net, Inc., HVAC Value Fund, LLC, and Willow Oak Asset Management, LLC. All intercompany accounts and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017 (the “2016 Form 10-K”). The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. As of March 31, 2017, some of the Company’s cash balances exceeded the FDIC and CDIC limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Investments

The Company currently holds and makes investments in marketable securities through its corporate operations. Marketable securities held are classified as available-for-sale based on management’s intent. Unrealized gains (losses) are categorized as Other Comprehensive Income. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. The Company holds additional non-current investments through its asset management operations. Non-current investments do not qualify as available-for-sale securities. The classification of these investments is assessed upon purchase and reassessed at each reporting period. Non-current investments are marked to market at the end of each reporting period and revenue is recognized in the period of adjustment.

Accounts Receivable

The Company grants credit in the form of unsecured accounts receivable to its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when an account is individually determined to be uncollectible or an account is more than 180 days past due.

Sales of internet services, which are not automatically processed via credit card or bank account drafts, have been the Company’s highest exposure to collection risk. The Company attempts to reduce this risk by including a late payment fee and a manual processing payment fee to customer accounts. Receivables more than ninety days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

Sales of HVAC services are typically paid via credit card or check upon completion of service.  Sales that are not collected upon completion are generally to existing and repeat customers who have established a track record of timely payments.  Historically, HVAC has not encountered issues with collectability of customer accounts.  Accounts receivable more than 30 days are considered past due.

Note Receivable

The Company currently holds a note receivable from the sale of a real estate property to a third-party.  This note is long term in nature and no collection issues are expected.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives from three to seven years for equipment and vehicles, fifteen years for building improvements, and thirty-nine years for buildings. Assets held through capital leases are amortized over the life of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

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

The Company performs an analysis of its goodwill as of December 31 annually, or whenever events or changes in circumstances indicate that the assigned values may no longer be appropriate. The Company completed an analysis of its goodwill as of December 31, 2016. No impairment was recorded in 2016.

Other intangible assets consist of customer relationships, developed technology and software, trade names, and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. As of March 31, 2017, these intangible assets have been fully amortized.  The remaining intangible assets consist of domain names attributed to the internet segment. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management’s own analysis and an independent third party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

The Company owns 635 domain names, of which 108 are available for sale. These domains are valued at historical cost.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Other Accrued Expenses

Other accrued expenses represent incurred but not yet paid expenses from Sales and Use taxes for ISP services, vacation accruals, professional fees, and other payroll accruals.

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

The Company generates revenue in its internet segment from consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, web hosting, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic and wireless), web hosting, and additional related services to consumers and businesses. Customers may also subscribe to web hosting plans to include email access and storage. Internet revenue is affected by the changing composition of revenue sources. In some years, this shift can be significant.

HVAC Operations

The Company performs HVAC and plumbing service repairs and installs HVAC units for its customers. Revenue is recognized at the time of the installation or service call. Sales are adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveys with the installation of a new unit. There is also a two-year warranty on newly installed parts and equipment that is honored by the manufacturer. If an installation is performed over multiple days, it is accounted for using work in process (WIP) accounting in accordance with GAAP. If payment is not provided in advance or at the time of service or installation, the amount due is designated as an account receivable.

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

Asset Management Operations

The Company earns revenue from investments held through the asset management segment through various fee share agreements as well as through realized and unrealized gains and losses.  Management fees earned are recorded and paid out monthly and are included in revenue.  Performance fees earned are accrued monthly, paid out yearly and are included in other income on the condensed consolidated of comprehensive income.  As non-current investments do not quality as available-for-sale securities, non-current investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 3. HVAC PRO FORMA INFORMATION

As of June 17, 2016 and June 30, 2016, HVAC Value Fund completed the 100% acquisition of two HVAC subsidiaries. As of July 8, 2016, HVAC Value Fund completed the 100% acquisition of a third subsidiary.  As of July 15, 2016, HVAC Value Fund completed the 100% acquisition of a fourth subsidiary. As of October 1, 2016, HVAC Value Fund completed the 100% acquisition of a fifth subsidiary. As of January 20, 2017, HVAC Value Fund completed the 100% acquisition of a sixth subsidiary. These subsidiaries engage in providing heating, ventilation, plumbing, and air conditioning services, installation, and repairs to residential and commercial customers. As a result of the acquisitions, HVAC Value Fund offers heating, ventilation, plumbing, and air conditioning services to customers in Arizona and the surrounding southwestern states.  As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016 and described further herein, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses.  Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

On a pro forma basis, the acquired businesses contributed revenues of $895,392, net income of $21,901, and additional selling, general and administrative expenses to HVAC Value Fund during the quarter ended March 31, 2017. The following unaudited pro forma summaries present consolidated information of HVAC Value Fund as if the current and previous year business combinations had occurred on January 1, 2016.  Some of the pro forma information for the year ended December 31, 2016 was calculated using annualized, unaudited 2015 financial information, and pro forma information for the period ended March 31, 2017 was calculated using annualized, unaudited 2016 information, as information for the period from January 1, 2016 through the applicable subsidiary closing date is unavailable.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profit interests. Pro forma earnings for the quarter ended March 31, 2017 and for the year ended December 31, 2016 are reported as gross without deducting the profits share that otherwise would be attributable to JNJ Investments in accordance with the operating agreement between Sitestar Corporation and JNJ Investments.

Pro forma period ended March 31, 2017 (unaudited)	January 20, 2017 acquisition
Revenue	$279,676
Earnings	$42,958

Pro forma year ended December 31, 2016 (unaudited)	2016 acquisitions (in aggregate)	2017 acquisition	Consolidated pro forma year ended December 31, 2016 (unaudited)
Revenue	$3,781,167	$1,456,685	$5,237,852
Earnings	$517,495	$295,886	$813,381

HVAC Value Fund did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The following tables summarize the consideration transferred to acquire each subsidiary and the amounts of identified assets acquired and liabilities assumed at the acquisition dates. Management continues to evaluate the valuation components of each acquisition on an ongoing basis.

June 2016 acquisitions (in aggregate)
Fair value of consideration transferred:
Cash	$160,000
Notes payable	$65,000
Preliminary fair value of assets acquired:
Vehicles	$35,000
Equipment	$13,700
Total identifiable assets	$48,700
Goodwill	$176,300

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

July 8, 2016 acquisition
Fair value of consideration transferred:
Cash	$375,000
Notes payable	$100,000
Preliminary fair value of assets acquired:
Goodwill	$475,000

July 15, 2016 acquisition
Fair value of consideration transferred:
Cash	$340,000
Notes payable	$100,000
Preliminary fair value of assets acquired:
Vehicles	$40,000
Total identifiable assets	$40,000
Goodwill	$400,000

October 1, 2016 acquisition
Fair value of consideration transferred:
Cash	$315,000
Preliminary fair value of assets acquired:
Vehicles	$20,000
Equipment	$5,000
Total identifiable assets	$25,000
Goodwill	$290,000

January 20, 2017 acquisition
Fair value of consideration transferred:
Cash	$460,000
Notes payable	$100,000
Assumed obligations	$169,255
Preliminary fair value of assets acquired:
Equipment	$119,684
Leased Vehicles	$143,590
Total identifiable assets	$263,274
Goodwill	$465,981

The goodwill amounts noted above are attributable to the workforce of the acquired subsidiaries and the significant efficiencies expected to arise after acquisition by HVAC Value Fund. All of the goodwill was assigned to the HVAC segment.

The purchase price allocations above are deemed preliminary for valuation purposes, and management may adjust the allocations for the one year period allotted.

NOTE 4. INVESTMENTS

The Company holds various investments through Willow Oak, LLC through its asset management segment and may invest excess cash in marketable securities through its corporate segment. The fair values of the Company’s marketable securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets.

	Cost Basis	Unrealized Gain	Fair Value
March 31, 2017
Common Stock available for sale	$187,747	$(12,669)	$175,078

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Non-current assets held through Willow Oak Asset Management, LLC do not have a Readily Determinable Value as these investments are not publicly traded nor do they have published sales records. The Alluvial Fund is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy in accordance with FASB ASC 820-10. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities and allocated based on total fund contributions. Due to the nature of the Huckleberry Real Estate Fund II, LLC investment, the investment is measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for this investment are not readily observable, this investment is valued using Level 3 inputs. The following non-current investments are re-measured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment as well as any accrued management fees.

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
March 31, 2017
Alluvial Fund, LP	$5,000,000	$45	$150,761	$5,150,806
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$5,750,000	$45	$150,761	$5,900,806

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

•

Level 1 - Inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access.  This category includes exchange-traded mutual funds and equity securities.

•

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

•

Level 3 - Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  The measurements are highly subjective.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period. See description of these investments in Note 4 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
March 31, 2017
Marketable securities	$175,078	$—	$—	$—	$175,078
Huckleberry Real Estate Fund II, LLC	$—	$—	$750,000	$—	$750,000
Alluvial Fund, LP	$—	$—	$—	$5,150,806	$5,150,806
Total investments	$175,078	$—	$750,000	$5,150,806	$6,075,884

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2016
Marketable securities	$599,500	$—	$—	$—	$599,500

(a)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. For the year ended December 31, 2016, goodwill held at year end was determined to be valued appropriately and no impairment existed.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. For the quarter ended March 31, 2017, the Company adjusted the carrying value of properties held downward by $28,684. For the year ended December 31, 2016, the Company adjusted the carrying value of properties held downward by $152,411. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property.

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	2017	2016
Automobile	$274,778	$115,688
Computers and equipment	155,714	36,030
Furniture and fixtures	25,206	25,206
	455,698	176,924
Less accumulated depreciation	(50,465)	(33,460)
Property and equipment, net	$405,233	$143,464

Depreciation expense was $17,005 for the three months ended March 31, 2017 and $10,172 for the year ended December 31, 2016. Increased automobile, computers, and equipment are the result of acquisitions in the HVAC operations and new servers purchased related to the internet segment.

NOTE 7. REAL ESTATE

As of March 31, 2017, the Company owned 13 residential properties, one commercial property, and interests in several lots. The Company sold six residential properties in the quarter ended March 31, 2017 for gross proceeds of $838,100 and net proceeds of $776,180, which includes a long-term note receivable of $226,000. The carrying value of the six properties sold was $830,373.

Real Estate Held for Investment

As of March 31, 2017, the Company accounted for eight residential properties as held for investment. The leases in effect as of the quarter ended March 31, 2017 are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $5,301 for the three months ended March 31, 2017. Total accumulated depreciation as of March 31, 2017 totaled $83,256. These properties held for investment were carried on the balance sheet at $500,710.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Real Estate Held for Resale

As of March 31, 2017, the Company accounted for 13 residential properties, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $598,048.

NOTE 8. NOTES PAYABLE

Notes payable at March 31, 2017 and December 31, 2016 consist of the following:

	2017	2016
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	350,000	250,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	15,000	15,000
Equipment and vehicle capital leases acquired by HVAC Value Fund, LLC	163,676
Less current portion	(399,665)	(240,000)
Long-term portion	$129,011	$25,000

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. HVAC Value Fund made five acquisitions in the year ended December 31, 2016 and one additional acquisition in the quarter ended March 31, 2017. Four of the five acquisitions made in the year ended December 31, 2016 resulted in a note payable to the seller. The non-interest bearing note payable is due July 1, 2017 in the amount of $15,000, and is contingent on meeting a revenue target and other operational conditions. There are three separate interest bearing notes payable as of the quarter ended September 30, 2016. The first interest bearing note payable accrues interest at 7% annually. $25,000 is payable on June 16, 2017 and $25,000 is payable on June 16, 2018. These payments are contingent on meeting revenue targets and other operational conditions. The second interest bearing note payable is for $100,000 and bears interest at 6% annually. This note is due July 11, 2017 and is contingent on meeting revenue targets and other operational conditions. The third interest bearing note payable is for $100,000 and bears interest at 7% annually. This note is due July 30, 2017 and is contingent on meeting revenue targets and other operational conditions. The acquisition made in the quarter ended March 31, 2017 also resulted in a $100,000 note payable to the seller. The payment amounts are contingent on meeting quarterly revenue targets.

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the three months ended March 31, 2017 and December 31, 2016, bad debt expense was $3,397 and $34, respectively. For the three months ended March 31, 2017 and December 31, 2016, accounts receivable were $260,051 and $212,751, respectively. The increase in accounts receivable is the result of the formation of the HVAC subsidiary and a seller financing arrangement for a residential property sold during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, accounts receivable consisted of the following:

	2017	2016
Gross accounts receivable	$262,139	$213,624
Less allowance for doubtful accounts	(2,088)	(873)
Accounts receivable, net	$260,051	$212,751

NOTE 10. SEGMENT INFORMATION

As of March 31, 2017, the Company has five business units with separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into five reportable segments: Corporate, Internet, HVAC, Real Estate, and Asset Management.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar also invests in marketable securities through the corporate segment. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The HVAC segment includes revenue and expenses derived from the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest. The real estate segment includes revenue and expenses related to the management of properties held for investment and revenue and expenses involving the preparation and sale of properties held for resale. The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships.

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended March 31, 2017, the internet segment generated revenue of $312,618 in the United States and revenue of $22,468 in Canada. This compares to the quarter ended March 31, 2016 where the internet segment generated revenue of $329,612 in the United States and revenue of $26,473 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended March 31, 2017 and 2016. No comparable financial information exists for the HVAC and asset management segments because they did not commence operations until June 13, 2016 and January 1, 2017, respectively.

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Three months ended March 31, 2017
Revenues	$—	$335,086	$895,392	$866,544	$150,807	$2,247,829
Cost of revenue	$—	$79,809	$594,571	$930,720	$—	$1,605,100
Net income (loss) before income taxes	$(66,899)	$215,562	$(62,938)	$(67,798)	$150,701	$168,628
Goodwill	$—	$212,445	$1,809,053	$—	$—	$2,021,498
Identifiable assets	$4,469,112	$699,024	$2,528,451	$1,387,320	$5,900,964	$14,984,871

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Three months ended March 31, 2016
Revenues	$—	$356,084	$—	$408,217	$—	$764,301
Cost of revenue	$—	$126,072	$—	$436,104	$—	$562,176
Net income (loss) before income taxes	$(110,896)	$132,416	$—	$(30,737)	$—	$(9,217)
Goodwill	$—	$212,445	$—	$—	$—	$212,445
Identifiable assets	$194,863	$673,788	$—	$3,238,874	$—	$4,107,525

NOTE 11. ADJUSTMENT TO OPENING BALANCE NUMBER OF SHARES

During the quarter ended March 31, 2017, management was made aware of a clerical error that affected the reported number of treasury shares held as of December 31, 2016.  It was discovered that the number of treasury shares held was overstated by 100,000 shares, which in turn understated the total number of shares outstanding by the same amount. The Company has concluded that a full restatement is not necessary as the total misstatement accounts for 0.035% of the total number of shares outstanding and no per share metrics were effected. This error dates back to records kept by prior management, but has since been reconciled and corrected.  As of May 12, 2017, the correct number of shares outstanding is 282,830,163 and the correct number of treasury shares held is 13,822,453.

NOTE 12. SUBSEQUENT EVENTS

As part of a project to better understand legacy documentation, specifically regarding the company’s treasury shares, management identified a discrepancy with regard to the treasury share count as noted in Note 11 above. This discrepancy amounted to 100,000 treasury shares, i.e., approximately 0.035% of 282,830,163 - the number of shares outstanding of Common Stock. This discrepancy was adjusted for in the most recent proxy statement. Further, management is actively working to cancel existing treasury shares.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the quarter ended March 31, 2017. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

Sitestar Corporation (“Sitestar,” the “Company,” or “we”) operates under five segments:

•

Corporate: The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar may also invest in marketable securities through the corporate segment.

•

Internet Operations: The Company operates its internet operations through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, and various ancillary services. Sitestar.net provides services and support to customers in the United States and Canada.

•

HVAC Operations: The Company operates its HVAC Operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. As of March 31, 2017, HVAC Value Fund had closed on six acquisitions totaling $2,015,000, plus estimated earn outs of approximately $365,000.

•

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

•

Asset Management Operations: Sitestar created a wholly-owned asset management subsidiary on October 10, 2016 named Willow Oak Asset Management. As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak Asset Management in Alluvial Fund, LP, an unrelated private partnership that was launched on January 1, 2017.  As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, on January 24, 2017 Willow Oak Asset Management entered into a certain Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC (“Huckleberry Fund”) dated as of January 24, 2017.  Future investments of this nature will operate under Willow Oak Asset Management and all related revenues and expenses will be allocated to the asset management segment accordingly.

Summary of Financial Performance

Common stockholders’ equity increased from $9,160,029 at December 31, 2016 to $13,904,699 at March 31, 2017. The change was mostly attributable to $4,625,000 of additional common stock issued. This change was also driven by $215,562 of comprehensive income in the internet segment, $62,938 of comprehensive loss in the HVAC segment, $67,798 of comprehensive loss from the real estate segment, $150,701 of comprehensive income in the asset management segment, and $115,857 of comprehensive loss in the corporate segment. The comprehensive loss attributable to the corporate segment was offset by realized capital gains from investments in marketable securities of $79,365. Corporate expenses for the quarter totaled $146,267.

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

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
ASSETS
Cash and equivalents	$4,573,708	$2,607,370	$1,668,948	$946,665	$420,763
Investments, at fair value	6,075,884	599,500	2,515,060	250,000	—
Real estate, total	1,098,758	1,905,291	2,057,392	2,336,257	3,239,974
Accounts receivables, net	260,051	212,751	257,770	28,257	13,036
Goodwill and other assets	2,976,470	4,516,320	1,995,100	744,788	433,752
Total assets	$14,984,871	$9,841,232	$8,494,270	$4,305,967	$4,107,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$238,941	$214,898	$241,174	$252,612	$255,176
Accounts payable	92,953	77,918	105,131	80,083	57,112
Accrued expenses	219,602	123,387	144,125	36,639	49,765
Notes payable and other liabilities	528,676	265,000	265,000	65,000	—
Total liabilities	1,080,172	681,203	755,430	434,334	362,053
Total stockholders’ equity	13,904,699	9,160,029	7,738,840	3,871,633	3,745,472
Total liabilities and stockholders’ equity	$14,984,871	$9,841,232	$8,494,270	$4,305,967	$4,107,525

Results of operations

Corporate

In the quarter ended March 31, 2017 the corporate segment produced a total of $115,857 of comprehensive loss.  This includes $79,368 of other income which was generated as a result of realized capital gains from the ownership of marketable securities as well as interest income. Expenses totaled $146,267. This compares to corporate expenses of $111,808 incurred during the quarter ended March 31, 2016. Expenses were higher during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 primarily due to increased accounting expenses and salary expenses related to the hiring of a controller and the commencement of salary payments to the chief executive officer who was hired in December 2015. This was offset by decreased legal fees and consulting fees.

Internet Operations

As of March 31, 2017, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during the three months ended March 31, 2017. Additionally, competitive pressures have negatively affected our ongoing revenue. Accordingly, revenue has continued to decline, though at a slower pace than previous years, as noted below.

Revenue attributed to the internet segment during the quarter ended March 31, 2017 totaled $335,086. While this was a decrease of $20,999 when compared to revenue generated in this segment during the quarter ended March 31, 2016 totaling $356,084, it was consistent with revenue reported by this segment in the quarter ended December 31, 2016 of $347,005. The year over year decline from the quarters ended March 31, 2016 and 2017 was 6.9%. This was an improvement from the year over decline of 11.7% reported at the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015. The year over year revenue decline is the result of fewer customer renewals and the absence of new customers.  Other income attributable to the internet segment during the quarter ended March 31, 2017 includes $51,728 from the sale of two blocks of IP addresses and the sale of two domain names that occurred during the quarter ended March 31, 2017.

The cost of revenue during the quarter ended March 31, 2017 totaled $79,809. This was a decrease of $46,263 when compared to the cost of revenue in this segment during the quarter ended March 31, 2016 totaling $126,072. This decrease was the result of decreased revenues and our work to restructure vender contracts and reduce fixed costs.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The table below provides a summary of income statement figures over time. These figures are specific to the internet segment and are presented for the quarterly periods designated below.

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$335,086	$347,005	$355,384	$356,815	$356,085
Cost of revenue	79,809	79,471	70,290	93,681	126,072
Operating expenses	94,024	66,375	92,002	66,726	97,597
Other income	54,309	6,382	92,767	—	—
Other comprehensive income (loss)	—	(258)	(12)	(3,735)	3,644
Comprehensive income (loss)	$215,562	$207,283	$285,847	$192,673	$136,060

Management has the resources to identify the current market value for domain names in order to assess potential income opportunities.  Management also evaluates domain names available for purchase in order to generate new revenue from customers who utilize the domains.

Effective January 1, 2016, we have improved our internal reporting in the internet segment. Our current mix of customers consists of approximately 71% internet access and 29% web hosting and storage. Approximately 92% of our customer accounts are managed by our U.S. operations and 8% of our customer accounts are managed by our Canada operations. Revenue generated by our U.S. operations totaled $312,618 and revenue generated by our Canada operations totaled $22,468 during the quarter ended March 31, 2017. This compares to revenue generated by our U.S. operations of $329,612 and revenue generated by our Canada operations of $26,473 during the quarter ended March 31, 2016.

We closed our Canada office on February 29, 2016 and terminated the employment of two employees. We now service our Canada customers remotely and utilize one full time employee in Canada.

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest. After gaining experience with HVAC acquisitions, management noted the complementary nature of plumbing providers and completed two acquisitions where a significant amount of their revenue originated from plumbing services. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. HVAC Value Fund closed on five acquisitions totaling $1,455,000 during the year ended December 31, 2016. During the three months ended March 31, 2017, HVAC Value Fund closed on one additional acquisition totaling $560,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016 and discussed further herein, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses.  Accordingly, all of our acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Our HVAC operations generated revenue of $895,392 during the quarter ended March 31, 2017. Cost of revenue totaled $594,571 and operating expenses totaled $361,508. Other comprehensive expense totaled $2,251. The other comprehensive expense is related to the interest portion of the notes payable incurred by HVAC Value Fund. The comprehensive loss for the quarter ended March 31, 2017 totaled $62,938. No comparable figures exist for 2015.

Real Estate Operations

As of March 31, 2017, we owned 13 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. From December 14, 2015 through the end of 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2015, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the quarter ended March 31, 2017, we sold six residential properties for gross proceeds of $838,100. Net proceeds totaled $776,180, which includes a long-term note receivable of $226,000. This compares to their carrying value of $830,373. No properties were acquired during this time period or subsequent to the quarter ending. We continue to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents have been engaged to market the remaining properties listed for resale.

We own several rental properties managed by a third-party property management company. As of March 31, 2017, we had eight properties available for rent. All rental properties were occupied. The leases in effect as of the quarter ended March 31, 2017 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties. All eight properties were current with regard to tenant payments as of March 31, 2017.  This compares to the quarter ended March 31, 2016 when we had 14 properties available for rent with 14 of the properties occupied and nine properties current with regard to tenant payments.

During the quarter ended March 31, 2017, the Company generated rental revenue of $28,444, net of bad debt expense. The cost of revenue totaled $6,251. This compared to rental revenue of $18,864, net of bad debt during the quarter ended March 31, 2016. The cost of revenue during the comparison period totaled $46,752. The increase in rental revenue was the result of improved rent collections due to the management by our third-party property manager.

Depreciation expense totaled $5,302 for the quarter ended March 31, 2017. Total accumulated depreciation as of March 31, 2017 totaled $83,256.

Asset Management Operations

The Company operates its asset management business through a wholly-owned subsidiary, Willow Oak Asset Management, LLC. This subsidiary was formed on October 10, 2016. As of March 31, 2017, Willow Oak Asset Management made two of four $2.5 million payments of the $10 million seed investment in Alluvial Fund, as previously described. Willow Oak Asset Management earns revenues through a fee share arrangement with Alluvial Fund, LP. In accordance with GAAP, for financial reporting purposes, all Alluvial Fund investment gains and losses are reported in other comprehensive income as unrealized gains. For tax purposes, the realized portion of these gains will be taxable.  Fees earned from the fee share agreement specific to accrued performance fees are reported and accrued in other income as the amount fluctuates based on fund performance. These fees are paid out annually. Fees earned from the fee share agreement specific to management fees are paid monthly and reported as revenue.

Willow Oak Asset Management entered into a certain Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC (“Huckleberry Fund”) dated as of January 24, 2017 (the “Operating Agreement”). In connection with entering into the Operating Agreement, Willow Oak Asset Management also entered into a certain Side Letter Agreement dated January 23, 2017 (the “Side Letter”) with Huckleberry Fund and Huckleberry Capital Management, LLC (“Huckleberry Management”), an unaffiliated and unrelated New Jersey limited liability company and registered investment adviser. Under the terms of the Operating Agreement and the Side Letter, Willow Oak Asset Management subscribed for a membership interest in Huckleberry Fund, a Delaware limited liability company and private investment fund managed by Huckleberry Management and organized to invest in the Oak Street properties real estate project in Lakewood, New Jersey.  In connection with our subscription for a membership interest in Huckleberry Fund, Willow Oak Asset Management committed to make a capital contribution to Huckleberry Fund in an aggregate amount of at least $750,000, which was made during the quarter ended March 31, 2017.

In the quarter ended March 31, 2017 the asset management segment produced a total of $150,701 of comprehensive income which was generated as a result of unrealized capital gains recognized as revenue from its partnership with Alluvial Fund, LP. As previously noted, these non-current securities are marked to market at the end of each reporting period and unrealized gains and losses are recognized as revenue in the period of adjustment. Expenses totaled $193. No comparable figures exist for the quarter ended March 31, 2016.

Financial Condition, Liquidity and Capital Resources

Cash and equivalents totaled $4,573,708 at quarter end March 31, 2017 compared to $2,607,370 at quarter end December 31, 2016 as a result of the sale of real estate properties and the issuance of stock during the quarter ended March 31, 2017. During this time period, net accounts receivable increased to $260,051 from $212,751 due to increased sales related to the HVAC segment during the quarter ended March 31, 2017.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounts payable increased to $92,953 at quarter end March 31, 2017 compared to $77,918 at quarter end December 31, 2016. Accrued expenses increased to $200,857 from $71,532 during this time period. Accrued bonus decreased to $18,745 from $51,855 during this time period. Deferred revenue increased to $238,941 from $214,898 during this time period.

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

The aging of accounts receivable as of March 31, 2017 and December 31, 2016 is as shown:

	March 31, 2017	December 31, 2016
Current	$216,930	$155,224
30 – 60 days	$8,546	$14,016
60 + days	$34,575	$43,511
Total	$260,051	$212,751

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

The Company has agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017 and October 1, 2017. As of March 29, 2017 the Company satisfied its obligation to provide $5 million in accordance with the contribution schedule. The remaining commitment will be funded through cash on hand.

Through the HVAC segment, multiple capital lease obligations were acquired as part of the most recent acquisition that occurred during the quarter ended March 31, 2017.  These obligations include leases on various vehicles and equipment that extend through 2020.

We have no other meaningful long-term debt obligations, purchase obligations or other long-term liabilities as of March 31, 2017 other than those previously mentioned related to the HVAC segment.  The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through July 31, 2019.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

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

As previously reported in our Current Report on Form 8-K filed with the SEC on February 6, 2017, the Company accepted and closed upon subscriptions from a private placement of shares of common stock of the Company (the “Private Placement”) in the amount of $4,625,000, and issued 92,500,000 shares of its common stock in connection therewith.  Immediately following the Private Placement as of February 6, 2017, the Company had a total of 296,652,616 issued shares of common stock and 282,830,163 outstanding shares of common stock.

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
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity (unaudited) as of March 31, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: May 12, 2017	/s/ Steven L. Kiel
Steven L. Kiel
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)