Form 10-Q
period 2017-06-30
SITESTAR CORP
filed 2017-08-07
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

SITESTAR CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-27763

Nevada	88-0397234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1518 Willow Lawn Drive, Richmond, VA	23230
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of Common Stock, $0.001 par value as of August 7, 2017 is 282,830,163.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SITESTAR CORPORATION

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$2,231,807	$2,607,370
Accounts receivable, net	440,403	212,751
Investments, at fair value	123,920	599,500
Other current assets	64,972	2,554,861
Total current assets	2,861,102	5,974,482
Real estate - held for resale	482,894	1,399,280
Real estate - held for investment, net	619,264	506,011
Property and equipment, net	399,182	143,464
Goodwill, net	2,006,498	1,553,745
Note receivable	226,000	—
Non-current investments, at fair value	8,854,764	—
Other assets	66,750	264,250
	12,655,352	3,866,750
Total assets	$15,516,454	$9,841,232
Liabilities and Stockholders' Equity
Current Liabilities
Deferred revenue	$247,873	$214,898
Notes payable, current	411,111	240,000
Accounts payable	220,631	77,918
Accrued bonus	34,987	51,855
Accrued expenses	160,427	71,532
Total current liabilities	1,075,029	656,203
Notes payable	86,843	25,000
Total long-term liabilities	86,843	25,000
Total liabilities	1,161,872	681,203
Stockholders' equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 294,526,821 and 204,152,616 shares issued; 282,830,163 and 190,230,163 shares outstanding	294,527	204,152
Additional paid-in-capital	23,538,493	19,096,858
Treasury stock, at cost, 11,696,658 and 13,822,453 common shares	(544,571)	(637,561)
Accumulated other comprehensive (loss) income	(26,996)	39,343
Accumulated deficit	(8,906,871)	(9,542,763)
Total stockholders' equity attributable to Sitestar Corporation Stockholders	14,354,582	9,160,029
Noncontrolling interest in consolidated subsidiaries	—	—
Total stockholders' equity	14,354,582	9,160,029
Total liabilities and stockholders' equity	$15,516,454	$9,841,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Revenues - internet operations	$328,341	$356,815	$663,427	$712,899
Revenues - HVAC	1,299,282	33,022	2,194,674	33,022
Revenues - real estate	25,602	1,179,231	892,146	1,587,448
Revenues - asset management	454,316	—	605,210	—
Total revenues	2,107,541	1,569,068	4,355,457	2,333,369
Cost of revenues - internet operations	76,145	93,681	155,954	219,753
Cost of revenues - HVAC	837,340	13,161	1,431,911	13,161
Cost of revenues - real estate	27,345	1,080,213	958,065	1,516,317
Cost of revenues - asset management	—	—	—	—
Total cost of revenues	940,830	1,187,055	2,545,930	1,749,231
Gross profit - internet operations	252,196	263,134	507,473	493,146
Gross profit - HVAC	461,942	19,861	762,763	19,861
Gross (loss) profit - real estate	(1,743)	99,018	(65,919)	71,131
Gross profit - asset management	454,316	—	605,210	—
Total gross profit	1,166,711	382,013	1,809,527	584,138
Selling, general and administrative expenses	697,658	306,125	1,303,272	518,381
Total operating expenses	697,658	306,125	1,303,272	518,381
Income from operations	469,053	75,888	506,255	65,757
Other (expense) income, net	(1,789)	3,659	129,637	4,571
Income before income taxes	467,264	79,547	635,892	70,328
Income tax benefit (expense)	—	—	—	—
Net income	467,264	79,547	635,892	70,328
Less: net income attributable to the non controlling interest	—	2,853	—	2,853
Net income attributable to Sitestar Corporation stockholders	$467,264	$76,694	$635,892	$67,475
Earnings per share, basic and diluted	0.00	0.00	0.00	0.00
Weighted average number of shares, basic and diluted	282,830,163	77,404,010	266,970,494	77,404,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Net income	$467,264	$79,547	$635,892	$70,328
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	(3,735)	—	(91)
Change in unrealized gains related to available-for-sale securities:
Change in fair value of available-for-sale securities	(19,811)	50,351	10,596	50,351
Adjustment for net (gains)/losses realized and included in net income	2,430	—	(76,935)	—
Total change in unrealized gains/losses on available-for-sale Securities	(17,381)	50,351	(66,339)	50,351
Other comprehensive (loss) income	(17,381)	46,616	(66,339)	50,260
Comprehensive income	449,883	126,163	569,553	120,588
Less: comprehensive income attributable to the non controlling interest	—	2,853	—	2,853
Comprehensive income attributable to Sitestar Corporation stockholders	$449,883	$123,310	$569,553	$117,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated			Total
	Common		Additional	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Paid In Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2015	77,404,010	$91,327	$13,728,989	$(637,561)	$3,415	$(9,435,125)	$—	$3,751,045
Opening balance adjustment	100,000	—	—	—	—	—	—	—
Balance December 31, 2015 (restated)	77,504,010	91,327	13,728,989	(637,561)	3,415	(9,435,125)	—	3,751,045
Net (loss) income	—	—	—	—	—	(107,638)	—	(107,638)
Contributed capital	112,826,153	112,825	5,367,869	—	—	—	—	5,480,694
Loss on foreign exchange translation	—	—	—	—	(361)	—	—	(361)
Unrealized gain on investments	—	—	—	—	36,289	—	—	36,289
Balance December 31, 2016	190,330,163	204,152	19,096,858	(637,561)	39,343	(9,542,763)	—	9,160,029
Net income (loss)	—	—	—	—	—	635,892	—	635,892
Contributed capital	92,500,000	92,500	4,532,500	—	—	—	—	4,625,000
Unrealized (loss) gain on investments	—	—	—	—	(66,339)	—	—	(66,339)
Adjustment for share cancellation	—	(2,125)	(90,865)	92,990	—	—	—	—
Balance June 30, 2017	282,830,163	$294,527	$23,538,493	$(544,571)	$(26,996)	$(8,906,871)	$—	$14,354,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net income	$635,892	$70,328
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	—	55
Depreciation	53,390	17,934
Loss on sale of real estate	52,383	(186,820)
Gain on sale of available-for-sale securities	(76,935)	—
Gain on non-current investments	(604,764)	—
Bad debt expense	7,617	1,224
Real estate valuation adjustment	48,741	—
(Increase) decrease in:
Accounts receivable, net	(235,269)	(15,144)
Other current assets	(10,111)	(8,955)
Increase (decrease) in:
Deferred revenue	32,975	6,350
Accounts payable	142,713	21,989
Accrued expenses	72,027	(13,173)
Net cash flows from operating activities	118,659	(106,212)
Cash flows from investing activities:
Proceeds from sale of real estate held for sale	550,270	1,295,799
Proceeds from sale of real estate held for investment	—	239,850
Improvements to real estate held for sale	(86,008)	(103,005)
Improvements to real estate held for investment	—	(17,540)
Proceeds from sale of marketable securities	486,176	—
Purchases of marketable securities	—	(199,649)
Proceeds from sale of domain names	200,000	—
Purchase of domain names	—	(56,250)
Purchase of property and equipment	(30,352)	—
Capitalized loan fees	(2,500)	—
Subsidiary acquisitions	(6,211,772)	(201,059)
Net cash flows from investing activities	(5,094,186)	958,146
Cash flows from financing activities:
Principal payments on note payable	(25,036)	(90,000)
Proceeds from the common stock issuance	4,625,000	—
Net cash flows from financing activities	4,599,964	(90,000)
Net increase (decrease) in cash	(375,563)	761,934
Cash and cash equivalents at beginning of the period	2,607,370	184,731
Cash and cash equivalents at end of the period	$2,231,807	$946,665
Non-cash supplemental information:
Unrealized loss (gain) on marketable securities reported as other comprehensive income	$66,339	$(50,351)
Issuance of note receivable on sale of real estate held for sale	$226,000	$—
Transfer of real estate held for resale to real estate held for investment	$125,000	$—
Transfer of other current assets to investments	$2,500,000	$—
Write-down of goodwill due to seller not meeting carryback obligations	$15,000	$—
HVAC equipment acquired through capital leases and debt obligations	$172,990	$—
HVAC acquisitions through notes payable	$100,000	$65,000

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

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest United States. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profit interests. Per the signed operating agreement, the Company has first claim to a portion of net income, with the remainder being allocated between the Company and JNJ Investments. JNJ Investments shall also be subject to a Loss Carryforward limitation in the event of a net loss.

As of June 30, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of $2.02 million which includes estimated earn outs of approximately $350,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016 and further described above, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

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

Sitestar, through its wholly-owned subsidiary, Willow Oak Asset Management, LLC, signed a fee share agreement on May 11, 2017 with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP. Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017. Fees received by Willow Oak will be paid as units in Bridge Reid, and deposited into a Willow Oak capital account at Bridge Reid.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Sitestar.net, Inc., HVAC Value Fund, LLC, and Willow Oak Asset Management, LLC. All intercompany accounts and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017 (the “2016 Form 10-K”). The results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. As of June 30, 2017, some of the Company’s cash balances exceeded the FDIC and CDIC limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Investments

The Company currently holds and makes investments in marketable securities through its corporate operations. Marketable securities held are classified as available-for-sale based on management’s intent. Unrealized gains (losses) are categorized as other comprehensive income. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. The Company holds additional non-current investments through its asset management operations. Non-current investments do not qualify as available-for-sale securities. The classification of these investments is assessed upon purchase and reassessed at each reporting period. Non-current investments are marked to market at the end of each reporting period and revenue is recognized in the condensed consolidated statement of income in the period of adjustment.

Accounts Receivable

The Company grants credit in the form of unsecured accounts receivable to its customers. The estimate of the allowance for doubtful accounts, which is charged off to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are charged off to the allowance for doubtful accounts when an account is individually determined to be uncollectible.

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

Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company’s reporting units with the reporting units’ carrying amounts, including goodwill. The Company estimates the fair value of its reporting units using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The Company performs an analysis of its goodwill as of December 31 annually, or whenever events or changes in circumstances indicate that the assigned values may no longer be appropriate. No impairment was recorded in 2016. During the quarter ended June 30, 2017, a downward adjustment of $15,000 was made to goodwill held through the HVAC segment. This adjustment was the result of a previous seller not meeting the operational terms of a carryback note that was previously included as consideration for the acquisition. See Note 3 for more information.

Other intangible assets consist of customer relationships, developed technology and software, trade names, and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. As of June 30, 2017, these intangible assets have been fully amortized. The remaining intangible assets consist of domain names attributed to the internet segment. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management’s own analysis and an independent third-party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

The Company owns 634 domain names, of which 107 are available for sale. These domains are valued at historical cost.

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

Asset Management Operations

The Company earns revenue from investments held through the asset management segment through various fee share agreements as well as through realized and unrealized gains and losses. Management fees earned are recorded and paid out monthly and are included in revenue. Performance fees earned are accrued monthly, paid out yearly and are included in revenue on the condensed consolidated statement of income. As non-current investments do not quality as available-for-sale securities, non-current investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The most recent three tax years, fiscal years ending December 31, 2016, December 31, 2015, and December 31, 2014, are open to potential IRS examination.

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

NOTE 3. BUSINESS CONBINATIONS OR ACQUISITIONS

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

On a pro forma basis, the business acquired on January 20, 2017 contributed revenues of $538,495, net income of $92,540, and additional selling, general and administrative expenses to HVAC Value Fund during the quarter ended June 30, 2017. The following unaudited pro forma summaries present consolidated information of HVAC Value Fund as if the current and previous year business combinations had occurred on January 1 of each respective fiscal year. Some of the pro forma information for the year ended December 31, 2016 was calculated using annualized, unaudited 2015 financial information, and pro forma information for the period ended June 30, 2017 was calculated using annualized, unaudited 2016 information, as information for the period from January 1, 2016 through the applicable subsidiary closing date is unavailable.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profit interests. Pro forma earnings for the quarter ended June 30, 2017 and for the year ended December 31, 2016 are reported as gross without deducting the profits share that otherwise would be attributable to JNJ Investments in accordance with the operating agreement between Sitestar Corporation and JNJ Investments.

Pro forma six months ended June 30, 2017 (unaudited)	January 20, 2017 acquisition
Revenue	$2,270,501
Earnings	$(15,505)

Pro forma year ended December 31, 2016 (unaudited)	2016 acquisitions (in aggregate)	2017 acquisition	Consolidated pro forma year ended December 31, 2016 (unaudited)
Revenue	$3,781,167	$1,456,685	$5,237,852
Earnings	$517,495	$295,886	$813,381

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

June 2016 acquisitions (in aggregate)
Fair value of consideration transferred:
Cash	$160,000
Notes payable	$65,000
Fair value of assets acquired:
Vehicles	$35,000
Equipment	$13,700
Total identifiable assets	$48,700
Goodwill	$176,300
Subsequent adjustments	$(15,000)
Adjusted goodwill	$161,300

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

July 8, 2016 acquisition
Fair value of consideration transferred:
Cash	$375,000
Notes payable	$100,000
Fair value of assets acquired:
Goodwill	$475,000

July 15, 2016 acquisition
Fair value of consideration transferred:
Cash	$340,000
Notes payable	$100,000
Fair value of assets acquired:
Vehicles	$40,000
Total identifiable assets	$40,000
Goodwill	$400,000

October 1, 2016 acquisition
Fair value of consideration transferred:
Cash	$315,000
Preliminary fair value of assets acquired:
Vehicles	$20,000
Equipment	$5,000
Total identifiable assets	$25,000
Goodwill	$290,000

January 20, 2017 acquisition
Fair value of consideration transferred:
Cash	$460,000
Notes payable	$100,000
Assumed obligations	$169,255
Preliminary fair value of assets acquired:
Equipment	$119,684
Leased Vehicles	$143,590
Total identifiable assets	$263,274
Goodwill	$465,981

The goodwill amounts noted above are attributable to the workforce of the acquired subsidiaries and the significant efficiencies expected to arise after acquisition by HVAC Value Fund. All of the goodwill was assigned to the HVAC segment.

As previously mentioned in Note 2 and as noted above in the June 2016 acquisitions, a downward adjustment of $15,000 was made to goodwill during the quarter ended June 30, 2017. Part of the consideration paid for the June 2016 acquisitions was a $15,000 seller carryback note. The note was payable in full on July 1, 2017 contingent on certain revenue targets and other operational conditions. As of the quarter ended June 30, 2017 it was determined by management that neither the revenue targets nor the operational conditions had been met, therefore, the payable was no longer due and total consideration paid for the acquisition decreased.

The purchase price allocations above are deemed preliminary for valuation purposes, and management may adjust the allocations for the one year period allotted. Allocations for the October 1, 2016 and January 20, 2017 acquisitions remain open for subsequent management adjustment.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2017
Common Stock available for sale	$153,970	$—	$(30,050)	$123,920

	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2016
Common Stock available for sale	$563,211	$36,289	$—	$599,500

In the three and six month period ended June 30, 2017, the Company recognized $2,430 of realized losses and $76,935 of realized gains, respectively. This compares to the three and six month period ended June 30, 2016 when the Company recognized no realized gains or losses.

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

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
June 30, 2017
Alluvial Fund, LP	$7,500,000	$175	$604,589	$8,104,764
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$8,250,000	$175	$604,589	$8,854,764

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period. See description of these investments in Note 4 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
June 30, 2017
Marketable securities	$123,920	$—	$—	$—	$123,920
Huckleberry Real Estate Fund II, LLC	$—	$—	$750,000	$—	$750,000
Alluvial Fund, LP	$—	$—	$—	$8,104,764	$8,104,764
Total investments	$123,920	$—	$750,000	$8,104,764	$8,978,684

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2016
Marketable securities	$599,500	$—	$—	$—	$599,500

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. For the year ended December 31, 2016, goodwill held at year end was determined to be valued appropriately and no impairment existed. During the quarter ended June 30, 2017, a downward adjustment of $15,000 was made to goodwill held through the HVAC segment. This adjustment was the result of a previous seller not meeting the operational terms of a carryback note that was previously included as consideration for the acquisition. See Note 3 for more information.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. For the quarter ended June 30, 2017, the Company adjusted the carrying value of properties held downward by $20,057. For the year ended December 31, 2016, the Company adjusted the carrying value of properties held downward by $152,411. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	2017	2016
Automobile	$274,778	$115,688
Computers and equipment	174,301	36,030
Furniture and fixtures	25,206	25,206
	474,285	176,924
Less accumulated depreciation	(75,103)	(33,460)
Property and equipment, net	$399,182	$143,464

Depreciation expense was $41,643 for the six months ended June 30, 2017 and $10,172 for the year ended December 31, 2016. Increased automobile, computers, and equipment are the result of acquisitions in the HVAC operations and new servers purchased related to the internet segment.

NOTE 7. REAL ESTATE

As of June 30, 2017, the Company owned 13 residential properties, one commercial property, and interests in several lots. The Company did not purchase or sell any properties in the quarter ended June 30, 2017.

Real Estate Held for Investment

As of June 30, 2017, the Company accounted for nine residential properties as held for investment. The leases in effect as of the quarter ended June 30, 2017 are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $11,747 for the six months ended June 30, 2017. Total accumulated depreciation as of June 30, 2017 totaled $89,702. These properties held for investment were carried on the balance sheet at $619,264.

Real Estate Held for Resale

As of June 30, 2017, the Company accounted for four residential properties, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $482,894.

NOTE 8. NOTES PAYABLE

Notes payable at June 30, 2017 and December 31, 2016 consist of the following:

	2017	2016
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	350,000	250,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	—	15,000
Equipment and vehicle capital leases acquired by HVAC Value Fund, LLC	147,954
Less current portion	(411,111)	(240,000)
Long-term portion	$86,843	$25,000

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. HVAC Value Fund made five acquisitions in the year ended December 31, 2016 and one additional acquisition in the quarter ended March 31, 2017. Four of the five acquisitions made in the year ended December 31, 2016 resulted in a note payable to the seller. The non-interest bearing note payable was due July 1, 2017 in the amount of $15,000, and was contingent on meeting a revenue target and other operational conditions. As mentioned in Note 3, the revenue targets and operational conditions were not met, resulting in the note being written off. There are three separate interest bearing notes payable as of the quarter ended June 30, 2017. The first interest bearing note payable accrues interest at 7% annually. $25,000 was payable on June 16, 2017 and $25,000 is payable on June 16, 2018. These payments are contingent on meeting revenue targets and other operational conditions. The second interest bearing note payable is for $100,000 and bears interest at 6% annually. This note is due July 11, 2017 and is contingent on meeting revenue targets and other operational conditions. The third interest bearing note payable is for $100,000 and bears interest at 7% annually. This note is due July 30, 2017 and is contingent on meeting revenue targets and other operational conditions. The acquisition made in the quarter ended March 31, 2017 also resulted in a $100,000 note payable to the seller. The payment amounts are contingent on meeting quarterly revenue targets.

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the six months ended June 30, 2017 and December 31, 2016, bad debt expense was $7,617 and $34, respectively. For the six months ended June 30, 2017 and December 31, 2016, accounts receivable were $440,403 and $212,751, respectively. The increase in accounts receivable is the result of the formation of the HVAC subsidiary and a seller financing arrangement for a residential property sold during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, accounts receivable consisted of the following:

	2017	2016
Gross accounts receivable	$445,117	$213,624
Less allowance for doubtful accounts	(4,714)	(873)
Accounts receivable, net	$440,403	$212,751

NOTE 10. SEGMENT INFORMATION

As of June 30, 2017, the Company has five business units with separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into five reportable segments: Corporate, Internet, HVAC, Real Estate, and Asset Management.

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

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended June 30, 2017, the internet segment generated revenue of $307,269 in the United States and revenue of $21,072 in Canada. This compares to the quarter ended June 30, 2016 where the internet segment generated revenue of $330,890 in the United States and revenue of $25,925 in Canada.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016. No comparable financial information exists for the asset management segment because it did not commence operations until January 1, 2017.  Also note that the HVAC segment did not commence operations until June 14, 2016.

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Three months ended June 30, 2017
Revenues	$—	$328,341	$1,299,282	$25,602	$454,316	$2,107,541
Cost of revenue	$—	$76,145	$837,340	$27,345	$—	$940,830
Net income (loss) before income taxes	$(169,850)	$186,753	$43,231	$(9,138)	$416,268	$467,264
Goodwill	$—	$212,445	$1,794,053	$—	$—	$2,006,498
Identifiable assets	$1,985,059	$517,398	$2,737,470	$1,384,487	$8,892,040	$15,516,454

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Three months ended June 30, 2016
Revenues	$—	$356,815	$33,022	$1,179,231	$—	$1,569,068
Cost of revenue	$—	$93,681	$13,161	$1,080,213	$—	$1,187,055
Net income (loss) before income taxes	$(219,967)	$196,406	$8,561	$94,547	$—	$79,547
Goodwill	$—	$212,445	$177,359	$—	$—	$389,804
Identifiable assets	$443,548	$450,473	$1,075,689	$2,336,257	$—	$4,305,967

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Six months ended June 30, 2017
Revenues	$—	$663,427	$2,194,674	$892,146	$605,210	$4,355,457
Cost of revenue	$—	$155,954	$1,431,911	$958,065	$—	$2,545,930
Net income (loss) before income taxes	$(236,749)	$413,515	$(30,907)	$(76,936)	$566,969	$635,892
Goodwill	$—	$212,445	$1,794,053	$—	$—	$2,006,498
Identifiable assets	$1,985,059	$517,398	$2,737,470	$1,384,487	$8,892,040	$15,516,454

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Six months ended June 30, 2016
Revenues	$—	$712,899	$33,022	$1,587,448	$—	$2,333,369
Cost of revenue	$—	$219,753	$13,161	$1,516,317	$—	$1,749,231
Net income (loss) before income taxes	$(330,863)	$328,820	$8,561	$63,810	$—	$70,328
Goodwill	$—	$212,445	$177,359	$—	$—	$389,804
Identifiable assets	$443,548	$450,473	$1,075,689	$2,336,257	$—	$4,305,967

NOTE 11. ADJUSTMENT TO OPENING BALANCE NUMBER OF SHARES AND CANCELLATION OF TREASURY SHARES

During the quarter ended March 31, 2017, management was made aware of a clerical error that affected the reported number of treasury shares held as of December 31, 2016. It was discovered that the number of treasury shares held was overstated by 100,000 shares, which in turn understated the total number of shares outstanding by the same amount. The Company has concluded that a full restatement is not necessary as the total misstatement accounts for 0.035% of the total number of shares outstanding and no per share metrics were effected. This error dates back to records kept by prior management, but has since been reconciled and corrected.  Further, management is actively working to cancel existing treasury shares. As noted on the condensed consolidated balance sheets and the condensed consolidated statements of stockholders’ equity, as of the quarter ended June 30, 2017, 2,125,795 treasury shares have been cancelled.

As of August 7, 2017, the correct number of shares outstanding is 282,830,163 and the correct number of treasury shares held is 11,696,658.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 12. SUBSEQUENT EVENTS

On July 1, 2017, the Company, through its Willow Oak Asset Management, LLC subsidiary, launched a new investment fund, Bonhoeffer Fund, LP. Willow Oak is the sole member of the general partner of the Bonhoeffer Fund. Keith D. Smith, also a member of the Company’s board, will manage the Bonhoeffer Fund. Willow Oak and Mr. Smith will equally share all management and performance fees earned by the Bonhoeffer Fund.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the quarter ended June 30, 2017. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

•

HVAC Operations: The Company operates its HVAC Operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. As of June 30, 2017, HVAC Value Fund had closed on six acquisitions totaling $2,015,000, plus estimated earn outs of approximately $350,000.

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

•

Asset Management Operations: Sitestar created a wholly-owned asset management subsidiary on October 10, 2016 named Willow Oak Asset Management. As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak Asset Management in Alluvial Fund, LP, an unrelated private partnership that was launched on January 1, 2017. As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, on January 24, 2017 Willow Oak Asset Management entered into a certain Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC (“Huckleberry Fund”) dated as of January 24, 2017. Future investments of this nature will operate under Willow Oak Asset Management and all related revenues and expenses will be allocated to the asset management segment accordingly. Sitestar, through its wholly-owned subsidiary, Willow Oak Asset Management, LLC, signed a fee share agreement on May 11, 2017 with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP. Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017. Fees received by Willow Oak will be paid as units in Bridge Reid, and deposited into a Willow Oak capital account at Bridge Reid.

Summary of Financial Performance

Common stockholders’ equity increased from $9,160,029 at December 31, 2016 to $14,354,582 at June 30, 2017. The change was mostly attributable to $4,625,000 of additional common stock issued. This change was also driven by $413,515 of comprehensive income in the internet segment, $30,907 of comprehensive loss in the HVAC segment, $76,936 of comprehensive loss from the real estate segment, $566,969 of comprehensive income in the asset management segment, and $303,088 of comprehensive loss in the corporate segment. The comprehensive loss attributable to the corporate segment was offset by realized capital gains from investments in marketable securities of $76,940. Corporate expenses for the six months ended June 30, 2017 totaled $313,689.

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

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
ASSETS
Cash and equivalents	$2,231,807	$4,573,708	$2,607,370	$1,668,948
Investments, at fair value	8,978,684	6,075,884	599,500	2,515,060
Real estate, total	1,102,158	1,098,758	1,905,291	2,057,392
Accounts receivables, net	440,403	260,051	212,751	257,770
Goodwill and other assets	2,763,402	2,976,470	4,516,320	1,995,100
Total assets	$15,516,454	$14,984,871	$9,841,232	$8,494,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$247,873	$238,941	$214,898	$241,174
Accounts payable	220,631	92,953	77,918	105,131
Accrued expenses	195,414	219,602	123,387	144,125
Notes payable and other liabilities	497,954	528,676	265,000	265,000
Total liabilities	1,161,872	1,080,172	681,203	755,430
Total stockholders’ equity	14,354,582	13,904,699	9,160,029	7,738,840
Total liabilities and stockholders’ equity	$15,516,454	$14,984,871	$9,841,232	$8,494,270

Results of operations

Corporate

In the quarter ended June 30, 2017 the corporate segment produced a total of $187,239 of comprehensive loss. This includes $17,381 of other comprehensive loss which was generated as a result of unrealized capital losses from the ownership of marketable securities. Expenses totaled $167,422. This compares to corporate expenses of $219,721 incurred during the quarter ended June 30, 2016. Expenses were higher during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2017 primarily due to increased accounting and legal expenses related to outsourced accounting roles and the lawsuit against the former CEO. Accounting and legal roles have since been brought in-house.

Internet Operations

As of June 30, 2017, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during the three months ended June 30, 2017. Additionally, competitive pressures have negatively affected our ongoing revenue. Accordingly, revenue has continued to decline, though at a slower pace than previous years, as noted below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue attributed to the internet segment during the quarter ended June 30, 2017 totaled $328,341. While this was a decrease of $28,474 when compared to revenue generated in this segment during the quarter ended June 30, 2016 totaling $356,815, comprehensive income reported for the segment decreased by only $5,920 during the same time period. The year over year decline from the quarters ended June 30, 2017 and 2016 was 8.0%. This was an improvement from the year over decline of 11.7% reported at the year ended December 31, 2016 compared to the year ended December 31, 2015. The year over year revenue decline is the result of fewer customer renewals and the absence of new customers. Other income attributable to the internet segment during the quarter ended June 30, 2017 includes $200,000 from the sale of a domain name that occurred during the quarter.

The cost of revenue during the quarter ended June 30, 2017 totaled $76,145. This was an increase of $17,536 when compared to the cost of revenue in this segment during the quarter ended June 30, 2016 totaling $93,681. This decrease was the result of decreased revenue and our work to restructure vender contracts and reduce fixed costs.

As noted above, during the quarter ended June 30, 2017, the internet segment closed on the sale of First.com, a domain name that has been actively marketed since the first quarter of 2016. The domain name had a cost basis of $200,000 and was sold for net proceeds of $200,000, which includes broker and commission fees paid. This transaction was reported in other income during the quarter ended June 30, 2017.

The table below provides a summary of income statement figures over time. These figures are specific to the internet segment and are presented for the quarterly periods designated below.

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Revenues	$328,341	$335,086	$347,005	$355,384
Cost of revenue	76,145	79,809	79,471	70,290
Operating expenses	68,214	94,024	66,375	92,002
Other income	2,771	54,309	6,382	92,767
Other comprehensive income (loss)	—	—	(258)	(12)
Comprehensive income (loss)	$186,753	$215,562	$207,283	$285,847

Management has the resources to identify the current market value for domain names in order to assess potential income opportunities. Management also evaluates domain names available for purchase in order to generate new revenue from customers who utilize the domains.

Effective January 1, 2016, we have improved and restructured our internal reporting in the internet segment. Our current sales mix of customers consists of approximately 68% internet access and 32% web hosting and storage. Approximately 92% of our customer accounts are managed by our U.S. operations and 8% of our customer accounts are managed by our Canada operations. Revenue generated by our U.S. operations totaled $307,269 and revenue generated by our Canada operations totaled $21,072 during the quarter ended June 30, 2017. This compares to revenue generated by our U.S. operations of $330,890 and revenue generated by our Canada operations of $25,925 during the quarter ended June 30, 2016.

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest. After gaining experience with HVAC acquisitions, management noted the complementary nature of plumbing providers and completed two acquisitions where a significant amount of their revenue originated from plumbing services. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. HVAC Value Fund closed on five acquisitions totaling $1,455,000 during the year ended December 31, 2016. During the six months ended June 30, 2017, HVAC Value Fund closed on one additional acquisition totaling $560,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016 and discussed further herein, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, all of our acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our HVAC operations generated revenue of $1,299,282 during the quarter ended June 30, 2017. Cost of revenue totaled $837,340 and operating expenses totaled $414,579. Other expenses totaled $4,132. The other expenses are related to the interest portion of the notes payable incurred by HVAC Value Fund. Comprehensive income for the quarter ended June 30, 2017 totaled $43,231. For the quarter ended June 30, 2016, HVAC Value Fund had only 16 days of operations, therefore, quarter over quarter figures are not comparable.

Real Estate Operations

As of June 30, 2017, we owned 13 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. From December 14, 2015 through the end of 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2015, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor.

In the quarter ended June 30, 2017, we did not sell any real estate properties. Subsequent to the quarter, we sold one property for gross proceeds of $20,000. No properties were acquired during this time period or subsequent to the quarter ending. We continue to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents have been engaged to market the remaining properties listed for resale.

We own several rental properties managed by a third-party property management company. As of June 30, 2017, we had nine properties available for rent. All rental properties were occupied. The leases in effect as of the quarter ended June 30, 2017 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties. All nine properties were current with regard to tenant payments as of June 30, 2017. This compares to the quarter ended June 30, 2016 when we had 12 properties available for rent with nine of the properties occupied and nine properties current with regard to tenant payments.

During the quarter ended June 30, 2017, the Company generated rental revenue of $25,602, net of bad debt expense. The cost of revenue totaled $7,288. This compared to rental revenue of $28,406, net of bad debt during the quarter ended June 30, 2016. The cost of revenue during the comparison period totaled $21,391. The increase in rental revenue was the result of improved rent collections due to the management by our third-party property manager.

Depreciation expense totaled $6,445 for the quarter ended June 30, 2017. Total accumulated depreciation as of June 30, 2017 totaled $89,702.

Asset Management Operations

The Company operates its asset management business through a wholly-owned subsidiary, Willow Oak Asset Management, LLC. This subsidiary was formed on October 10, 2016. As of June 30, 2017, three of four $2.5 million payments of the $10 million seed investment in Alluvial Fund, as previously described. Willow Oak Asset Management earns revenues through a fee share arrangement with Alluvial Fund, LP. In accordance with GAAP, for financial reporting purposes, all Alluvial Fund investment gains and losses are reported as revenue on the condensed consolidated statement of income. For tax purposes, the realized portion of these gains will be taxable. Fees earned from the fee share agreement specific to management fees are paid monthly and reported as revenue. Fees earned from the fee share agreement specific to performance are accrued monthly and reported as revenue. These fees are paid out annually and may fluctuate throughout the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Sitestar, through its wholly-owned subsidiary, Willow Oak Asset Management, LLC, signed a fee share agreement on May 11, 2017 with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP. Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017. Fees received by Willow Oak will be paid as units in Bridge Reid, and deposited into a Willow Oak capital account at Bridge Reid.

In the quarter ended June 30, 2017 the asset management segment produced a total of $416,268 of comprehensive income which was generated as a result of unrealized capital gains recognized as revenue from its partnership with Alluvial Fund, LP. As previously noted, these non-current securities are marked to market at the end of each reporting period and unrealized gains and losses are recognized as revenue in the period of adjustment. Expenses totaled $38,048. No comparable figures exist for the quarter ended June 30, 2016 as the asset management subsidiary did not commence activities until January 1, 2017.

Financial Condition, Liquidity and Capital Resources

Cash and equivalents totaled $2,231,807 at quarter end June 30, 2017 compared to $2,607,370 at year end December 31, 2016. This decrease is due to less cash on hand held through the HVAC segment as acquisitions continued to be made. During this time period, net accounts receivable increased to $440,403 from $212,751 due to increased sales related to the HVAC segment during the quarter ended June 30, 2017.

Accounts payable increased to $220,631 at quarter end June 30, 2017 compared to $77,918 at year end December 31, 2016. Accrued expenses increased to $160,427 from $71,532 during this time period. The increases in accounts payable and accrued expenses are also due to increased activity in the HVAC segment in the quarter ended June 30, 2017. Accrued bonus decreased to $34,987 from $51,855 during this time period. Deferred revenue increased to $247,873 from $214,898 during this time period. Fluctuation in accrued bonus and deferred revenue are cyclical differences based on the timing of bonuses paid and the renewal of customer subscriptions in the internet segment.

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

The aging of accounts receivable as of June 30, 2017 and December 31, 2016 is as shown:

	June 30, 2017	December 31, 2016
Current	$122,980	$155,224
30 – 60 days	$201,584	$14,016
60 + days	$120,553	$43,511
Total	$445,117	$212,751

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The Company has agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017 and October 1, 2017. As of June 1, 2017, the Company satisfied its obligation to provide $7.5 million in accordance with the contribution schedule. The remaining commitment will be funded through cash on hand.

Through the HVAC segment, multiple capital lease obligations were acquired as part of the most recent acquisition that occurred during the quarter ended March 31, 2017. These obligations include leases on various vehicles and equipment that extend through 2020.

We have no other meaningful long-term debt obligations, purchase obligations or other long-term liabilities as of June 30, 2017 other than those previously mentioned related to the HVAC segment. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through July 31, 2019.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Sitestar v. Frank Erhartic, Jr.

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

Other Litigation

From time to time, we are subject to legal proceedings related to the conduct of our business. Based on the information available as of the date of this filing, we believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The Company is not primarily engaged, and does not propose to primarily engage, in the business of investing, reinvesting or trading in securities, and does not propose to operate in a manner that would cause it to acquire ‘investment securities’ (as defined in the Investment Company Act), having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items), calculated on an unconsolidated basis. The board of the Company has elected to eliminate any uncertainty in regard to the Company’s current status under the Act, and has confirmed pursuant to Rule 3a-2 adopted under the Act that the Company has a bona fide intent to be engaged primarily, as soon as is reasonably possible and in any event by the end of the one-year period beginning June 30, 2017, in various lines of business not constituting investment securities, including, but not necessarily limited to, internet services, HVAC and plumbing services and real estate. This bona fide intent is demonstrated by the Company’s internal operational plan (the ‘Plan’), prepared and submitted by the Company, which sets forth detailed and specific potential steps to use the Company’s capital and assets to grow certain operational lines of business. Pursuant to the Plan, the Company’s holdings of investment securities will constitute less than 40 percent of its total assets on an unconsolidated basis no later than one year from June 30, 2017.

Item 6.	Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity (unaudited) as of June 30, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: August 7, 2017	/s/ Steven L. Kiel
Steven L. Kiel
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)