Form 10-Q
period 2017-09-30
SITESTAR CORP
filed 2017-11-09
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares outstanding of Common Stock, $0.001 par value as of November 9, 2017 is 282,830,163.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SITESTAR CORPORATION

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$151,867	$2,607,370
Accounts receivable, net	481,123	212,751
Investments, at fair value	133,989	599,500
Other current assets	135,248	2,554,861
Total current assets	902,227	5,974,482
Real estate - held for resale	337,481	1,399,280
Real estate - held for investment, net	502,368	506,011
Property and equipment, net	371,497	143,464
Goodwill, net	1,991,994	1,553,745
Note receivable	226,000	—
Non-current investments, at fair value	12,067,983	—
Other assets	69,625	264,250
	15,566,948	3,866,750
Total assets	$16,469,175	$9,841,232
Liabilities and Stockholders' Equity
Current Liabilities
Deferred revenue	$239,748	$214,898
Notes payable, current	449,363	240,000
Accounts payable	180,692	77,918
Accrued bonus	110,000	51,855
Accrued expenses	108,294	71,532
Total current liabilities	1,088,097	656,203
Notes payable	209,272	25,000
Total long-term liabilities	209,272	25,000
Total liabilities	1,297,369	681,203
Stockholders' equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 294,526,821 and 204,152,616 shares issued; 282,830,163 and 190,230,163 shares outstanding	294,527	204,152
Additional paid-in-capital	23,538,493	19,096,858
Treasury stock, at cost, 11,696,658 and 13,822,453 common shares	(544,571)	(637,561)
Accumulated other comprehensive (loss) income	(16,928)	39,343
Accumulated deficit	(8,099,715)	(9,542,763)
Total stockholders' equity attributable to Sitestar Corporation Stockholders	15,171,806	9,160,029
Noncontrolling interest in consolidated subsidiaries	—	—
Total stockholders' equity	15,171,806	9,160,029
Total liabilities and stockholders' equity	$16,469,175	$9,841,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Revenues - internet operations	$314,202	$355,384	$977,629	$1,068,283
Revenues - HVAC	1,332,239	906,910	3,526,913	939,932
Revenues - real estate	324,044	404,923	1,216,190	1,992,371
Revenues - asset management	715,598	—	1,320,808	—
Total revenues	2,686,083	1,667,217	7,041,540	4,000,586
Cost of revenues - internet operations	81,144	70,290	237,098	290,043
Cost of revenues - HVAC	875,991	619,881	2,307,902	633,053
Cost of revenues - real estate	306,537	402,285	1,264,602	1,918,603
Cost of revenues - asset management	—	—	—	—
Total cost of revenues	1,263,672	1,092,456	3,809,602	2,841,699
Gross profit - internet operations	233,058	285,094	740,531	778,240
Gross profit - HVAC	456,248	287,029	1,219,011	306,879
Gross profit (loss) - real estate	17,507	2,638	(48,412)	73,768
Gross profit - asset management	715,598	—	1,320,808	—
Total gross profit	1,422,411	574,761	3,231,938	1,158,887
Selling, general and administrative expenses	606,378	634,338	1,909,650	1,152,715
Total operating expenses	606,378	634,338	1,909,650	1,152,715
Income from operations	816,033	(59,577)	1,322,288	6,172
Other (expense) income, net	(8,877)	93,779	120,760	98,350
Income before income taxes	807,156	34,202	1,443,048	104,522
Income tax benefit (expense)	—	—	—	—
Net income	807,156	34,202	1,443,048	104,522
Less: net income attributable to the noncontrolling interest	—	14,102	—	16,955
Net income attributable to Sitestar Corporation stockholders	$807,156	$20,100	$1,443,048	$87,567
Earnings per share, basic and diluted	0.00	0.00	0.01	0.00
Weighted average number of shares, basic and diluted	282,830,163	122,794,725	272,315,145	92,644,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Net income	$807,156	$34,202	$1,443,048	$104,522
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	(12)	—	(103)
Change in unrealized gains related to available-for-sale securities:
Change in fair value of available-for-sale securities	10,068	(21,694)	20,664	28,657
Adjustment for net (gains)/losses realized and included in net income	—	—	(76,935)	—
Total change in unrealized gains/losses on available-for-sale securities	10,068	(21,694)	(56,271)	28,657
Other comprehensive income (loss)	10,068	(21,706)	(56,271)	28,554
Comprehensive income	817,224	12,496	1,386,777	133,076
Less: comprehensive income attributable to the non controlling interest	—	14,102	—	16,955
Comprehensive income (loss) attributable to Sitestar Corporation stockholders	$817,224	$(1,606)	$1,386,777	$116,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated			Total
	Common		Additional	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Paid In Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2015	77,404,010	$91,327	$13,728,989	$(637,561)	$3,415	$(9,435,125)	$—	$3,751,045
Opening balance adjustment	100,000	—	—	—	—	—	—	—
Balance December 31, 2015 (restated)	77,504,010	91,327	13,728,989	(637,561)	3,415	(9,435,125)	—	3,751,045
Net (loss) income	—	—	—	—	—	(107,638)	—	(107,638)
Contributed capital	112,826,153	112,825	5,367,869	—	—	—	—	5,480,694
Loss on foreign exchange translation	—	—	—	—	(361)	—	—	(361)
Unrealized gain on investments	—	—	—	—	36,289	—	—	36,289
Balance December 31, 2016	190,330,163	204,152	19,096,858	(637,561)	39,343	(9,542,763)	—	9,160,029
Net income (loss)	—	—	—	—	—	1,443,048	—	1,443,048
Contributed capital	92,500,000	92,500	4,532,500	—	—	—	—	4,625,000
Unrealized (loss) gain on investments	—	—	—	—	(56,271)	—	—	(56,271)
Adjustment for share cancellation	—	(2,125)	(90,865)	92,990	—	—	—	—
Balance September 30, 2017	282,830,163	$294,527	$23,538,493	$(544,571)	$(16,928)	$(8,099,715)	$—	$15,171,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net income	$1,443,048	$104,522
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	—	55
Depreciation	82,309	23,236
Loss (gain) on sale of real estate	42,938	(213,454)
Gain on sale of available-for-sale securities	(76,935)	—
Gain on non-current investments	(1,317,983)	—
Loss on disposal of vehicle	8,110	—
Bad debt expense	15,281	4,383
Real estate valuation adjustment	58,742	—
(Increase) decrease in:
Accounts receivable, net	(283,653)	(247,828)
Other current assets	(80,387)	(21,888)
Increase (decrease) in:
Deferred revenue	24,850	(5,088)
Accounts payable	102,774	47,037
Accrued expenses	94,907	94,313
Net cash flows from operating activities	114,001	(214,712)
Cash flows from investing activities:
Proceeds from sale of real estate held for sale	683,832	1,568,699
Proceeds from sale of real estate held for investment	137,475	344,850
Improvements to real estate held for sale	(100,596)	(180,708)
Improvements to real estate held for investment	—	(17,542)
Proceeds from sale of marketable securities	486,175	—
Purchases of marketable securities	—	(2,486,403)
Proceeds from sale of domain names	200,000	—
Purchase of domain names	—	(56,250)
Purchase of property and equipment	(34,392)	—
Capitalized loan fees	(5,375)	—
Subsidiary acquisitions	(8,711,772)	(1,238,436)
Net cash flows from investing activities	(7,344,653)	(2,065,790)
Cash flows from financing activities:
Principal payments on note payable	(277,088)	(90,000)
Proceeds from notes payable	427,237	—
Proceeds from issuance of common stock	4,625,000	3,854,719
Net cash flows from financing activities	4,775,149	3,764,719
Net increase (decrease) in cash	(2,455,503)	1,484,217
Cash and cash equivalents at beginning of the period	2,607,370	184,731
Cash and cash equivalents at end of the period	$151,867	$1,668,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine Months Ended September 30, 2017 and 2016

	2017	2016
Non-cash supplemental information:
Unrealized loss (gain) on marketable securities reported as other comprehensive income	$56,271	$28,657
Issuance of note receivable on sale of real estate held for sale	$226,000	$—
Transfer of real estate held for resale to real estate held for investment	$125,000	$—
Transfer of real estate held for investment to real estate held for resale	$—	$152,003
Transfer of other current assets to investments	$2,500,000	$—
Adjustments to goodwill due to carryback obligations	$29,504	$—
HVAC equipment acquired through capital leases and debt obligations	$172,990	$—
HVAC acquisitions through notes payable	$100,000	$240,000

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

The Company operates through five reportable segments: Corporate, Internet Operations, HVAC Operations, Real Estate Operations, and Asset Management Operations. The management of the Company also continually reviews various investment opportunities, including in other lines of business.

Corporate

The corporate segment includes any revenue or expenses derived from corporate office operations as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Internet Operations

The Company operates its internet segment through Sitestar.net, a wholly-owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

HVAC Operations

The Company operates its HVAC segment through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest United States. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profit interests. Under the operating agreement, the Company has first claim to a portion of net income, with the remainder being allocated between the Company and JNJ Investments. JNJ Investments shall also be subject to a Loss Carryforward limitation in the event of a net loss.

As of September 30, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of $2.02 million which includes estimated earn outs of approximately $350,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016 and further described above, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Real Estate Operations

Sitestar created a wholly-owned real estate subsidiary on July 10, 2017 named EDI Real Estate, LLC. Through EDI Real Estate, LLC, Sitestar owns a real estate investment portfolio that includes 10 residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Asset Management Operations

Sitestar created a wholly-owned asset management subsidiary on October 10, 2016 named Willow Oak Asset Management, LLC (“Willow Oak”). As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, an unrelated private investment partnership that was launched on January 1, 2017. Under the operating agreement included in the Form 8-K, the Company may not make any withdrawal from its Capital Account until its Capital Account balance exceeds $50,000,000 and any partial withdrawal may not reduce the Capital Account balance below $50,000,000. Additionally, a full withdrawal shall not be permitted prior to a date five years after the effective date of the accompanying Side Letter. As previously reported in our Current Reports on Form 8-K filed with the SEC on January 26, 2017, the Company also committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC in the aggregate amount of $750,000. Under the operating agreement included in the Form 8-K, the Managing Member shall have sole discretion regarding the amounts and timing of Distributions to Members. The asset management segment did not produce revenue in 2016. Any expenses incurred in 2016 were allocated to the corporate segment. Starting January 1, 2017, all revenue earned and expenses incurred by this segment were allocated as such.

Willow Oak signed a fee share agreement on May 11, 2017 with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP, an unrelated private investment partnership. Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017.

Willow Oak signed a fee share agreement on June 13, 2017 with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also a Sitestar director. Under the Agreement, Willow Oak and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Sitestar.net, Inc., HVAC Value Fund, LLC, EDI Real Estate, LLC, and Willow Oak Asset Management, LLC. All intercompany accounts and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2017 (the “2016 Form 10-K”). The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Sales of HVAC services are typically paid via credit card or check upon completion of service. Sales that are not collected upon completion are generally to existing and repeat customers who have established a track record of timely payments. Historically, HVAC has not encountered issues with collectability of customer accounts. Accounts receivable more than 60 days are considered past due.

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

The Company performs an analysis of its goodwill as of December 31 annually, or whenever events or changes in circumstances indicate that the assigned values may no longer be appropriate. No impairment was recorded in 2016. During the quarter ended September 30, 2017, a net downward adjustment of $14,504 was made to goodwill held through the HVAC segment. This adjustment was the result of two previous sellers not meeting or exceeding the operational terms of carryback notes that were previously included as consideration for these acquisitions. See Note 3 for more information.

Other intangible assets consist of customer relationships, developed technology and software, trade names, and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. As of September 30, 2017, these intangible assets have been fully amortized. The remaining intangible assets consist of domain names attributed to the internet segment. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management’s own analysis and an independent third-party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

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

Asset Management Operations

The Company earns revenue from investments held through the asset management segment through various fee share agreements as well as through realized and unrealized gains and losses. Management fees earned are recorded and paid out monthly and are included in revenue on the condensed consolidated statement of income. Performance fees earned are accrued monthly, paid out yearly and are also included in revenue on the condensed consolidated statement of income. As non-current investments do not quality as available-for-sale securities, non-current investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In January 2017, the FASB issued ASU No. 2017-04 “Simplifying the Test for Goodwill Impairment”. The guidance eliminates the requirement to calculate “implied fair value of goodwill” (previously Step 2) from the goodwill impairment analysis. Companies are required to calculate the impairment of their goodwill based solely on the excess of the carrying value of the reporting unit over its fair value (previously Step 1). Companies are still allowed to perform an initial qualitative assessment for a reporting unit to determine if the quantitative assessment is necessary. This guidance is required to be adopted in fiscal years beginning after December 15, 2019 and early adoption is permitted.  The Company will adopt this new guidance for its 2017 goodwill impairment analysis.

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

On a pro forma basis, the business acquired on January 20, 2017 contributed revenues of $225,112, net income of $1,353, and additional selling, general and administrative expenses to HVAC Value Fund during the quarter ended September 30, 2017. The following unaudited pro forma summaries present consolidated information of HVAC Value Fund as if the current and previous year business combinations had occurred on January 1 of each respective fiscal year. Some of the pro forma information for the year ended December 31, 2016 was calculated using annualized, unaudited 2015 financial information, and pro forma information for the period ended September 30, 2017 was calculated using annualized, unaudited 2016 information, as information for the period from January 1, 2016 through the applicable subsidiary closing date is unavailable.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profit interests. Pro forma earnings for the quarter ended September 30, 2017 and for the year ended December 31, 2016 are reported as gross without deducting the profits share that otherwise would be attributable to JNJ Investments in accordance with the operating agreement between Sitestar Corporation and JNJ Investments.

Pro forma nine months ended September 30, 2017 (unaudited)	With January 20, 2017 acquisition
Revenue	$3,602,740
Earnings	$104,179

Pro forma year ended December 31, 2016 (unaudited)	With 2016 acquisitions (in aggregate)	With 2017 acquisition	Consolidated pro forma year ended December 31, 2016 (unaudited)
Revenue	$3,781,167	$1,456,685	$5,237,852
Earnings	$517,495	$295,886	$813,381

HVAC Value Fund did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The following tables summarize the consideration transferred to acquire each subsidiary and the amounts of identified assets acquired and liabilities assumed at the acquisition dates. Management continues to evaluate the valuation components of each acquisition on an ongoing basis.

June 2016 acquisitions (in aggregate)
Fair value of consideration transferred:
Cash	$160,000
Notes payable	$65,000
Fair value of assets acquired:
Vehicles	$35,000
Equipment	$13,700
Total identifiable assets	$48,700
Goodwill	$176,300
Subsequent adjustments	$(15,000)
Adjusted goodwill	$161,300

July 8, 2016 acquisition
Fair value of consideration transferred:
Cash	$375,000
Notes payable	$100,000
Fair value of assets acquired:
Goodwill	$475,000
Subsequent adjustments	$3,276
Adjusted goodwill	$478,276

July 15, 2016 acquisition
Fair value of consideration transferred:
Cash	$340,000
Notes payable	$100,000
Fair value of assets acquired:
Vehicles	$40,000
Total identifiable assets	$40,000
Goodwill	$400,000
Subsequent adjustments	$(17,780)
Adjusted goodwill	$382,220

October 1, 2016 acquisition
Fair value of consideration transferred:
Cash	$315,000
Preliminary fair value of assets acquired:
Vehicles	$20,000
Equipment	$5,000
Total identifiable assets	$25,000
Goodwill	$290,000

January 20, 2017 acquisition
Fair value of consideration transferred:
Cash	$460,000
Notes payable	$100,000
Assumed obligations	$169,255
Preliminary fair value of assets acquired:
Equipment	$119,684
Leased Vehicles	$143,590
Total identifiable assets	$263,274
Goodwill	$465,981

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The goodwill amounts noted above are attributable to the workforce of the acquired subsidiaries and the significant efficiencies expected to arise after acquisition by HVAC Value Fund. All of the goodwill was assigned to the HVAC segment.

As previously mentioned in Note 2 and as noted above, in the July 8, 2016 and July 15, 2016 acquisitions a net downward adjustment of $14,504 was made to goodwill during the quarter ended September 30, 2017. Part of the considerations paid for the July 2016 acquisitions were seller carryback notes. The notes were payable in full on July 11, 2017 and July 30, 2017 and were contingent on certain revenue targets and other operational conditions. As of the quarter ended September 30, 2017 it was determined by management that the revenue targets for the July 8, 2016 acquisition were exceeded, therefore, the payable amount increased and total consideration paid for the acquisition increased. As of the quarter ended September 30, 2017 it was also determined by management that the revenue targets for the July 15, 2016 acquisition were not met, therefore, the payable amount decreased and total consideration paid for the acquisition decreased.

As previously reported in the quarterly reported filed with the SEC on August 8, 2017 and as noted above, in the June 2016 acquisitions, a downward adjustment of $15,000 was made to goodwill during the quarter ended June 30, 2017. Part of the consideration paid for the June 2016 acquisitions was a $15,000 seller carryback note. The note was payable in full on July 1, 2017 contingent on certain revenue targets and other operational conditions. As of the quarter ended June 30, 2017 it was determined by management that neither the revenue targets nor the operational conditions had been met, therefore, the payable was no longer due and total consideration paid for the acquisition decreased.

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

	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2017 (unaudited)
Common Stock available for sale	$153,970	$—	$(19,981)	$133,989

	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2016
Common Stock available for sale	$563,211	$36,289	$—	$599,500

In the three and nine month period ended September 30, 2017, the Company recognized no realized gains or losses and $76,935 of realized gains, respectively. This compares to the three and nine month period ended September 30, 2016 when the Company recognized no realized gains or losses.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
September 30, 2017 (unaudited)
Alluvial Fund, LP	$10,000,000	$702	$1,317,281	$11,317,983
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$10,750,000	$702	$1,317,281	$12,067,983

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period. See description of these investments in Note 4 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
September 30, 2017 (unaudited)
Marketable securities	$133,989	$—	$—	$—	$133,989
Huckleberry Real Estate Fund II, LLC	$—	$—	$750,000	$—	$750,000
Alluvial Fund, LP	$—	$—	$—	$11,317,983	$11,317,983
Total investments	$133,989	$—	$750,000	$11,317,983	$12,201,972

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2016
Marketable securities	$599,500	$—	$—	$—	$599,500

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. For the year ended December 31, 2016, goodwill held at year end was determined to be valued appropriately and no impairment existed. During the quarter ended September 30, 2017, a net downward adjustment of $14,504 was made to goodwill held through the HVAC segment. This adjustment was the result of previous sellers not meeting or exceeding the revenue targets of carryback notes that were previously included as consideration for the acquisition. See Note 3 for more information.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. For the quarter ended September 30, 2017, the Company adjusted the carrying value of properties held downward by $10,001. For the year ended December 31, 2016, the Company adjusted the carrying value of properties held downward by $152,411. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property.

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	2017	2016
Automobile	$264,778	$115,688
Computers and equipment	178,341	36,030
Furniture and fixtures	25,206	25,206
	468,325	176,924
Less accumulated depreciation	(96,828)	(33,460)
Property and equipment, net	$371,497	$143,464

Depreciation expense was $65,258 for the nine months ended September 30, 2017 and $10,172 for the year ended December 31, 2016. Increased automobile, computers, and equipment are the result of acquisitions in the HVAC operations and new servers purchased related to the internet segment.

NOTE 7. REAL ESTATE

As of September 30, 2017, the Company owned 10 residential properties, one commercial property, and interests in several lots. The Company sold three residential properties in the quarter ended September 30, 2017 for gross proceeds of $299,900 and net proceeds of $271,037. The carrying value of the three properties sold was $275,541. The Company did not purchase any properties in the quarter ended September 30, 2017.

Real Estate Held for Investment

As of September 30, 2017, the Company accounted for eight residential properties as held for investment. The leases in effect as of the quarter ended September 30, 2017 are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $17,051 for the nine months ended September 30, 2017. Total accumulated depreciation as of September 30, 2017 totaled $81,057. These properties held for investment were carried on the balance sheet at $502,368.

Real Estate Held for Resale

As of September 30, 2017, the Company accounted for two residential properties, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $337,481.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 8. NOTES PAYABLE

Notes payable at September 30, 2017 and December 31, 2016 consist of the following:

	2017	2016
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	25,000	250,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	73,838	15,000
Interest bearing amount due on line of credit through HVAC Value Fund, LLC	289,637	—
Equipment and vehicle capital leases acquired by HVAC Value Fund, LLC	132,560
Interest bearing amount due on real estate held for investment through EDI Real Estate, LLC	137,600	—
Less current portion	(449,363)	(240,000)
Long-term portion	$209,272	$25,000

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. HVAC Value Fund made five acquisitions in the year ended December 31, 2016 and one additional acquisition in the quarter ended March 31, 2017. Four of the five acquisitions made in the year ended December 31, 2016 resulted in a note payable to the seller. The non-interest bearing note payable was due July 1, 2017 in the amount of $15,000, and was contingent on meeting a revenue target and other operational conditions. As mentioned in Note 3, the revenue targets and operational conditions were not met, resulting in the note being written off. There were three separate interest bearing notes payable as of the quarter ended June 30, 2017. The first interest bearing note payable accrues interest at 7% annually. $25,000 was payable on June 16, 2017 and $25,000 is payable on June 16, 2018. These payments are contingent on meeting revenue targets and other operational conditions. The second interest bearing note payable is for $100,000 and bears interest at 6% annually. This note was due July 11, 2017 and was contingent on meeting revenue targets and other operational conditions. As mentioned in Note 3, the revenue targets and operational conditions were not met, resulting in the note being written down. The third interest bearing note payable was for $100,000 and bears interest at 7% annually. This note was due July 30, 2017 and was contingent on meeting revenue targets and other operational conditions. As mentioned in Note 3, the revenue targets and operational conditions were exceeded, and per the purchase agreement, resulted in an increased payout. The acquisition made in the quarter ended March 31, 2017 also resulted in a $100,000 note payable to the seller. The payment amounts are contingent on meeting quarterly revenue targets.

During the quarter ended September 30, 2017, EDI Real Estate, LLC entered into two promissory notes, each secured by a property held for investment.  These notes pay interest quarterly and are due September 15, 2022 with early payoff permitted.

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the nine months ended September 30, 2017 and December 31, 2016, bad debt expense was $15,281 and $34, respectively. For the nine months ended September 30, 2017 and December 31, 2016, accounts receivable were $481,123 and $212,751, respectively. The increase in accounts receivable is the result of the formation of the HVAC subsidiary and a seller financing arrangement for a residential property sold during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, accounts receivable consisted of the following:

	2017	2016
Gross accounts receivable	$483,123	$213,624
Less allowance for doubtful accounts	(2,000)	(873)
Accounts receivable, net	$481,123	$212,751

NOTE 10. SEGMENT INFORMATION

As of September 30, 2017, the Company has five business units with separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into five reportable segments: Corporate, Internet, HVAC, Real Estate, and Asset Management.

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

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended September 30, 2017, the internet segment generated revenue of $295,371 in the United States and revenue of $18,831 in Canada. This compares to the quarter ended September 30, 2016 where the internet segment generated revenue of $331,480  in the United States and revenue of $23,904 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016. No comparable financial information exists for the asset management segment because it did not commence operations until January 1, 2017. Also note that the HVAC segment did not commence operations until June 14, 2016.

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Three months ended September 30, 2017
Revenues	$—	$314,202	$1,332,239	$324,044	$715,598	$2,686,083
Cost of revenue	$—	$81,144	$875,991	$306,537	$—	$1,263,672
Net income (loss) before income taxes	$(167,120)	$172,415	$119,681	$8,126	$674,054	$807,156
Goodwill	$—	$212,445	$1,779,549	$—	$—	$1,991,994
Identifiable assets	$201,291	$315,754	$2,787,303	$1,072,849	$12,091,978	$16,469,175

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Three months ended September 30, 2016
Revenues	$—	$355,384	$906,910	$404,923	$—	$1,667,217
Cost of revenue	$—	$70,290	$619,881	$402,285	$—	$1,092,456
Net income (loss) before income taxes	$(315,062)	$285,847	$66,370	$(2,953)	$—	$34,202
Goodwill	$—	$212,445	$1,053,851	$—	$—	$1,266,296
Identifiable assets	$3,840,647	$614,610	$1,921,609	$2,117,404	$—	$8,494,270

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Nine months ended September 30, 2017
Revenues	$—	$977,629	$3,526,913	$1,216,190	$1,320,808	$7,041,540
Cost of revenue	$—	$237,098	$2,307,902	$1,264,602	$—	$3,809,602
Net income (loss) before income taxes	$(403,869)	$585,930	$88,774	$(68,810)	$1,241,023	$1,443,048
Goodwill	$—	$212,445	$1,779,549	$—	$—	$1,991,994
Identifiable assets	$201,291	$315,754	$2,787,303	$1,072,849	$12,091,978	$16,469,175

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Nine months ended September 30, 2016
Revenues	$—	$1,068,283	$939,932	$1,992,371	$—	$4,000,586
Cost of revenue	$—	$290,043	$633,053	$1,918,603	$—	$2,841,699
Net income (loss) before income taxes	$(645,927)	$614,670	$74,922	$60,857	$—	$104,522
Goodwill	$—	$212,445	$1,053,851	$—	$—	$1,266,296
Identifiable assets	$3,840,647	$614,610	$1,921,609	$2,117,404	$—	$8,494,270

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 11. ADJUSTMENT TO OPENING BALANCE NUMBER OF SHARES AND CANCELLATION OF TREASURY SHARES

During the quarter ended March 31, 2017, management was made aware of a clerical error that affected the reported number of treasury shares held as of December 31, 2016. It was discovered that the number of treasury shares held was overstated by 100,000 shares, which in turn understated the total number of shares outstanding by the same amount. The Company has concluded that a full restatement is not necessary as the total misstatement accounts for 0.035% of the total number of shares outstanding and no per share metrics were effected. This error dates back to records kept by prior management, but has since been reconciled and corrected.  Further, management is actively working to cancel existing treasury shares. As noted on the condensed consolidated balance sheets and the condensed consolidated statements of stockholders’ equity, as of the quarter ended September 30, 2017, 2,125,795 treasury shares have been cancelled.

As of November 9, 2017, the correct number of shares outstanding is 282,830,163 and the correct number of treasury shares held is 11,696,658.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events from September 30, 2017 through November 9, 2017, the date the unaudited condensed consolidated financial statements were issued.  Management concluded that no subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the quarter ended September 30, 2017. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

•

HVAC Operations: The Company operates its HVAC Operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. As of September 30, 2017, HVAC Value Fund had closed on six acquisitions totaling $2,015,000, plus estimated earn outs of approximately $350,000.

•

Real Estate Operations: Sitestar owns a real estate investment portfolio through EDI Real Estate, LLC that includes residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

•

Asset Management Operations: Sitestar created a wholly-owned asset management subsidiary on October 10, 2016 named Willow Oak Asset Management, LLC (“Willow Oak”). As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, an unrelated private partnership that was launched on January 1, 2017. As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, on January 24, 2017 Willow Oak entered into a certain Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC (“Huckleberry Fund”) dated as of January 24, 2017. Future investments of this nature will operate under Willow Oak and all related revenues and expenses will be allocated to the asset management segment accordingly. Sitestar, through its wholly-owned subsidiary, Willow Oak signed a fee share agreement on May 11, 2017 with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP. Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017. Willow Oak signed a fee share agreement on June 13, 2017 with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also a Sitestar director. Under the Agreement, Willow Oak Asset and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner.

Summary of Financial Performance

Common stockholders’ equity increased from $9,160,029 at December 31, 2016 to $15,171,806 at September 30, 2017. The change was mostly attributable to $4,625,000 of additional common stock issued. This change was also driven by $585,930 of comprehensive income in the internet segment, $88,774 of comprehensive income in the HVAC segment, $68,810 of comprehensive loss from the real estate segment, $1,241,023 of comprehensive income in the asset management segment, and $460,140 of comprehensive loss in the corporate segment. The comprehensive loss attributable to the corporate segment was offset by realized capital gains from investments in marketable securities of $76,940. Corporate expenses for the nine months ended September 30, 2017 totaled $482,561.

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

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
ASSETS
Cash and equivalents	$151,867	$2,231,807	$4,573,708	$2,607,370
Investments, at fair value	12,201,972	8,978,684	6,075,884	599,500
Real estate, total	839,849	1,102,158	1,098,758	1,905,291
Accounts receivables, net	481,123	440,403	260,051	212,751
Goodwill and other assets	2,794,364	2,763,402	2,976,470	4,516,320
Total assets	$16,469,175	$15,516,454	$14,984,871	$9,841,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$239,748	$247,873	$238,941	$214,898
Accounts payable	180,692	220,631	92,953	77,918
Accrued expenses	218,294	195,414	219,602	123,387
Notes payable and other liabilities	658,635	497,954	528,676	265,000
Total liabilities	1,297,369	1,161,872	1,080,172	681,203
Total stockholders’ equity	15,171,806	14,354,582	13,904,699	9,160,029
Total liabilities and stockholders’ equity	$16,469,175	$15,516,454	$14,984,871	$9,841,232

Results of operations

Corporate

In the quarter ended September 30, 2017 the corporate segment produced a total of $97,029 of comprehensive loss. This includes $10,068 of other comprehensive income which was generated as a result of unrealized capital gains from the ownership of marketable securities. Expenses totaled $108,849. This compares to corporate expenses of $315,301 incurred during the quarter ended September 30, 2016. Expenses were higher during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2017 primarily due to increased accounting and legal expenses related to outsourced accounting roles and legacy legal matters. Accounting and legal roles have since been brought in-house.

Internet Operations

As of September 30, 2017, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during the three months ended September 30, 2017. Additionally, competitive pressures have negatively affected our ongoing revenue. Accordingly, revenue has continued to decline, though at a slower pace than previous years, as noted below.

Revenue attributed to the internet segment during the quarter ended September 30, 2017 totaled $314,202. While this was a decrease of $41,182 when compared to revenue generated in this segment during the quarter ended September 30, 2016 totaling $355,384, income from operations reported for the segment decreased by only $19,426 during the same time period. The year over year revenue decline from the quarters ended September 30, 2017 and 2016 was 11.6%. This was a slight improvement from the year over decline of 11.7% reported at the year ended December 31, 2016 compared to the year ended December 31, 2015. The year over year revenue decline is the result of fewer customer renewals and the absence of new customers.

The cost of revenue during the quarter ended September 30, 2017 totaled $81,144. This was an increase of $10,854 when compared to the cost of revenue in this segment during the quarter ended September 30, 2016 totaling $70,290. This increase was the result of a temporary contract price decrease experienced during the quarter ended September 30, 2016.

As noted in the quarterly report filed on August 8, 2017, during the quarter ended June 30, 2017, the internet segment closed on the sale of First.com, a domain name that has been actively marketed since the first quarter of 2016. The domain name had a cost basis of $200,000 and was sold for net proceeds of $200,000, which includes broker and commission fees paid. This transaction was reported in other income during the quarter ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The table below provides a summary of income statement figures over time. These figures are specific to the internet segment and are presented for the quarterly periods designated below.

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Revenues	$314,202	$328,341	$335,086	$347,005
Cost of revenue	81,144	76,145	79,809	79,471
Operating expenses	61,299	68,214	94,024	66,375
Other income	656	2,771	54,309	6,382
Other comprehensive income (loss)	—	—	—	(258)
Comprehensive income (loss)	$172,415	$186,753	$215,562	$207,283

Management is currently identifying the market value for domain names in order to assess potential income opportunities. Management also evaluates domain names available for purchase in order to generate new revenue from customers who utilize the domains.

Effective January 1, 2016, we have improved and restructured our internal reporting in the internet segment. Our current sales mix of customers consists of approximately 69% internet access and 31% web hosting and storage. Approximately 91% of our customer accounts are managed by our U.S. operations and 9% of our customer accounts are managed by our Canada operations. Revenue generated by our U.S. operations totaled $295,371 and revenue generated by our Canada operations totaled $18,831 during the quarter ended September 30, 2017. This compares to revenue generated by our U.S. operations of $330,480 and revenue generated by our Canada operations of $23,904 during the quarter ended September 30, 2016.

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC, a wholly-owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona and throughout the Southwest. After gaining experience with HVAC acquisitions, management noted the complementary nature of plumbing providers and completed two acquisitions where a significant amount of their revenue originated from plumbing services. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. HVAC Value Fund closed on five acquisitions totaling $1,455,000 during the year ended December 31, 2016. During the nine months ended September 30, 2017, HVAC Value Fund closed on one additional acquisition totaling $560,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016 and discussed further herein, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, all of our acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Our HVAC operations generated revenue of $1,332,239 during the quarter ended September 30, 2017. Cost of revenue totaled $875,991 and operating expenses totaled $322,639. Other expenses totaled $13,928. The other expenses are related to the interest portion of the notes payable incurred by HVAC Value Fund as well as a loss incurred on the disposal of an asset. Comprehensive income for the quarter ended September 30, 2017 totaled $119,681. This compares to the quarter ended September 30, 2016, when HVAC operations generated revenue of $906,910, cost of revenue totaled $619,881, operating expenses totaled $219,537 and comprehensive income for the quarter totaled $66,370. Management notes that for the quarter ended September 30, 2016, HVAC Value Fund had closed only four of the six currently held acquisitions.

Real Estate Operations

As of September 30, 2017, we owned 10 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. From December 14, 2015 through the end of 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2015, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company sold three residential properties in the quarter ended September 30, 2017 for gross proceeds of $299,900 and net proceeds of $271,037. The carrying value of the three properties sold was $275,541. Two of these properties were previously held for sale, while the other property was held for investment and sold through a tenant purchase option. No properties were acquired during this time period or subsequent to the quarter ending. We continue to market for sale or prepare to market for sale each property in the held for resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents have been engaged to market the remaining properties listed for resale.

We own several rental properties managed by a third-party property management company. As of September 30, 2017, we had eight properties available for rent. All rental properties were occupied. The leases in effect as of the quarter ended September 30, 2017 are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties. All eight properties were current with regard to tenant payments as of September 30, 2017. This is comparable to the quarter ended September 30, 2016 when we also had eight properties available for rent with all of the properties occupied and current with regard to tenant payments.

During the quarter ended September 30, 2017, the Company generated rental revenue of $24,144, net of bad debt expense. The cost of revenue totaled $6,081. This compared to rental revenue of $27,023, net of bad debt during the quarter ended September 30, 2016. The cost of revenue during the comparison period totaled $11,104. The decrease in cost of revenue was the result of improved maintenance of the rental properties by our third-party property manager.

Depreciation expense totaled $5,304 for the quarter ended September 30, 2017. Total accumulated depreciation as of September 30, 2017 totaled $81,057.

Asset Management Operations

The Company operates its asset management business through a wholly-owned subsidiary, Willow Oak Asset Management, LLC (“Willow Oak”). This subsidiary was formed on October 10, 2016. As of the quarter ended September 30, 2017, all four $2.5 million payments of the $10 million seed investment in Alluvial Fund, as previously described, have been made. Willow Oak earns revenues through a fee share arrangement with Alluvial Fund, LP. In accordance with GAAP, for financial reporting purposes, all Alluvial Fund investment gains and losses are reported as revenue on the condensed consolidated statement of income. For tax purposes, the realized portion of these gains will be taxable. Fees earned from the fee share agreement specific to management fees are paid monthly and reported as revenue. Fees earned from the fee share agreement specific to performance are accrued monthly and reported as revenue. These fees are paid out annually and may fluctuate throughout the year.

Willow Oak entered into a certain Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC (“Huckleberry Fund”) dated as of January 24, 2017 (the “Operating Agreement”). In connection with entering into the Operating Agreement, Willow Oak also entered into a certain Side Letter Agreement dated January 23, 2017 (the “Side Letter”) with Huckleberry Fund and Huckleberry Capital Management, LLC (“Huckleberry Management”), an unaffiliated and unrelated New Jersey limited liability company and registered investment adviser. Under the terms of the Operating Agreement and the Side Letter, Willow Oak subscribed for a membership interest in Huckleberry Fund, a Delaware limited liability company and private investment fund managed by Huckleberry Management and organized to invest in the Oak Street properties real estate project in Lakewood, New Jersey. In connection with our subscription for a membership interest in Huckleberry Fund, Willow Oak committed to make a capital contribution to Huckleberry Fund in an aggregate amount of at least $750,000, which was made during the quarter ended March 31, 2017.

Willow Oak signed a fee share agreement on May 11, 2017 with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP. Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017.

Willow Oak signed a fee share agreement on June 13, 2017 with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also a Sitestar director. Under the Agreement, Willow Oak Asset and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the quarter ended September 30, 2017 the asset management segment produced a total of $674,054 of comprehensive income which was generated as a result of unrealized capital gains recognized as revenue from its partnership with Alluvial Fund, LP. As previously noted, these non-current securities are marked to market at the end of each reporting period and unrealized gains and losses are recognized as revenue in the period of adjustment. Expenses totaled $41,544. These expenses were primarily legal and consulting fees related to the launch of the Bonhoeffer Fund, LP. No comparable figures exist for the quarter ended September 30, 2016 as the asset management subsidiary did not commence activities until January 1, 2017.

Financial Condition, Liquidity and Capital Resources

Cash and equivalents totaled $151,867 at quarter end September 30, 2017 compared to $2,607,370 at year end December 31, 2016. This decrease in cash and equivalents is the result of our investments in Alluvial Fund and an acquisition by our HVAC segment. During this time period, net accounts receivable increased to $481,123 from $212,751 due to increased sales related to the HVAC segment during the quarter ended September 30, 2017.

Accounts payable increased to $180,692 at quarter end September 30, 2017 compared to $77,918 at year end December 31, 2016. Accrued expenses increased to $158,271 from $71,532 during this time period. The increases in accounts payable and accrued expenses are also due to increased activity in the HVAC segment in the quarter ended September 30, 2017. Accrued bonus increased to $110,000 from $51,855 during this time period. Deferred revenue increased to $239,748 from $214,898 during this time period. Fluctuation in accrued bonus and deferred revenue are cyclical differences based on the timing of bonuses paid and the renewal of customer subscriptions in the internet segment.

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

The aging of accounts receivable as of September 30, 2017 and December 31, 2016 is as shown:

	September 30, 2017	December 31, 2016
Current	$291,269	$155,224
30 – 60 days	$56,270	$14,016
60 + days	$135,584	$43,511
Total	$483,123	$212,751

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

The Company has agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017 and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule.

Through the HVAC segment, multiple capital lease obligations were acquired as part of the most recent acquisition that occurred during the quarter ended March 31, 2017. These obligations include leases on various vehicles and equipment that extend through 2020.

Through the asset management segment, a lease on office space in New York City will commence on October 1, 2017.  This lease extends through September 30, 2020.  All related expenses will be allocated to the asset management segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We have no other meaningful long-term debt obligations, purchase obligations or other long-term liabilities as of September 30, 2017 other than those previously mentioned related to the HVAC and asset management segment. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through July 31, 2019, and for leased office space for Willow Oak Asset Management, LLC, which extends through September 30,2020.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of September 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

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
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity (unaudited) as of September 30, 2017 and December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: November 9, 2017	/s/ Steven L. Kiel
Steven L. Kiel
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)