Form 10-K
period 2017-12-31
SITESTAR CORP
filed 2018-03-30
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).☐ Yes    ☒ No

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,773,282 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.001 par value as of March 30, 2018 is 297,905,346.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2018 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 19, 2018, are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties which may affect the Company's business and prospects, including changes in economic and market conditions, acceptance of the Company’s products and services, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10-K, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

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

As of December 31, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of $2.02 million which includes estimated earn-outs of approximately $350,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and further described above, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Real Estate Operations

Sitestar created a wholly owned real estate subsidiary on July 10, 2017 named EDI Real Estate, LLC to hold Sitestar’s legacy portfolio of real estate. Through EDI Real Estate, LLC, Sitestar owns a real estate investment portfolio that includes ten residential properties, vacant land, and one commercial property. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, KY region where Mt Melrose is focused. The Mt Melrose management team will be responsible for growing this business.

Asset Management Operations

Sitestar created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). The asset management segment did not produce revenue in 2016. Any expenses incurred in 2016 were allocated to the corporate segment. Starting January 1, 2017, all revenue earned and expenses incurred by this segment were allocated as such.

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017. Under a side letter agreement between Willow Oak, Alluvial Fund and the fund’s general partner, Willow Oak may not make a full withdrawal from its capital account prior to a date five years after the effective date of the side letter agreement. The Alluvial Fund focuses on investing in deeply mis-priced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly-traded issues and special situations, seeking to identify value that the market has yet to recognize.

As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, the Company, through Willow Oak, also committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. Under the operating agreement included in the Form 8-K, the fund’s managing member shall have sole discretion regarding the amounts and timing of any distributions to the members of the fund.

Willow Oak signed a fee share agreement on May 11, 2017, with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP, a private investment partnership (also doing business as “Ironwood Capital Allocation Partners” or “Ironwood Fund”). Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017. The Ironwood Fund utilizes a value investing methodology focused on: companies it believes will compound at a superior rate over the long term, special situations and companies it believes are valued by the market significantly below its estimate of their intrinsic value.

Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also a Sitestar director. Under the agreement, Willow Oak and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. The Bonhoeffer Fund utilizes a value-oriented approach to invest in undervalued businesses worldwide that are in a state of distress and/or transition, but also exhibit recurring revenue.

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

There are currently laws and regulations directly applicable to access or commerce on the internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security, and the convergence of traditional telecommunications services with Internet communications. We may be positively or negatively affected by the repeal, modification, or adoption of various laws and regulations. These changes may occur at the international, federal, state, and local levels, and may cover a wide range of issues.

HVAC Operations

HVAC Value Fund, LLC is an Arizona-based HVAC and plumbing company focused on repairs, replacements, and equipment maintenance. Our customer base consists of apartment communities, single family homes, condos, and property management companies, with a small portion of our work falling into the commercial category. We are focused on growing both organically and through acquisitions. Since inception of this subsidiary, we have acquired small to mid-sized HVAC and plumbing companies where the owners needed an exit strategy and where we expected to retain the existing customer and employee base.

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

State and municipal laws and regulations govern the real estate industry and do not vary significantly from one community to another. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern rental properties and also do not vary significantly throughout our real estate holding areas.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, KY region where Mt Melrose is focused. The Mt Melrose management team will be responsible for growing this business.

Asset Management Operations

Sitestar created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). Willow Oak operations commenced on January 1, 2017, at which point all revenue earned and expenses incurred by this segment were allocated as such.

During Willow Oak’s first year of activity, the subsidiary entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement.  Through Willow Oak, the Company continues to look for unique investment opportunities.

Employees

As of March 30, 2018, we employed eight full-time individuals through the corporate, internet, real estate, and asset management segments and 28 full-time employees through the HVAC segment. We also utilize outside contractors as necessary to assist with financial reporting, technical support, and customer service. Our employees are not unionized, and we consider relations with employees to be favorable.

Available Information

Sitestar files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company also makes available free of charge on or through the Company’s internet website, http://www.sitestarcorp.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 1A.	RISK FACTORS

This Item 1A “Risk Factors” is not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company operates its Corporate, Internet, and Real Estate Operations remotely – that is, without dedicated office space. The principal office of our HVAC Operations is a mix of office and industrial warehouse space leased by HVAC Value Fund, LLC. The approximately 3,750 square feet of leased space is located in Peoria, Arizona. The principal office for our Asset Management Operations is office space leased by the Company located in New York, New York.

As of December 31, 2017, the Company owns various real estate properties including ten residential properties, one commercial property, and interests in several lots. Subsequent to December 31, 2017, two lots of vacant land and one property held for sale have been sold.

Subsequent to December 31, 2017, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky pursuant to the Purchase Agreement.  This first tranche of real properties was acquired for total consideration of $3,814,500, which was payable as follows:

•	By payment of $500,000 to Seller in cash;
•	By Purchaser’s assumption of $1,798,713 of outstanding indebtedness secured by the acquired real properties; and
•	The balance by issuance to Seller of 15,075,183 shares of the Company’s common stock.

The Company owns a 12,000-square-foot office building located at 29 West Main Street, Martinsville, Virginia. This property was acquired in 1998 by Neocom Microspecialists, Inc., a company we later acquired. This facility was closed in 2010. It is currently vacant and being marketed for sale.

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

Sitestar’s Common Stock is listed on the OTC QB Markets (“OTCQB”) under the symbol “SYTE”.

The following tables set forth the high and low closing bid quotations reported on the OTCQB for each calendar quarter for 2016 and 2017. Such quotations reflect inter-dealer prices, without retail markup, markdown, or commissions and may not necessarily represent actual transactions.

2016	High Bid	Low Bid
First Quarter	$0.06	$0.05
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.07
Fourth Quarter	$0.08	$0.08

2017
First Quarter	$0.08	$0.06
Second Quarter	$0.09	$0.07
Third Quarter	$0.12	$0.09
Fourth Quarter	$0.12	$0.10

Record Holders

As of March 30, 2018, we had approximately 133 shareholders of record. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

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

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items from management’s view. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the years ended December 31, 2017, and December 31, 2016, included in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Summary of Financial Performance

Common stockholders’ equity increased from $9,160,029 at December 31, 2016, to $15,890,655 at December 31, 2017. The change was mostly attributable to $4,625,000 of additional common stock issued through a private placement. This change was also driven by $782,313 of comprehensive income in the internet segment, $106,701 in comprehensive loss in the HVAC segment, $100,693 in comprehensive loss from the real estate segment, $2,164,221 in comprehensive income from the asset management segment and $633,514 of other comprehensive loss in the corporate segment. The other income attributable to the corporate segment was primarily the result of realized capital gains from investments in marketable securities. Corporate expenses for the year totaled $660,333.

Financial Condition, Liquidity, and Capital Resources

Sitestar carries out its business strategy in four operating segments: Internet Operations, HVAC Operations, Real Estate Operations, and Asset Management Operations. Our primary focus is on generating cash flow from operations. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these four segments or the Company’s historical operations. An example of this is the introduction and growth of our HVAC Segment, which occurred during the year ended December 31, 2016. This also applies to our Asset Management Segment, which commenced operations on January 1, 2017. Prior to our management change in December 2015, the Company was solely focused on the internet and real estate segments.

Sitestar currently believes that its existing balances of cash, cash equivalents, and cash generated from operations and from the sale of its legacy real estate portfolio in Virginia will be sufficient to satisfy its currently anticipated cash requirements through at least the next 12 months and the foreseeable future. Our liquidity could be negatively affected if we were to make additional acquisitions, including the acquisition of additional properties under the Mt Melrose Purchase Agreement, which may necessitate the need to raise capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to us.

The aging of accounts receivable as of December 31, 2017, and December 31, 2016, is as shown:

	December 31, 2017	December 31, 2016
Current	$225,114	$155,224
30 – 60 days	$59,425	$14,016
60 + days	$112,341	$43,511
Total	$396,880	$212,751

We have no material capital expenditure requirements.

HVAC Value Fund, LLC typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. Four of the five HVAC acquisitions that occurred during the year ended December 31, 2016, resulted in notes payable to the sellers. As of December 31, 2017, three of these notes have been paid in full. The remaining notes payable as of December 31, 2017, consisted of the following:

	2017	2016
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	$25,000	$250,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	64,804	15,000
Interest bearing amount due on line of credit through HVAC Value Fund, LLC	220,485	—
Equipment and vehicle capital leases acquired by HVAC Value Fund, LLC	116,987
Interest bearing amount due on real estate held for investment through EDI Real Estate, LLC	137,600
Less current portion	(370,802)	(240,000)
Long-term portion	$194,074	$25,000

During the year ended December 31, 2017, EDI Real Estate, LLC entered into two promissory notes, each secured by a property held for investment. These notes pay interest quarterly and are due September 15, 2022 with early payoff permitted.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2017, nor at any time from January 1, 2016, through December 31, 2017.

Subsequent to December 31, 2017, on January 10, 2018, our new, wholly owned subsidiary, Mt Melrose, LLC (“Purchaser”), a Delaware limited liability company entered into a certain Cash Flow Agreement with Mt. Melrose, LLC (“Seller”), a Kentucky limited liability company (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the Mt Melrose Purchase Agreement, the parties agreed after January 10, 2018 until such time as the parties consummate the relevant closing as to each real property under the Mt Melrose Purchase Agreement, Seller assigns to Purchaser all of the income, rents, receivables and revenues arising from or issuing out of such real property, and Purchaser assumes Seller’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Under the Cash Flow Agreement, Purchaser is responsible for Seller’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties; Seller’s real property taxes with respect to the real properties due and attributable to the periods from and after the effective date; and Seller’s ordinary expenses of operating the real properties, actually incurred, to the extent attributable to de minimis repairs, recurring maintenance services and/or water, electricity, sewer, gas, telephone or other similar utility charges.  However, the risk of loss and casualty damage with respect to all or any portion of the real properties will continue to be borne by Seller up to and including the actual time of the relevant closing respecting such real property.

Based on the 81 real properties presently outstanding for purchase under the Purchase Agreement, Purchaser presently is obligated under the Cash Flow Agreement for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $40,698 per month, (ii) insurance of $4,619 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $60,000 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate.

Contractual Obligations

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, on September 19, 2016, the Company announced that it had entered into a letter of intent agreement with Alluvial Capital Management, LLC (“Alluvial Capital”) to make a seed investment through Willow Oak Asset Management in the Alluvial Fund, LP, a private investment partnership that was launched by Alluvial Capital on January 1, 2017 (“Alluvial Fund”). Alluvial Capital acts as the general partner and the Company, through Willow Oak Asset Management, has invested in Alluvial Fund as a limited partner.

The Company agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction.  Under the terms of the amendment to the Alluvial Side Letter Agreement, to the extent that funds withdrawn by Willow Oak are replaced coincidentally by funds from a third party, Willow Oak is no longer subject to the former “lockup” restrictions, which formerly conditioned any withdrawals upon Willow Oak having a $50,000,000 capital account balance. Arquitos Capital Partners, LP, which is managed by our Chief Executive Officer, Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial, to replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

Through the HVAC segment, multiple capital lease obligations were acquired as part of the most recent acquisition that occurred during the quarter ended March 31, 2017. These obligations include leases on various vehicles and equipment that extend through 2020.

Through the asset management segment, a lease on office space in New York City commenced on October 1, 2017.  This lease extends through September 30, 2020. All related expenses will be allocated to the asset management segment.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky pursuant to the Purchase Agreement.  This first tranche of real properties was acquired for total consideration of $3,814,500, which was payable as follows:

•	By payment of $500,000 to Seller in cash;
•	By Purchaser’s assumption of $1,798,713 of outstanding indebtedness secured by the acquired real properties; and
•	The balance by issuance to Seller of 15,075,183 shares of the Company’s common stock.

On January 10, 2018, the Mt Melrose purchase entered into a certain Cash Flow Agreement with the Mt Melrose seller (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the Purchase Agreement described above, the parties have agreed that as of and from and after January 10, 2018, until such time as the parties consummate the relevant closing as to each real property under the Purchase Agreement, Seller will assign to Purchaser all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and Purchaser will assume Seller’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Under the Cash Flow Agreement, Purchaser is responsible for Seller’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties; Seller’s real property taxes with respect to the real properties due and attributable to the periods from and after the effective date; and Seller’s ordinary expenses of operating the real properties, actually incurred, to the extent attributable to de minimis repairs, recurring maintenance services, and/or water, electricity, sewer, gas, telephone, or other similar utility charges.  However, the risk of loss and casualty damage with respect to all or any portion of the real properties will continue to be borne by Seller up to and including the actual time of the relevant closing respecting such real property.

Based on the 81 real properties presently outstanding for purchase under the Purchase Agreement, Purchaser presently is obligated under the Cash Flow Agreement for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $40,698 per month, (ii) insurance of $4,619 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $60,000 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of December 31, 2017, other than those previously mentioned related to the HVAC and asset management segment. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through July 31, 2019, and for leased office space for Willow Oak Asset Management, LLC, which extends through September 30, 2020.

Results of Operations

Corporate

In the year ended December 31, 2017, the corporate segment produced $61,350 of other income related primarily to realized gains on the sales of marketable securities. As of December 2017, these types of investments will no longer be held at the corporate level. Corporate expenses totaled $660,333. This compares to $50,004 of other income and corporate expenses of $804,712 incurred during the year ended December 31, 2016. Expenses were lower during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to decreased accounting expenses and decreased legal expenses. This was offset by increased consulting expenses and increased payroll expenses.

Internet Operations

As of December 31, 2017, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2017. Additionally, competitive pressures have negatively affected our ongoing revenue. Accordingly, internet segment revenue is slowly declining, though at a slower pace than previous years, as noted below.

Revenue attributed to the internet segment during the year ended December 31, 2017, totaled $1,287,408. While this was a decrease of $127,881 when compared to revenue generated in this segment during the year ended December 31, 2016, totaling $1,415,289, the year-over-year decline from the years ended December 31, 2016, and 2017 was 9.0%. This was an improvement from the year-over-year decline of 11.7% reported at the year ended December 31, 2016, compared to the year ended December 31, 2015. The year-over-year revenue decline is the result of fewer customer renewals and the absence of new customers. During the year ended December 31, 2017 the internet segment also had other income of $74,202 attributable primarily to the sale of various blocks of IP addresses and the sale of the domain name, first.com.  This compares to other income generated by the internet segment during the year ended December 31, 2016 of $99,149.

The cost of revenue during the year ended December 31, 2017, totaled $304,719. This was a decrease of $64,795 when compared to the cost of revenue in this segment during the year ended December 31, 2016, totaling $369,514. This decrease was the result of decreased revenues and our work to restructure vender contracts and reduce fixed costs.

The tables below provide a condensed summary of income statement amounts over time. These figures are specific to the internet segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues	$1,287,408	$1,415,289
Cost of revenue	304,719	369,514
Operating expenses	274,578	322,700
Other income (expense)	74,202	99,149
Other comprehensive income (loss)	—	(361)
Comprehensive income (loss)	$782,313	$821,863

Quarterly	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$309,779	$314,202	$328,341	$335,086
Cost of revenue	67,621	81,144	76,145	79,809
Operating expenses	51,041	61,299	68,214	94,024
Other income	16,466	656	2,771	54,309
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$207,583	$172,415	$186,753	$215,562

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management also evaluates domain names available for purchase in order to generate new revenue from customers who utilize the domains.

Effective January 1, 2016, we improved our internal reporting in the internet segment. As of December 31, 2017, we have a total of 8,802 customer accounts across the U.S. and Canada. This compares to the year ended December 31, 2016, when we had a total of 9,423 customer accounts. As of December 31, 2017, our mix of customers consisted of approximately 89% internet access and 11% web hosting and storage.

Approximately 90% of our customer accounts are U.S. based, while 10% are Canadian based. Revenue generated by our U.S. customers totaled $1,205,281 and revenue generated by our Canadian customers totaled $82,127 during the year ended December 31, 2017. This compares to revenue generated by our U.S. customers of $1,312,444 and revenue generated by our Canadian customers of $102,845 during the year ended December 31, 2016.

We closed our Canada office on February 29, 2016 and terminated the employment of two employees. We now service our Canadian customers remotely and utilize one full-time employee in Canada.

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. After gaining experience with HVAC acquisitions, management noted the complementary nature of plumbing providers and completed two acquisitions where a significant amount of their revenue originated from plumbing services. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. HVAC Value Fund closed on five acquisitions totaling $1,455,000 during the year ended December 31, 2016. During year ended December 31, 2017, HVAC Value Fund closed on one additional acquisition totaling $560,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and discussed further herein, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, all of our acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Our HVAC operations generated revenue of $4,294,904 during the year ended December 31, 2017. This is an increase of $2,816,943 compared to generated revenue of $1,477,961 during the year ended December 31, 2016. For the year ended December 31, 2017 cost of revenue totaled $2,961,874 and operating expenses totaled $1,415,209. This is an increase of $1,974,653 and $847,494, respectively, compared to the year ended December 31, 2016 when cost of revenue totaled $987,221 and operating expenses totaled $567,715.  Other expenses for the year ended December 31, 2017 totaled $24,522. This is an increase of $22,654 compared to other expenses for the year ended December 31, 2016 when other expenses totaled $1,868. The other expenses are related to the interest portion of the notes payable incurred by HVAC Value Fund. Net loss before income taxes for the year ended December 31, 2017 totaled $106,701. This compares to the year ended December 31, 2016 when the net loss before income taxes for the year totaled $78,843. Management notes that for the year ended December 31, 2016, HVAC Value Fund had closed only five of the six currently held acquisitions and did not commence any operations until June 13, 2016.

Real Estate Operations

Sitestar created a wholly owned real estate subsidiary on July 10, 2017 named EDI Real Estate, LLC to hold Sitestar’s legacy portfolio of real estate. As of December 31, 2017, we owned ten residential properties, one commercial property, and interests in several lots. This compares December 31, 2016 when we owned 19 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. From December 14, 2015, through the end of 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2016 and 2017, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor.

During the year ended December 31, 2017, we continued to market for sale or prepare to market for sale each property in the held-for-resale category. Properties have either sold as-is or have been repaired and upgraded before being listed for sale. Several real estate agents continue to be engaged to market the remaining properties listed for resale.

We own eight rental properties managed by a third-party property management company. As of December 31, 2017, we had eight properties available for rent with all eight properties being occupied. One additional property continues to be renovated with the intention to have it ready for rent during 2018. The leases in effect as of the year ended December 31, 2017, are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties. Eight properties were current with regard to tenant payments as of December 31, 2017. This compares to the year ended December 31, 2016, when we had eight properties available for rent with seven of the properties occupied and seven properties current with regard to tenant payments.

During the year ended December 31, 2017, we sold nine residential properties for gross proceeds of $1,138,000. Net proceeds totaled $821,217. This compares to their carrying value of $1,105,914. One sale resulted in a note receivable from the buyer.  This note is expected to be collected in full during 2018. As of December 31, 2017, real estate held for resale was carried on the balance sheet at $199,117. This compares to the year ended December 31, 2016 when real estate held for resale was carried at $1,399,280. During the year ended December 31, 2017, the Company generated rental revenue of $101,992, net of bad debt expense. The cost of rental revenue totaled $34,756. This compared to rental revenue of $111,987, net of bad debt expense and cost of rental revenue of $39,014 during the year ended December 31, 2016. The consistency of our rental revenue relative to cost of rental revenue is the result of stable tenant leases, which are managed by a third-party property management company. As of December 31, 2017, real estate held for investment was carried on the balance sheet at $616,374.  This compares to the year ended December 31, 2016 when real estate held for investment was held at $506,011.

Depreciation expense totaled $22,354 for the year ended December 31, 2017. Total accumulated depreciation as of December 31, 2017 totaled $86,361.

During the year ended December 31, 2017, a valuation adjustment of $101,694 was made by management on real estate properties held for sale in order to properly reflect market value for those properties held at the end of the year.  This compares to the valuation adjustment of $152,411 made during the year ended December 31, 2016.

For the real estate segment as a whole, for the year ended December 31, 2017, the total comprehensive loss was $100,693.  This compares to the $96,311 of comprehensive loss reported for the segment for the year ended December 31, 2016.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, KY region where Mt Melrose is focused. The Mt Melrose management team will be responsible for growing this business.

Asset Management Operations

The Company operates its asset management business through a wholly owned subsidiary, Willow Oak Asset Management, LLC. This subsidiary was formed on October 10, 2016. As of December 31, 2016, this subsidiary did not have material operations. Effective January 1, 2017, Willow Oak Asset Management made its first investment and was subsequently allocated all related expenses.

During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement.

During the year ended December 31, 2017, the asset management segment produced $2,271,747 of revenue. Cost of revenue was $0 and operating expenses totaled $118,601. Other income attributable to the asset management segment totaled $11,075. Other income was primarily attributable to a sub-lease arrangement for shared office space in New York City. Comprehensive income for the year ended December 31, 2017 totaled $2,164,221. No comparable figures exist for 2016.

As of the year ended December 31, 2017, the fair value of non-current investments held through the asset management segment totaled $10,008,902.  No comparable figure exists for 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

The information required by this Item may be found immediately after the signatures to this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Except as has been previously reported in those certain Current Reports under Section 13 or 15(d) of The Securities Exchange Act of 1934 filed by the Company with the Securities and Exchange Commission on February 18, 2016, and March 7, 2016, respectively, no disclosure for this Item 9 is required herein.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management, with the participation of our Chief Executive and Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive and Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.  During 2017 management continued to recruit and hire additional employees at the corporate level in order to add additional layers of internal review and further segregate employee responsibilities. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Management’s Report on Internal Control over Financial Reporting

The management of Sitestar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluations, we identified the following material weakness in our internal control over financial reporting as of December 31, 2017:

We did not maintain proper segregation of duties for the preparation of our financial statements. Due to the size of our administrative staff, audit areas such as accounts receivable, accounts payable, and payroll had deficiencies related to segregation of duties. While we have made strides to improve the control structure and add approval layers, incompatible functions among staff were not mitigated in a manner that would prevent a material misstatement from occurring as of December 31, 2017.

Changes in Our Internal Controls

During the year ended December 31, 2017, the Company hired an administrative assistant to assist with general accounting and recordkeeping functions. The addition of the administrative assistant adds an additional layer of review and provides backup functionality for a wide range of accounting functions.

During the year ended December 31, 2016, the Company hired a Certified Public Accountant as a Controller to assist with all accounting and reporting functions. The addition of the Controller adds a second layer of review and oversight over all financial reporting functions.

During the year ended December 31, 2016, the Company also implemented multiple policies regarding controls pertaining to the information technology environment. These policies include: Acceptable Use, Backup and Recovery, Cloud Computing, Password, System Access, Version Control System, and Vulnerability Assessment.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We expect to file with the SEC in April 2018 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders scheduled to be held on May 19, 2018.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management,” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers” and “Information as to Certain Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the section entitled “Proposal 4. Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements – Contained in Item 8:

(b)	Exhibits – The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit	Description

3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992) (a)

3.1(ii)	Amended Articles of Incorporation (July 29, 1998) (a)

3.1(iii)	Amended Articles of Incorporation (October 26, 1998) (a)

3.1(iv)	Amended Articles of Incorporation (July 14, 1999) (a)

3.1(v)	Amended Articles of Incorporation (July 28, 1999) (a)

3.1(vi)	Certificate of Amendment to the Articles of Incorporation (January 23, 2018) (g)

3.2(i)	Bylaws of the Registrant (December 17, 1992) (a)

3.2(ii)	Amended Bylaws of the Registrant (January 28, 2015) (b)

10.1	Limited Liability Company Agreement of HVAC Value Fund, LLC dated effective as of June 13, 2016, between the Registrant and other Members (as therein defined) (c) *

10.2	Limited Partnership Agreement of Alluvial Fund, LP dated as of January 1, 2017, and entered into by Willow Oak Asset Management, LLC on December 27, 2016 (d)

10.3	Side Letter Agreement dated December 28, 2016, by and between Willow Oak Asset Management, LLC and Alluvial Capital Management, LLC (for itself and on behalf of Alluvial Fund, LP) (e) *

10.4	Form of Sitestar Corporation Private Placement Subscription Agreement (f)

10.5	Master Real Estate Asset Purchase Agreement by and between Sitestar Corporation and Mt. Melrose, LLC, dated December 10, 2017 **

10.6	Cash Flow Agreement by and between Mt Melrose, LLC, d.b.a. Mt Melrose II, LLC and Mt. Melrose, LLC, dated January 10, 2018 **

10.7	Executive Employment Agreement dated January 10, 2018 by and between Mt Melrose, LLC and Jeffrey I. Moore (h)

10.8	Form of Sitestar Corporation Private Placement Subscription Agreement (i)

10.9	Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC dated as of January 24, 2017 and entered into by Willow Oak Asset Management, LLC on January 24, 2017 (j)

10.10

Side Letter Agreement dated January 23, 2017 by and between Willow Oak Asset Management, LLC and Huckleberry Capital Management, LLC (for itself and on behalf of Huckleberry Real Estate Fund II, LLC) (k)

10.11	Employment Agreement dated January 20, 2017 by and between Sitestar Corporation and Steven L. Kiel (l)

10.12	Employment Agreement dated January 25, 2017 by and between Sitestar Corporation and Tabitha Keatts (m)

10.13	Amendment to Alluvial Side Letter Agreement **

21	List of Subsidiaries **

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit	Description

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, and the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations For the Years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Cash Flows For the Years ended December 31, 2017 and 2016 (iv) Consolidated Statements of Stockholders’ Equity For the Years ended December 31, 2017 and 2016; (v) Notes to Consolidated Financial Statements

(a) Filed as an exhibit to the Registrant's Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999, and incorporated herein by reference.

(b) Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2015 and incorporated herein by reference.

(c) Filed as Exhibit 10.1 to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on July 18, 2016, and incorporated herein by reference.

(d) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016 and incorporated herein by reference.

(e) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016 and incorporated herein by reference.

(f) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2016 and incorporated herein by reference.

(g) Filed as Exhibit 3.1 to Registrant’s Form 8-K Amendment No. 1 filed with the Securities and Exchange Commission on January 24, 2018 and incorporated herein by reference.

(h) Filed as Exhibit 10.1 to Registrant’s Form 8-K Amendment No. 1 filed with the Securities and Exchange Commission on March 2, 2018 and incorporated herein by reference.

(i) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 6, 2017 and incorporated herein by reference.

(j) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2017 and incorporated herein by reference.

(k) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2017 and incorporated herein by reference.

(l) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2017 and incorporated herein by reference.

(m) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2017 and incorporated herein by reference.

* Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITESTAR CORPORATION

(REGISTRANT)

Date: March 30, 2018	By:	/s/Jeffrey I. Moore
Jeffrey I. Moore
Chairman of the Board

Date: March 30, 2018	By:	/s/Steven L. Kiel
Steven L. Kiel
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2018	By:	/s/Jeffrey I. Moore
Jeffrey I. Moore
Chairman of the Board

Date: March 30, 2018	By:	/s/Steven L. Kiel
Steven L. Kiel
Chief Executive Officer
(Principal Executive Officer), Chief Financial Officer
(Principal Financial and Accounting Officer), and Director

Date: March 30, 2018	By:	/s/Jeremy K. Gold
Jeremy K. Gold
Director

Date: March 30, 2018	By:	/s/Christopher T. Payne
Christopher T. Payne
Director

Date: March 30, 2018	By:	/s/Keith D. Smith
Keith D. Smith
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sitestar Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sitestar Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes, (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2016.

Roanoke, VA

March 30, 2018

SITESTAR CORPORATION

And Subsidiaries

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$3,297,059	$2,607,370
Accounts receivable, net	396,880	212,751
Investments, at fair value	—	599,500
Note receivable	226,000	—
Other current assets	150,390	2,554,861
Total current assets	4,070,329	5,974,482
Real estate - held for resale	199,117	1,399,280
Real estate - held for investment, net	616,374	506,011
Property and equipment, net	331,299	143,464
Goodwill, net	1,991,994	1,553,745
Non-current investments, at fair value	10,008,902	—
Other assets	98,788	264,250
	13,246,474	3,866,750
Total assets	$17,316,803	$9,841,232
Liabilities and Stockholders' Equity
Current Liabilities
Deferred revenue	$269,134	$214,898
Notes payable, current	370,802	240,000
Accounts payable	262,065	77,918
Accrued bonus	188,947	51,855
Accrued expenses	141,126	71,532
Total current liabilities	1,232,074	656,203
Notes payable	194,074	25,000
Total long-term liabilities	194,074	25,000
Total liabilities	1,426,148	681,203
Stockholders' equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized; 294,526,821 and 204,152,616 shares issued; 282,830,163 and 190,230,163 shares outstanding	294,527	204,152
Additional paid-in-capital	23,538,493	19,096,858
Treasury stock, at cost, 11,696,658 and 13,822,453 common shares	(544,571)	(637,561)
Accumulated other comprehensive income	3,054	39,343
Accumulated deficit	(7,400,848)	(9,542,763)
Total stockholders' equity	15,890,655	9,160,029
Total liabilities and stockholders' equity	$17,316,803	$9,841,232

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Revenues - internet operations	$1,287,408	$1,415,289
Revenues - HVAC	4,294,904	1,477,961
Revenues - real estate	1,239,992	2,081,996
Revenues - asset management	2,271,747	—
Total revenues	9,094,051	4,975,246
Cost of revenues - internet operations	304,719	369,514
Cost of revenues - HVAC	2,961,874	987,221
Cost of revenues - real estate	1,317,388	2,165,020
Cost of revenues - asset management	—	—
Total cost of revenues	4,583,981	3,521,755
Gross profit - internet operations	982,689	1,045,775
Gross profit - HVAC	1,333,030	490,740
Gross profit - real estate	(77,396)	(83,024)
Gross profit - asset management	2,271,747	—
Total gross profit	4,510,070	1,453,491
Selling, general and administrative expenses	2,499,661	1,708,414
Total operating expenses	2,499,661	1,708,414
Income (loss) from operations	2,010,409	(254,923)
Other income, net	131,506	147,285
Income (loss) before income taxes	2,141,915	(107,638)
Income tax benefit (expense)	—	—
Net income (loss)	2,141,915	(107,638)
Earnings per share, basic and diluted	0.01	0.00
Weighted average number of shares, basic and diluted	274,965,505	113,886,879

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Net income (loss)	$2,141,915	$(107,638)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	—	(361)
Change in unrealized gains/losses related to available-for-sale securities:
Change in fair value of available-for-sale securities	(97,639)	36,289
Adjustment for net gains realized and included in net income	61,350	—
Total change in unrealized gains/losses on available-for-sale securities	(36,289)	36,289
Other comprehensive (loss) income	(36,289)	35,928
Comprehensive income (loss) attributable to Sitestar Corporation stockholders	$2,105,626	$(71,710)

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other			Total
	Common		Paid In	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2015	77,404,010	$91,327	$13,728,989	$(637,561)	$3,415	$(9,435,125)	$—	$3,751,045
Opening balance adjustment	100,000	—	—	—	—	—	—	—
Balance December 31, 2015 (restated)	77,504,010	91,327	13,728,989	(637,561)	3,415	(9,435,125)	—	3,751,045
Net (loss) income	—	—	—	—	—	(107,638)	—	(107,638)
Contributed capital	112,826,153	112,825	5,367,869	—	—	—	—	5,480,694
Loss on foreign exchange translation	—	—	—	—	(361)	—	—	(361)
Unrealized gain on investments	—	—	—	—	36,289	—	—	36,289
Balance December 31, 2016	190,330,163	204,152	19,096,858	(637,561)	39,343	(9,542,763)	—	9,160,029
Net income (loss)	—	—	—	—	—	2,141,915	—	2,141,915
Contributed capital	92,500,000	92,500	4,532,500	—	—	—	—	4,625,000
Unrealized (loss) gain on investments	—	—	—	—	(36,289)	—	—	(36,289)
Adjustment for share cancellation	—	(2,125)	(90,865)	92,990	—	—	—	—
Balance December 31, 2017	282,830,163	$294,527	$23,538,493	$(544,571)	$3,054	$(7,400,848)	$—	$15,890,655

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net income	$2,141,915	$(107,638)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	—	55
Depreciation	111,870	38,715
Loss (gain) on sale of real estate	42,939	(47,055)
Gain on sale of available-for-sale securities	(61,350)	(47,610)
Gain on non-current investments	(2,258,902)	—
Loss on disposal of vehicle	8,110	—
Bad debt expense	28,986	2,537
Real estate valuation adjustment	101,694	152,411
(Increase) decrease in:
Accounts receivable, net	(213,115)	(201,221)
Other current assets	(95,529)	(28,780)
Increase (decrease) in:
Deferred revenue	54,236	(31,364)
Accounts payable	184,147	19,824
Accrued expenses	206,686	73,575
Net cash flows from operating activities	251,687	(176,551)
Cash flows from investing activities:
Proceeds from sale of real estate held for sale	683,832	1,488,324
Proceeds from sale of real estate held for investment	137,475	311,353
Purchases of real estate held for resale	—	(5,467)
Improvements to real estate held for sale	(124,494)	(232,591)
Improvements to real estate held for investment	—	(18,337)
Proceeds from sale of marketable securities	624,561	—
Purchases of marketable securities	—	(515,601)
Proceeds from sale of domain names	200,000	—
Purchase of domain names	—	(64,250)
Purchase of property and equipment	(18,452)	(39,935)
Capitalized loan fees	(5,375)	—
Subsidiary acquisitions	(5,740,935)	(3,715,000)
Net cash flows from investing activities	(4,243,388)	(2,791,504)
Cash flows from financing activities:
Principal payments on note payable	(370,847)	(90,000)
Proceeds from notes payable	427,237	—
Proceeds from issuance of common stock	4,625,000	5,480,694
Net cash flows from financing activities	4,681,390	5,390,694
Net increase (decrease) in cash	689,689	2,422,639
Cash and cash equivalents at beginning of the period	2,607,370	184,731
Cash and cash equivalents at end of the period	$3,297,059	$2,607,370

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2017 and 2016

	2017	2016
Non-cash supplemental information:
Unrealized loss (gain) on marketable securities reported as other comprehensive income	$(36,289)	$36,289
Issuance of note receivable on sale of real estate held for sale	$226,000	$—
Transfer of real estate held for resale to real estate held for investment	$244,310	$—
Transfer of real estate held for investment to real estate held for resale	$—	$152,003
Transfer of other current assets to investments	$2,500,000	$—
Adjustments to goodwill due to carryback obligations	$29,504	$—
HVAC equipment acquired through capital leases and debt obligations	$172,990	$—
HVAC acquisitions through notes payable	$100,000	$265,000

The accompanying notes are an integral part of these consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Sitestar Corporation (formerly White Dove Systems, Inc., and then Interfoods Consolidated, Inc.) was incorporated in Nevada on December 17, 1992. On July 26, 1999, the Company restated its Articles of Incorporation to change the name of the Company to “Sitestar Corporation.” Unless the context otherwise requires, and when used in this Report, the “Company,” “Sitestar,” “we,” “our,” or “us” refers to Sitestar Corporation and its subsidiaries.

The Company operates through five reportable segments: Corporate, Internet Operations, HVAC Operations, Real Estate Operations, and Asset Management Operations. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

Corporate

The corporate segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

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

As of December 31, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of $2.02 million which includes estimated earn-outs of approximately $350,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and further described above, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Real Estate Operations

Sitestar created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC to hold Sitestar’s legacy portfolio of real estate. Through EDI Real Estate, LLC, Sitestar owns a real estate investment portfolio that includes ten residential properties, vacant land, and one commercial property. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose will have its

Notes to Consolidated Financial Statements (Continued)

own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, KY region where Mt Melrose is focused. The Mt Melrose management team will be responsible for growing this business.

Asset Management Operations

Sitestar created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). The asset management segment did not produce revenue in 2016. Any expenses incurred in 2016 were allocated to the corporate segment. Starting January 1, 2017, all revenue earned and expenses incurred by this segment were allocated as such.

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017. Under a side letter agreement between Willow Oak, Alluvial Fund and the fund’s general partner, Willow Oak may not make a full withdrawal from its capital account prior to a date five years after the effective date of the side letter agreement. The Alluvial Fund focusses on investing in deeply mis-priced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly-traded issues and special situations, seeking to identify value that the market has yet to recognize.

As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, the Company, through Willow Oak, also committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. Under the operating agreement included in the Form 8-K, the fund’s managing member shall have sole discretion regarding the amounts and timing of any distributions to the members of the fund.

Willow Oak signed a fee share agreement on May 11, 2017, with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP, a private investment partnership (also known as “Ironwood Capital Allocation Partners” or “Ironwood Fund”). Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017. The Ironwood Fund utilizes a value investing methodology focused on: companies it believes will compound at a superior rate over the long term, special situations and companies it believes are valued by the market significantly below its estimate of their intrinsic value.

Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also a Sitestar director. Under the agreement, Willow Oak and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. The Bonhoeffer Fund utilizes a value-oriented approach to invest in undervalued businesses worldwide that are in a state of distress and/or transition, but also exhibit recurring revenue.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including: Sitestar.net, Inc., HVAC Value Fund, LLC, EDI Real Estate, LLC, and Willow Oak Asset Management, LLC. All intercompany accounts and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In accordance with Generally Accepted Accounting Principles in the United State of America (GAAP), the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

Notes to Consolidated Financial Statements (Continued)

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Investments

During the year ended December 31, 2017, the Company held and made investments in marketable securities through its corporate operations. Marketable securities held were classified as available-for-sale based on management’s intent. The classification of the investments in the marketable securities was assessed upon purchase and reassessed at each reporting period. These investments were recorded at fair value and were classified as marketable securities in the accompanying consolidated balance sheets. Unrealized gains (losses) were categorized as Other Comprehensive Income. Realized gains (losses) on marketable securities were determined by specific identification. Interest was recognized on an accrual basis; dividends were recorded as earned on the ex-dividend date. No securities of these kind were held at December 31, 2017, as all securities were sold prior to year end.

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

Sales of internet services, which are not automatically processed via credit card or bank account drafts, have been the Company’s highest exposure to collection risk. The Company attempts to reduce this risk by including a late payment fee and a manual processing payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

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

Notes to Consolidated Financial Statements (Continued)

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives from three to seven years for equipment and vehicles, 15 years for building improvements, and 39 years for buildings. Assets held through capital leases are amortized over the life of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

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

Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment). The impairment test involves calculating the impairment of goodwill based solely on the excess of the carrying value of the reporting unit over the fair value of the reporting unit. Prior to performing the impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment to determine whether a detailed quantitative analysis is required. The Company estimates the fair value of its reporting units using discounted expected future cash flows.

The Company performs an analysis of its goodwill as of December 31 annually, or whenever events or changes in circumstances indicate that the assigned values may no longer be appropriate. No impairment was recorded in 2016. During the year ended December 31, 2017, a net downward adjustment of $29,504 was made to goodwill held through the HVAC segment. This adjustment was the result of two previous sellers not meeting or exceeding the operational terms of carryback notes that were previously included as consideration for these acquisitions. See Note 3 for more information.

Other intangible assets consist of customer relationships, developed technology and software, trade names, and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. As of December 31, 2017, these intangible assets have been fully amortized. The remaining intangible assets consist of domain names attributed to the internet segment. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account management’s own analysis and an independent third-party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

The Company owns 634 domain names, of which 107 are available for sale. These domains are valued at historical cost.

Real Estate

Real estate properties held for resale are carried at the lower of cost or fair market value. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area in which the real estate is located and tax assessed values. Fair value is evaluated annually by management, or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

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

Notes to Consolidated Financial Statements (Continued)

Accrued Bonus

Accrued bonuses represent performance-based incentives that have not yet been paid. The bonus structures are a pre-approved part of a formal salary package. These bonus amounts are paid annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not yet paid expenses from Sales and Use taxes for ISP services, vacation accruals, professional fees, and other payroll accruals.

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or HVAC services to be performed. Revenue is recognized in the period service is provided.

Revenue Recognition

Internet Operations

The Company sells internet services under annual and monthly contracts. Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of computer hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for non-performance. No contract assets or liabilities are recognized or incurred.

The Company generates revenue in its internet segment from consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, web hosting, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless), web hosting, and additional related services to consumers and businesses. Customers may also subscribe to web hosting plans to include email access and storage. Internet revenue is affected by the changing composition of revenue sources. In some years, this shift can be significant.

HVAC Operations

The Company performs HVAC and plumbing service repairs and installs HVAC units for its customers. Revenue is recognized upon completion of the installation or service call. Sales are adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveys with the installation of a new unit. There is also a two-year warranty on newly installed parts and equipment that is honored by the manufacturer. If an installation is performed over multiple days, it is accounted for using work in process (WIP) accounting in accordance with GAAP. Contract progress is measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. A small portion of revenue is from the sale of annual service agreements. Revenue attributable to these agreements is appropriately recognized over the life of the agreement.

If payment is received prior to contract completion, the amount of revenue attributable to the unperformed work is designated as unearned revenue. If payment is not provided in advance or at the time of service or installation completion, the amount due is designated as an account receivable.

Management acknowledges that these performance obligations are recognized at the completion of each contract, whether it be at a point in time or over a period of time. As the customer controls the asset and has the right to use during the contract, the Company has the right to payment for performance completed to date.  No contract assets or liabilities are recognized or incurred.

Notes to Consolidated Financial Statements (Continued)

Real Estate Operations

Revenue from real estate held for resale is recognized upon closing of the sale, as all conditions for full revenue recognition have been met at that time. All costs associated with the property sold are removed from the consolidated balance sheets and charged to cost of revenue at that time.

Rental revenue from real estate held for investment is recognized when it is due, generally on the first of each month or at another regular period agreed upon by the Company and the tenant. If payments are not provided in a timely manner, the amount due is designated as an account receivable. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. Tenants generally provide a security deposit at the time of possession. This deposit is held separately from revenue and only applied to revenue when rental payment comparable to the security deposit amount is not provided in a timely manner and considered unlikely to be recovered. Otherwise, the security deposit is returned in a timely manner after the property is surrendered back to the Company. Management has concluded that the nature of the performance obligation is cyclical and predictable with a very low possibility for non-performance.  No contract assets or liabilities are recognized or incurred.

Asset Management Operations

The Company earns revenue from investments held through the asset management segment through various fee share agreements, as well as through realized and unrealized gains and losses. Management fees earned are recorded and paid out monthly and are included in revenue on the condensed consolidated statement of income. Performance fees earned are accrued monthly, paid out yearly and are also included in revenue on the condensed consolidated statement of income. As non-current investments do not qualify as available-for-sale securities, non-current investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

Management notes that the structure of these arrangements leaves a very low possibility for non-performance. While the amount of revenue varies from month to month, collectability is very high.  No contract assets or liabilities are recognized or incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The most recent three tax years, fiscal years ending December 31, 2017, December 31, 2016, and December 31, 2015, are open to potential IRS examination.

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

Notes to Consolidated Financial Statements (Continued)

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

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs and requires new disclosures. Early adoption is not permitted. The Company is required to adopt this standard in the first quarter of 2018. Management has evaluated the impact of this standard on customer contracts and does not expect significant departures from current revenue recognition procedures.

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Although the ASU retains many of the current requirements for financial instruments, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The initial application of the standard is not expected to significantly impact the Company.

In January 2017, the FASB issued ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). The amendments in the update provide a screen to determine when a set is not a business. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Lastly, the amendments in the update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company will adopt this ASU for the first interim period after the effective date.

In January 2017, the FASB issued ASU No. 2017-04 “Simplifying the Test for Goodwill Impairment” (Topic 350). The guidance eliminates the requirement to calculate “implied fair value of goodwill” (previously Step 2) from the goodwill impairment analysis. Companies are required to calculate the impairment of their goodwill based solely on the excess of the carrying value of the reporting unit over its fair value (previously Step 1). Companies are still allowed to perform an initial qualitative assessment for a reporting unit to determine if the quantitative assessment is necessary. This guidance is required to be adopted in fiscal years beginning after December 15, 2019, and early adoption is permitted.  The Company has adopted this new guidance for its 2017 goodwill impairment analysis.

Notes to Consolidated Financial Statements (Continued)

NOTE 3. BUSINESS COMBINATIONS OR ACQUISITIONS

As of June 17, 2016, and June 30, 2016, HVAC Value Fund completed the 100% acquisition of two HVAC subsidiaries. As of July 8, 2016, HVAC Value Fund completed the 100% acquisition of a third subsidiary. As of July 15, 2016, HVAC Value Fund completed the 100% acquisition of a fourth subsidiary. As of October 1, 2016, HVAC Value Fund completed the 100% acquisition of a fifth subsidiary. As of January 20, 2017, HVAC Value Fund completed the 100% acquisition of a sixth subsidiary. These subsidiaries engage in providing heating, ventilation, plumbing, and air conditioning services, installation, and repairs to residential and commercial customers. As a result of the acquisitions, HVAC Value Fund offers heating, ventilation, plumbing, and air conditioning services to customers in Arizona. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and described further herein, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

On a pro forma basis, the business acquired on January 20, 2017, contributed revenues of $1,100,211, net income of $86,941, and additional selling, general and administrative expenses to HVAC Value Fund during the year ended December 31, 2017. The following unaudited pro forma summaries present consolidated information of HVAC Value Fund as if the current and previous year business combinations had occurred on January 1 of each respective fiscal year. Some of the pro forma information for the year ended December 31, 2016, was calculated using annualized, unaudited 2015 financial information, and pro forma information for the year ended December 31, 2017, was calculated using annualized, unaudited 2016 information, as information for the period from January 1, 2016, through the applicable subsidiary closing date is unavailable.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profit interests. Pro forma earnings for the year ended December 31, 2017, and for the year ended December 31, 2016, are reported as gross without deducting the profits share that otherwise would be attributable to JNJ Investments in accordance with the operating agreement between Sitestar Corporation and JNJ Investments.

Pro forma year ended December 31, 2017 (unaudited)	With January 20, 2017 acquisition
Revenue	$4,365,403
Earnings	$(97,358)

Pro forma year ended December 31, 2016 (unaudited)	With 2016 acquisitions (in aggregate)	With 2017 acquisition	Consolidated pro forma year ended December 31, 2016 (unaudited)
Revenue	$3,781,167	$1,456,685	$5,237,852
Earnings	$517,495	$295,886	$813,381

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

Notes to Consolidated Financial Statements (Continued)

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

As previously mentioned in Note 2 and as noted above, in the July 8, 2016 and July 15, 2016 acquisitions a net downward adjustment of $14,504 was made to goodwill during the quarter ended September 30, 2017. Part of the considerations paid for the July 2016 acquisitions were seller carryback notes. The notes were payable in full on July 11, 2017 and July 30, 2017 and were contingent on certain revenue targets and other operational conditions. As of the quarter ended September 30, 2017, it was determined by management that the revenue targets for the July 8, 2016 acquisition were exceeded; therefore, the payable amount increased and total consideration paid for the acquisition increased. As of the quarter ended September 30, 2017, it was also determined by management that the revenue targets for the July 15, 2016 acquisition were not met; therefore, the payable amount decreased and total consideration paid for the acquisition decreased.

Notes to Consolidated Financial Statements (Continued)

As previously reported in the quarterly reported filed with the SEC on August 8, 2017, and as noted above, in the June 2016 acquisitions, a downward adjustment of $15,000 was made to goodwill during the quarter ended June 30, 2017. Part of the consideration paid for the June 2016 acquisitions was a $15,000 seller carryback note. The note was payable in full on July 1, 2017, contingent on certain revenue targets and other operational conditions. As of the quarter ended June 30, 2017, it was determined by management that neither the revenue targets nor the operational conditions had been met, therefore, the payable was no longer due and total consideration paid for the acquisition decreased.

These adjustments net to a $29,504 downward adjustment of goodwill for the year ended December 31, 2017.

The purchase price allocations above are deemed preliminary for valuation purposes, and management may adjust the allocations for the one-year period allotted. Allocations for the January 20, 2017 acquisition remain open for subsequent management adjustment.

NOTE 4. INVESTMENTS

The Company holds various investments through Willow Oak Asset Management, LLC and previously invested excess cash in marketable securities through its corporate segment. The fair values of the Company’s marketable securities were determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following available-for-sale securities, which comprise all of the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2017
Common Stock available for sale	$—	$—	$—	$—

	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2016
Common Stock available for sale	$563,211	$36,289	$—	$599,500

During the year ended December 31, 2017, the Company recognized $61,350 of realized gains. This compares to the year ended December 31, 2016, when the Company recognized $47,610 of realized gains.

Non-current assets held through Willow Oak Asset Management, LLC do not have a Readily Determinable Value as these investments are not publicly traded nor do they have published sales records. The Alluvial Fund is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy in accordance with FASB ASC 820-10. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities and allocated based on total fund contributions. Due to the nature of the Huckleberry Real Estate Fund II, LLC investment, the investment is measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for this investment are not readily observable, this investment is valued using Level 3 inputs. The following non-current investments are re-measured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.  No comparable information is available for the year ended December 31, 2016.

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
December 31, 2017
Alluvial Fund, LP	$7,000,000	$2,077	$2,256,825	$9,258,902
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$7,750,000	$2,077	$2,256,825	$10,008,902

Notes to Consolidated Financial Statements (Continued)

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

•

Level 2 - Inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals. This category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts.

•

Level 3 - Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The measurements are highly subjective.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period. See description of these investments in Note 4 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2017
Huckleberry Real Estate Fund II, LLC	$—	$—	$750,000	$—	$750,000
Alluvial Fund, LP	—	—	—	9,258,902	9,258,902
Total investments	$—	$—	$750,000	$9,258,902	$10,008,902

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2016
Marketable securities	$599,500	$—	$—	$—	$599,500

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. During the year ended December 31, 2017, a net downward adjustment of $29,504 was made to goodwill held through the HVAC segment. This adjustment was the result of previous sellers not meeting or exceeding the revenue targets of carryback notes that were previously included as consideration for the acquisition. See Note 3 for more information. For the year ended December 31, 2016, goodwill held at year end was determined to be valued appropriately and no impairment existed.

Notes to Consolidated Financial Statements (Continued)

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. For the year ended December 31, 2017, the Company adjusted the carrying value of properties held downward by $101,694. For the year ended December 31, 2016, the Company adjusted the carrying value of properties held downward by $152,411. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property, fluctuating market conditions, and write downs of previously capitalized improvements made by prior management.

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2017, and December 31, 2016, consisted of the following:

	2017	2016
Automobile	$264,778	$115,688
Computers and equipment	162,401	36,030
Furniture and fixtures	25,206	25,206
	452,385	176,924
Less accumulated depreciation	(121,086)	(33,460)
Property and equipment, net	$331,299	$143,464

Depreciation expense was $89,516 for the year ended December 31, 2017, and $10,172 for the year ended December 31, 2016. Increased automobile, computers, and equipment are the result of acquisitions in the HVAC operations and new servers purchased related to the internet segment.

NOTE 7. REAL ESTATE

As of December 31, 2017, the Company owned ten residential properties, one commercial property, and interests in several lots. The Company sold nine residential properties in the year ended December 31, 2017, for gross proceeds of $1,138,000 and net proceeds of $821,217. One residential property was sold during the year that resulted in a $226,000 note receivable from the buyer.  This note is expected to be collected in full during the 2018 fiscal year. The carrying value of the nine properties sold was $1,105,914. The Company did not purchase any properties during the year ended December 31, 2017.

As of December 31, 2016, the Company owned 19 residential properties, one commercial property, and interests in several lots. The Company sold 23 residential properties in the year ended December 31, 2016, for gross proceeds of $1,970,009 and net proceeds of $1,799,677. The carrying value of the 23 properties sold was $1,752,622. The Company did not purchase any properties during the year ended December 31, 2016.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose will have its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, KY region where Mt Melrose is focused. The Mt Melrose management team will be responsible for growing this business.

Real Estate Held for Investment

As of December 31, 2017 and 2016, the Company held nine and eight residential properties as held for investment, respectively. The leases in effect as of the year ended December 31, 2017 and 2016 are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Notes to Consolidated Financial Statements (Continued)

Depreciation expense totaled $22,354 for the year ended December 31, 2017, and $28,544 for the year ended December 31, 2016. Total accumulated depreciation as of December 31, 2017 and 2016 totaled $86,361 and $77,955, respectively. As of December 31, 2017 and 2016, these properties held for investment were carried on the balance sheet at $616,374 and $506,011, respectively.

The future anticipated minimum rental revenues based on leases in place as of December 31, 2017 are as follows:

2018	$65,581
2019	6,700
Total	$72,281

Real Estate Held for Resale

As of December 31, 2017, the Company held one residential property, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $199,117.

As of December 31, 2016, the Company held 11 residential properties, one commercial property, and several lots as held for resale. These properties held for resale were carried on the balance sheet at $1,399,280.

NOTE 8. NOTES PAYABLE

Notes payable at December 31, 2017 and 2016 consist of the following:

	2017	2016
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	$25,000	$250,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	64,804	15,000
Interest bearing amount due on line of credit through HVAC Value Fund, LLC	220,485	—
Equipment and vehicle capital leases acquired by HVAC Value Fund, LLC	116,987
Interest bearing amount due on real estate held for investment through EDI Real Estate, LLC	137,600	—
Less current portion	(370,802)	(240,000)
Long-term portion	$194,074	$25,000

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. HVAC Value Fund made five acquisitions in the year ended December 31, 2016, and one additional acquisition in the quarter ended March 31, 2017. Four of the five acquisitions made in the year ended December 31, 2016, resulted in a note payable to the seller. The acquisition made in the quarter ended March 31, 2017 also resulted in a note payable to the seller. The non-interest-bearing note payable was due July 1, 2017, in the amount of $15,000 and was contingent on meeting a revenue target and other operational conditions. As mentioned in Note 3, the revenue targets and operational conditions were not met, resulting in the note being written off. There were three separate interest-bearing notes payable as of the quarter ended June 30, 2017. The first interest bearing note payable accrues interest at 7% annually. $25,000 was payable on June 16, 2017, and $25,000 is payable on June 16, 2018. These payments are contingent on meeting revenue targets and other operational conditions. The second interest bearing note payable is for $100,000 and bears interest at 6% annually. This note was due July 11, 2017 and was contingent on meeting revenue targets and other operational conditions. As mentioned in Note 3, the revenue targets and operational conditions were not met, resulting in the note being written down. The third interest-bearing note payable was for $100,000 and bears interest at 7% annually. This note was due July 30, 2017, and was contingent on meeting revenue targets and other operational conditions. As mentioned in Note 3, the revenue targets and operational conditions were exceeded, and per the purchase agreement, resulted in an increased payout. The acquisition made in the quarter ended March 31, 2017, also resulted in a $100,000 note payable to the seller. The payment amounts are contingent on meeting quarterly revenue targets.

During the year ended December 31, 2017, EDI Real Estate, LLC entered into two promissory notes, each secured by a property held for investment. These notes pay interest quarterly and are due September 15, 2022 with early payoff permitted.

Notes to Consolidated Financial Statements (Continued)

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the years ended December 31, 2017 and 2016, bad debt expense was $28,986 and $2,537, respectively. The increase in accounts receivable is the result of the formation of the HVAC subsidiary and a seller financing arrangement for a residential property sold during the year ended December 31, 2017. As of December 31, 2017 and 2016, accounts receivable consisted of the following:

	2017	2016
Gross accounts receivable	$399,378	$213,624
Less allowance for doubtful accounts	(2,498)	(873)
Accounts receivable, net	$396,880	$212,751

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases

The Company previously leased certain facilities for its corporate offices and a storage facility from a related party. The Company also previously rented an office in Chatham, Ontario in Canada. Beginning on September 1, 2016, the Company rents office and warehouse space for HVAC Value Fund, LLC, and beginning on October 10, 2017, the Company rents office space for Willow Oak Asset Management, LLC. Total rent expense for the years ended December 31, 2017 and 2016 was $69,228 and $12,472, respectively. Total rent expense for the Canadian facility for the year ended December 31, 2016, was $3,000 CAD. This office was not rented at all during the year ended December 31, 2017. Total rent expense for the HVAC office and warehouse space for the years ended December 31, 2017, and December 31, 2016, was $53,473 and $10,251, respectively. Total rent expense for the Willow Oak office space for the year ended December 31, 2017, was $15,755. The HVAC facilities’ leases are in effect until July 31, 2019, and the Willow Oak office lease is in effect until September 30, 2020. The future obligations related to the HVAC facilities and Willow Oak office leases are as follows:

2018	$109,955
2019	76,121
2020	48,641
Total	$234,717

Through the HVAC segment, multiple capital lease obligations were acquired as part of the most recent acquisition that occurred during the quarter ended March 31, 2017. These obligations include leases on various vehicles and equipment that extend through 2020. The future obligations related to the HVAC capital lease obligations are as follows:

2018	$60,647
2019	48,085
2020	8,255
Total	$116,987

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, on September 19, 2016, the Company announced that it had entered into a letter of intent agreement with Alluvial Capital Management, LLC (“Alluvial Capital”) to make a seed investment through Willow Oak Asset Management in the Alluvial Fund, LP, a private investment partnership that was launched by Alluvial Capital on January 1, 2017 (“Alluvial Fund”). Alluvial Capital acts as the general partner and the Company, through Willow Oak Asset Management, has invested in Alluvial Fund as a limited partner.

The Company agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule.

On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction.  Under the terms of the amendment to the Alluvial Side Letter Agreement, to the extent that funds withdrawn by Willow Oak are replaced coincidentally by funds from a third party, Willow Oak is no longer subject to the former “lockup” restrictions, which formerly conditioned any withdrawals upon Willow Oak having a $50,000,000 capital account

Notes to Consolidated Financial Statements (Continued)

balance. Arquitos Capital Partners, LP, which is managed by our Chief Executive Officer, Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial, to replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky pursuant to the Purchase Agreement.  This first tranche of real properties was acquired for total consideration of $3,814,500, which was payable as follows:

•	By payment of $500,000 to Seller in cash;
•	By Purchaser’s assumption of $1,798,713 of outstanding indebtedness secured by the acquired real properties; and
•	The balance by issuance to Seller of 15,075,183 shares of the Company’s common stock.

On January 10, 2018, the Mt Melrose purchase entered into a certain Cash Flow Agreement with the Mt Melrose seller (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the Purchase Agreement described above, the parties have agreed that as of and from and after January 10, 2018, until such time as the parties consummate the relevant closing as to each real property under the Purchase Agreement, Seller will assign to Purchaser all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and Purchaser will assume Seller’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Under the Cash Flow Agreement, Purchaser is responsible for Seller’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties; Seller’s real property taxes with respect to the real properties due and attributable to the periods from and after the effective date; and Seller’s ordinary expenses of operating the real properties, actually incurred, to the extent attributable to de minimis repairs, recurring maintenance services, and/or water, electricity, sewer, gas, telephone, or other similar utility charges.  However, the risk of loss and casualty damage with respect to all or any portion of the real properties will continue to be borne by Seller up to and including the actual time of the relevant closing respecting such real property.

Based on the 81 real properties presently outstanding for purchase under the Purchase Agreement, Purchaser presently is obligated under the Cash Flow Agreement for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $40,698 per month, (ii) insurance of $4,619 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $60,000 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of December 31, 2017, other than those previously mentioned related to the HVAC and asset management segment.

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

Notes to Consolidated Financial Statements (Continued)

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

NOTE 11. STOCKHOLDERS' EQUITY

Classes of Shares

As of December 31, 2017, the Company’s Articles of Incorporation authorized 330,000,000 shares, consisting of 30,000,000 shares of preferred stock, which have a par value of $0.001 per share, and 300,000,000 shares of common stock, which have a par value of $0.001.

On January 10, 2018, the Company received the approval from the holders of a majority of the outstanding shares of Common Stock of the Company to amend the Company’s Articles of Incorporation, as amended to date, to increase the authorized shares of Common Stock from Three Hundred Million (300,000,000) shares of Common Stock to Three Hundred Fifty Million (350,000,000) shares of Common Stock. To effectuate the aforesaid amendment, on January 23, 2018, the Company filed its Certificate of Amendment to the Articles of Incorporation of the Company (the “Amendment”) with the Nevada Secretary of State. Following the filing of the Amendment, the aggregate number of shares which the Company shall have the authority to issue is Three Hundred Fifty Million (350,000,000) shares of Common Stock at $0.001 par value, and Thirty Million (30,000,000) shares (unchanged) of Serial Preferred Stock at $0.001 par value.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as fixed by the Company’s Board of Directors in its sole discretion. As of December 31, 2017, the Company’s Board of Directors has not issued any Preferred Stock.

Common Stock

As of January 23, 2018, the Company has 350,000,000 authorized shares of Common Stock. As of March 30, 2018, 309,602,004 shares were issued and 297,905,346 shares were outstanding. As of December 31, 2017, 294,526,821 shares were issued and 282,830,163 shares were outstanding. This compares to the year ended December 31, 2016, when 204,152,616 shares were issued and 190,230,163 shares were outstanding.

NOTE 12. INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2017 and 2016 included the following:

	2017	2016
Current benefit (provision):
Federal	$—	$—
State	—	—
Deferred provision:
Federal	1,271,323	16,047
State	(4,310)	30,535
Valuation allowance	(1,267,013)	(46,582)
Total income tax provision	$—	$—

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Carrying value differences	$574,993	$1,092,769
Net operating loss carryforward	697,681	803,637
Tax credits	6,250	—
Other	827	608
Subtotal	1,279,751	1,897,014
Valuation allowance	(948,917)	(1,897,014)
Net deferred tax assets	330,834	—
Deferred tax liabilities:
Net deferred tax liabilities	(330,834)	—
Net deferreds	$—	$—

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company’s historical operation performance and the reported cumulative losses in the three-year period preceding 2017, the Company has provided a full valuation allowance against its net deferred tax assets.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax asset, excluding after tax credits, as of December 31, 2017. As of December 31, 2017, this revaluation continues to be offset by a full valuation allowance.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $2.8 million and state net operating loss carryforwards of approximately $2.2 million. These carryforwards will expire in various amounts beginning in 2032. Internal Revenue Code Section 382 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that an ownership change did occur in August 2016. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change. The Company has analyzed this issue and management believes that the Company’s net operating loss carryforwards will not expire unutilized.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2017, there was no liability for unrecognized tax benefits. The Company does not expect that its uncertain tax positions will materially change in the next twelve months.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities.  Tax contingencies are based upon their technical merits, relative law, and the specific facts and circumstances as of each reporting period.  Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

Notes to Consolidated Financial Statements (Continued)

NOTE 13. RELATED PARTY TRANSACTIONS

Former CEO

As of the year ended December 31, 2015, the Company previously purported to lease its office building in Lynchburg, Virginia, from the Former CEO of the Company. Public records indicate that the owner of this property from at least January 1, 2014, through December 31, 2015, was the Former CEO’s ex-wife. The Company has filed a lawsuit against the Former CEO in order to recover, among other amounts, the payments made to the Former CEO. Additional information on this lawsuit can be found in Note 10. The Company vacated the building as of January 15, 2016.

The Company also leased a storage facility in Salem, Virginia, from the Former CEO. The Company is attempting to recover the payments made to the Former CEO related to this facility. The lease was not approved by the process required by the Company’s Code of Ethics. The Former CEO has refused to provide access to the storage facility to the management and has not returned Company-owned equipment located at the storage facility. The value of this equipment is also included in the lawsuit. Additional information can be found in Note 10.

The Company paid a total of $56,100 in rent to the Former CEO related to the office building in Lynchburg, Virginia, and the storage facility in Salem, Virginia, for the year ended December 31, 2015.

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

Bonhoeffer Fund, LP

The Company’s subsidiary, Willow Oak Asset Management, LLC, signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also a Sitestar director. Under the agreement, Willow Oak and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner.

Mt Melrose Transaction

On December 10, 2017, the Company entered into a certain Master Real Estate Asset Purchase Agreement (the “Purchase Agreement”) with Mt. Melrose, LLC (“Seller”), a Kentucky limited liability company that is engaged in the business of owning and managing a portfolio of residential and other income-producing real estate in Lexington, Kentucky. As previously reported, Seller is owned by Jeffrey I. Moore, Chairman of the Board of the Company. In accordance with its charter, the Company’s audit committee unanimously approved this related party transaction.

Pursuant to the Purchase Agreement, the Company, through a newly formed company subsidiary wholly owned by the Company (the “Purchaser”), will acquire, in a series of closings, substantially all of the business assets of the Seller. The assets primarily consist of 122 residential properties currently owned by the Seller and an undetermined number of additional residential properties under contract for purchase by Seller, along with Seller’s rights and ongoing obligations, as lessor/landlord, under all leases covering such real properties. Pursuant to the Purchase Agreement, Purchaser will assume, as of each closing, any outstanding indebtedness secured by the real properties then being conveyed at such closing. As of November 30, 2017, the real properties, all together, secured indebtedness having an aggregate principal balance of approximately $4,883,736.

The aggregate purchase price to be paid to Seller is approximately $8,448,700, subject to adjustments to reflect (i) any additional real properties acquired by Seller after the date of the Purchase Agreement and to be purchased by the Company, (ii) proration of such items as are customarily prorated at the time of each closing and (iii) any mutually agreed-upon reductions to the purchase price of one or more of the real properties negotiated between the parties following the Company’s due diligence investigation thereof or following any casualty loss, eminent domain, or condemnation affecting such property. $500,000 of the purchase price will be payable to Seller in cash, and the balance of the purchase price will be payable by (i) Purchaser’s assumption of the outstanding indebtedness secured by the real properties then being conveyed, as described above, and (ii) the Company’s issuance to Mr. Moore of restricted shares of the Company’s common stock (that will be exempt from registration pursuant to the provisions of

Notes to Consolidated Financial Statements (Continued)

Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933), subject to Seller’s right to receive cash in lieu thereof.  Portions of the purchase price will be paid at each closing, in such amounts as the parties may mutually agree to attribute and allocate to the specific assets being conveyed at such closing.

Under the Purchase Agreement, the parties agreed to finalize as soon as reasonably practicable a mutually acceptable schedule of closings and the specific assets to be conveyed at each such closing; provided, however, no closing as to any of the assets will be scheduled to occur later than June 10, 2019.

Each closing is subject to customary conditions precedent, including, without limitation, the parties’ respective customary representations and warranties made under the Purchase Agreement being true and correct as of the time of such closing, the parties having obtained any regulatory approvals necessary for consummation of the closing, and each party having delivered, respectively, customary instruments of transfer and assignment and assumption and other items specified in the Purchase Agreement.

The Purchase Agreement provided, further, as a condition precedent to Seller’s obligation to any of the closings thereunder, that, prior to the first closing, the Company or Purchaser and Mr. Moore shall have entered into a definitive employment agreement pursuant to which Mr. Moore will be employed as the President of Purchaser. Mr. Moore and the Purchaser entered into an employment agreement on January 10, 2018.

The transactions contemplated under the Purchase Agreement are referred to herein as the “Mt. Melrose Transaction.” The description of the Purchase Agreement above is a summary of certain of its material terms, does not purport to be complete and is qualified in its entirety by reference, including for other terms and conditions of the Mt. Melrose Transaction, to the Purchase Agreement, a copy of which is attached hereto as Exhibit 10.5 and is incorporated herein by reference.

The Mt. Melrose Transaction was considered and approved on December 1, 2017, by each of the Audit Committee of the Board of Directors of the Company and the Board of Directors of the Company. Mr. Moore did not participate in discussions of the Audit Committee or the Board about whether to approve the Mt. Melrose Transaction and abstained from voting on the Mt. Melrose Transaction at both meetings. In each case, it was considered that Mr. Moore is an interested Director of the Company and that the Mt. Melrose Transaction is a related party transaction. In each case it also was determined, among other things, that, notwithstanding that Mr. Moore is an interested Director of the Company, the Mt. Melrose Transaction is beneficial and fair to the Company and is on terms not less favorable to the Company than those that prevail in arms-length transactions with third parties.

Mt Melrose First Close

On January 10, 2018, the Purchaser, Mt Melrose, LLC, a newly organized Delaware limited liability company subsidiary wholly owned by the Company, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. This first tranche of real properties was acquired for total consideration of $3,814,500, which was payable as follows:

•	by payment of $500,000 to Seller in cash;
•	by Purchaser’s assumption of $1,798,713 of outstanding indebtedness secured by the acquired real properties and relevant de minimis prorated expenses; and
•	the balance by issuance to Seller of 15,075,183 shares of the Company’s common stock, all in accordance with the terms of the Purchase Agreement.

As a result of this first closing under the Purchase Agreement, Purchaser assumed $1,798,713 of outstanding indebtedness secured by the acquired real properties, along with all of Seller’s rights and ongoing obligations, as lessor/landlord, under all leases covering the acquired real properties. In connection with the Company’s organization of Purchaser and this first closing under the Purchase Agreement, the Purchaser has appointed Mr. Moore to serve as its President. Presently, 81 additional real properties are outstanding for purchase under the Purchase Agreement.

Mt Melrose Cash Flow Agreement

On Wednesday, January 10, 2018, Purchaser entered into a certain Cash Flow Agreement with Seller (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase

Notes to Consolidated Financial Statements (Continued)

transactions under the Purchase Agreement described above, the parties have agreed that as of and from and after January 10, 2018, until such time as the parties consummate the relevant closing as to each real property under the Purchase Agreement, Seller will assign to Purchaser all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and Purchaser will assume Seller’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Under the Cash Flow Agreement, Purchaser is responsible for Seller’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties; Seller’s real property taxes with respect to the real properties due and attributable to the periods from and after the effective date; and Seller’s ordinary expenses of operating the real properties, actually incurred, to the extent attributable to de minimis repairs, recurring maintenance services, and/or water, electricity, sewer, gas, telephone, or other similar utility charges.  However, the risk of loss and casualty damage with respect to all or any portion of the real properties will continue to be borne by Seller up to and including the actual time of the relevant closing respecting such real property.

Based on the 81 real properties presently outstanding for purchase under the Purchase Agreement, Purchaser presently is obligated under the Cash Flow Agreement for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $40,698 per month, (ii) insurance of $4,619 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $60,000 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate.

The description of the Cash Flow Agreement above is a summary of certain of its material terms, does not purport to be complete, and is qualified in its entirety by reference to the Cash Flow Agreement, a copy of which is attached hereto as Exhibit 10.6 and is incorporated herein by reference.

NOTE 14. SEGMENT INFORMATION

As of December 31, 2017, the Company has five reportable segments with separate management and reporting infrastructures that offer different products and services: Corporate, Internet, HVAC, Real Estate, and Asset Management.

The corporate segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. Sitestar also invests in marketable securities through the corporate segment. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The HVAC segment includes revenue and expenses derived from the acquisition and management of HVAC and plumbing companies in Arizona. The real estate segment includes revenue and expenses related to the management of properties held for investment and revenue and expenses involving the preparation and sale of properties held for resale. The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships.

The internet segment includes revenue generated by customers in both the United States and Canada. In the year ended December 31, 2017, the internet segment generated revenue of $1,205,281 in the United States and revenue of $82,127 in Canada. This compares to the year ended December 31, 2016, where the internet segment generated revenue of $1,312,444 in the United States and revenue of $102,845 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2017 and 2016. No comparable financial information exists for the asset management segment because it did not commence operations until January 1, 2017. Also note that the HVAC segment did not commence operations until June 14, 2016.

	Corporate	Internet	HVAC	Real Estate	Asset Management	Consolidated
Year ended December 31, 2017
Revenues	$—	$1,287,408	$4,294,904	$1,239,992	$2,271,747	$9,094,051
Cost of revenue	$—	$304,719	$2,961,874	$1,317,388	$—	$4,583,981
Net income (loss) before income taxes	$(597,225)	$782,313	$(106,701)	$(100,693)	$2,164,221	$2,141,915
Goodwill	$—	$212,445	$1,779,549	$—	$—	$1,991,994
Identifiable assets	$144,869	$485,757	$2,585,933	$1,057,357	$13,042,887	$17,316,803

Notes to Consolidated Financial Statements (Continued)

	Corporate	Internet	HVAC	Real Estate	Consolidated
Year ended December 31, 2016
Revenues	$—	$1,415,289	$1,477,961	$2,081,996	$4,975,246
Cost of revenue	$—	$369,514	$987,221	$2,165,020	$3,521,755
Net income (loss) before income taxes	$(754,708)	$822,224	$(78,843)	$(96,311)	$(107,638)
Goodwill	$—	$212,445	$1,341,300	$—	$1,553,745
Identifiable assets	$5,004,655	$622,431	$2,234,564	$1,979,582	$9,841,232

NOTE 15. ADJUSTMENT TO OPENING BALANCE NUMBER OF SHARES AND CANCELLATION OF TREASURY SHARES

During the quarter ended March 31, 2017, management was made aware of a clerical error that affected the reported number of treasury shares held as of December 31, 2016. It was discovered that the number of treasury shares held was overstated by 100,000 shares, which in turn understated the total number of shares outstanding by the same amount. The Company has concluded that a full restatement is not necessary as the total misstatement accounts for 0.035% of the total number of shares outstanding and no per share metrics were affected. This error dates back to records kept by prior management but has since been reconciled and corrected.  Further, management is actively working to cancel existing treasury shares. As noted on the condensed consolidated statements of stockholders’ equity, as of the year ended December 31, 2017, 2,125,795 treasury shares have been cancelled.

As of March 30, 2018, the correct number of shares outstanding is 297,905,346, and the correct number of treasury shares held is 11,696,658.

NOTE 16. SUBSEQUENT EVENTS

Mt Melrose Transaction

On January 10, 2018, the Company’s wholly owned subsidiary, Mt Melrose LLC, a Delaware limited liability company, completed the first close under the Mt. Melrose Transaction, and entered into the Cash Flow Agreement with the Seller. Each is more fully described in NOTE 13 Related Party Transactions.

Alluvial Fund, LP

On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction.  Under the terms of the amendment to the Alluvial Side Letter Agreement, to the extent that funds withdrawn by Willow Oak are replaced coincidentally by funds from a third party, Willow Oak is no longer subject to the former “lockup” restrictions, which formerly conditioned any withdrawals upon Willow Oak having a $50,000,000 capital account balance. Arquitos Capital Partners, LP, which is managed by our Chief Executive Officer, Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial, to replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.