Form 10-Q
period 2018-03-31
SITESTAR CORP
filed 2018-05-11
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares outstanding of Common Stock, $0.001 par value as of May 11, 2018 is 297,905,346.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SITESTAR CORPORATION

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$1,446,571	$3,297,059
Accounts receivable, net	324,507	396,880
Note receivable	—	226,000
Other current assets	308,083	150,390
Total current assets	2,079,161	4,070,329
Real estate - held for resale	130,085	199,117
Real estate - held for investment, net	9,124,646	616,374
Property and equipment, net	3,212,099	331,299
Goodwill, net	1,991,994	1,991,994
Non-current investments, at fair value	10,297,532	10,008,902
Other assets	69,625	98,788
	24,825,981	13,246,474
Total assets	$26,905,142	$17,316,803
Liabilities and Stockholders' Equity
Current Liabilities
Deferred revenue	$261,017	$269,134
Notes payable, current	865,408	370,802
Accounts payable	329,481	262,065
Accrued bonus	120,328	188,947
Accrued expenses	187,347	141,126
Total current liabilities	1,763,581	1,232,074
Notes payable	5,934,212	194,074
Total long-term liabilities	5,934,212	194,074
Total liabilities	7,697,793	1,426,148
Stockholders' equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 350,000,000 and 300,000,000 shares authorized; 309,602,004 and 204,152,616 shares issued; 297,905,346 and 190,230,163 shares outstanding	309,602	294,527
Additional paid-in-capital	25,181,689	23,538,493
Treasury stock, at cost, 11,696,658 common shares	(544,571)	(544,571)
Accumulated other comprehensive income	3,054	3,054
Accumulated deficit	(7,544,219)	(7,400,848)
Total stockholders' equity attributable to Sitestar Corporation Stockholders	17,405,555	15,890,655
Noncontrolling interest in consolidated subsidiaries	1,801,794	—
Total stockholders' equity	19,207,349	15,890,655
Total liabilities and stockholders' equity	$26,905,142	$17,316,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31
	2018	2017
Revenues - internet operations	$301,736	$335,086
Revenues - HVAC	625,839	895,392
Revenues - real estate	79,145	866,544
Revenues - asset management	284,705	150,807
Revenues - Mt Melrose	174,518	—
Total revenues	1,465,943	2,247,829
Cost of revenues - internet operations	71,147	79,809
Cost of revenues - HVAC	488,675	594,571
Cost of revenues - real estate	75,363	930,720
Cost of revenues - asset management	—	—
Cost of revenues - Mt Melrose	140,860	—
Total cost of revenues	776,045	1,605,100
Gross profit - internet operations	230,589	255,277
Gross profit - HVAC	137,164	300,821
Gross profit (loss) - real estate	3,782	(64,176)
Gross profit - asset management	284,705	150,807
Gross profit - Mt Melrose	33,658	—
Total gross profit	689,898	642,729
Selling, general and administrative expenses	988,803	605,614
Total operating expenses	988,803	605,614
(Loss) income from operations	(298,905)	37,115
Other income, net	67,975	131,513
(Loss) income before income taxes	(230,930)	168,628
Income tax benefit (expense)	—	—
Net (loss) income	(230,930)	168,628
Less: net income (loss) attributable to the noncontrolling interest	(87,559)	—
Net (loss) income attributable to Sitestar Corporation stockholders	$(143,371)	$168,628
Earnings per share, basic	0.00	0.00
Earnings per share, diluted	0.00	0.00
Weighted average number of shares, basic	296,397,828	250,934,607
Weighted average number of shares, diluted	311,972,285	250,934,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31
	2018	2017
Net (loss) income	$(230,930)	$168,628
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—
Change in unrealized gains related to available-for-sale securities:
Change in fair value of available-for-sale securities	—	30,407
Adjustment for net (gains)/losses realized and included in net income	—	(79,365)
Total change in unrealized gains/losses on available-for-sale securities	—	(48,958)
Other comprehensive (loss)	—	(48,958)
Comprehensive (loss) income	(230,930)	119,670
Less: comprehensive income (loss) attributable to the non controlling interest	(87,559)	—
Comprehensive (loss) income attributable to Sitestar Corporation stockholders	$(143,371)	$119,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated			Total
	Common		Additional	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Paid In Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2016	190,230,163	$204,152	$19,096,858	$(637,561)	$39,343	$(9,542,763)	$—	$9,160,029
Opening balance adjustment	100,000	—	—	—	—	—	—	—
Balance December 31, 2016 (restated)	190,330,163	204,152	19,096,858	(637,561)	39,343	(9,542,763)	—	9,160,029
Net income	—	—	—	—	—	2,141,915	—	2,141,915
Contributed capital	92,500,000	92,500	4,532,500	—	—	—	—	4,625,000
Unrealized gain on investments	—	—	—	—	(36,289)	—	—	(36,289)
Adjustment for share cancellation	—	(2,125)	(90,865)	92,990	—	—	—	—
Balance December 31, 2017	282,830,163	294,527	23,538,493	(544,571)	3,054	(7,400,848)	—	15,890,655
Net (loss) attributable to Sitestar Corporation stockholders	—	—	—	—	—	(143,371)	—	(143,371)
Contributed capital	15,075,183	15,075	3,532,549	—	—	—	—	3,547,624
Initial accounting of VIE	—	—	(1,889,353)	—	—	—	4,047,623	2,158,270
Asset acquisition	—	—	—	—	—	—	(2,158,270)	(2,158,270)
Net (loss) attributable to the noncontrolling interest	—	—	—	—	—	—	(87,559)	(87,559)
Balance March 31, 2018	297,905,346	$309,602	$25,181,689	$(544,571)	$3,054	$(7,544,219)	$1,801,794	$19,207,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net (loss) income	$(230,930)	$168,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,269	22,306
Gain on sale of real estate through subsidiary acquisition	(141,888)	—
Gain on sale of investments	—	(79,365)
Gain on non-current investments	(279,055)	(150,761)
Bad debt expense	9,661	3,397
Real estate valuation adjustment	—	28,684
Loss on sale of real estate	11,931	52,383
(Increase) decrease in:
Accounts receivable, net	62,712	(50,697)
Other current assets	(157,693)	(2,128)
Increase (decrease) in:
Deferred revenue	(8,117)	24,043
Accounts payable	67,416	15,035
Accrued expenses	(22,398)	96,215
Accrued mortgage interest	108,530	—
Net cash flows from operating activities	(500,562)	127,740
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	454,784
Purchases of marketable securities	(9,575)	—
Net purchases and sales of real estate	(19,399)	550,270
Improvements to real estate	(532,759)	(56,105)
Proceeds from sale of domain names	29,163	—
Purchase of property and equipment	(779,241)	(11,765)
Capitalized loan fees	—	(2,500)
Subsidiary acquisitions	(545,250)	(3,811,772)
Net cash flows from investing activities	(1,857,061)	(2,877,088)
Cash flows from financing activities:
Principal payments on note payable	(142,336)	(9,314)
Collections from notes receivable	226,000	—
Proceeds from notes payable	423,471	100,000
Proceeds from issuance of common stock	—	4,625,000
Net cash flows from financing activities	507,135	4,715,686
Net increase (decrease) in cash	(1,850,488)	1,966,338
Cash and cash equivalents at beginning of the period	3,297,059	2,607,370
Cash and cash equivalents at end of the period	$1,446,571	$4,573,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SITESTAR CORPORATION

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three Months Ended March 31, 2018 and 2017

	2018	2017
Non-cash supplemental information:
Assets and debt consolidated as part of subsidiary acquisition	$5,493,512	$—
Real estate held for investment acquired through debt obligations	$382,050	$—
Assumption of debt in subsidiary acquisition	$1,798,119	$—
Asset acquisition equity activity	$1,658,270	$—
HVAC equipment acquired through debt obligations	$60,752	$—
Unrealized loss on marketable securities reported as other comprehensive income	$—	$48,958
Issuance of note receivable on sale of real estate held for sale	$—	$226,000
HVAC acquisitions through notes payable	$—	$100,000

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

The Company operates through six reportable segments: Corporate, Internet Operations, HVAC Operations, Real Estate Operations, Asset Management Operations, and Mt Melrose Operations. The management of the Company also continually reviews various investment opportunities, including in other lines of business.

Corporate

The corporate segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Internet Operations

The Company operates its internet segment through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

HVAC Operations

The Company operates its HVAC segment through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC and plumbing companies in Arizona. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn non-voting profit interests. JNJ Investments has not earned any profits interests. Under the operating agreement, the Company has first claim to a portion of net income, with the remainder being allocated between the Company and JNJ Investments. JNJ Investments shall also be subject to a Loss Carryforward limitation in the event of a net loss.

As of March 31, 2018, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of $2.02 million, which includes estimated earn-outs of approximately $350,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and further described above, the purpose of HVAC Value Fund is to acquire and operate HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Real Estate Operations

Sitestar created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold Sitestar’s legacy portfolio of real estate. Through EDI Real Estate, LLC, Sitestar owns a real estate investment portfolio that includes nine residential properties, vacant land, and one commercial property. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

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

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017. Under a side letter agreement between Willow Oak, Alluvial Fund and the fund’s general partner, Willow Oak may not make a full withdrawal from its capital account prior to a date five years after the effective date of the side letter agreement. The Alluvial Fund focuses on investing in deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that the market has yet to recognize.

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

Willow Oak signed a fee share agreement on May 11, 2017, with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP, a private investment partnership (also known as “Ironwood Capital Allocation Partners” or “Ironwood Fund”). Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017. The Ironwood Fund utilizes a value investing methodology focused on: companies it believes will compound at a superior rate over the long term, special situations, and companies it believes are valued by the market significantly below its estimate of their intrinsic value.

Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also a Sitestar director. Under the agreement, Willow Oak and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. The Bonhoeffer Fund utilizes a value-oriented approach to invest in undervalued businesses worldwide that are in a state of distress and/or transition but also exhibit recurring revenue.

Mt Melrose Operations

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC (“New Mt Melrose”) on January 10, 2018, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. The Company accounted for the initial purchase of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contained in ASU 2017-01. See Note 3 for more information.

Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky region where Mt Melrose is focused. The Mt Melrose management team is responsible for growing this business. Additionally, unlike EDI Real Estate, LLC, Mt Melrose does not outsource property management services and has developed an internal property management team to handle those functions and responsibilities.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including: Sitestar.net, Inc., HVAC Value Fund, LLC, EDI Real Estate, LLC, Willow Oak Asset Management, LLC, and Mt Melrose LLC (“New Mt Melrose”).

Additionally, the Company has determined that New Mt Melrose is the primary beneficiary of Old Mt. Melrose. As such, the accompanying unaudited consolidated financial statements include the accounts of Old Mt. Melrose. While New Mt Melrose consolidated Old Mt. Melrose as its primary beneficiary, because it does not hold all the equity interests in Old Mt. Melrose, the equity interests of the noncontrolling party are separately presented in the accompanying unaudited consolidated balance sheets and unaudited consolidated statements of operations. See Note 3 for more information.

All intercompany accounts and transactions have been eliminated on consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Sitestar Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018 (the “2017 Form 10-K”). The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Use of Estimates

In accordance with Generally Accepted Accounting Principles (GAAP) in the United State of America, the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Investments

The Company holds various investments through its asset management segment. Assets held through Willow Oak Asset Management do not have a Readily Determinable Value as these investments are not publicly traded nor do they have published sales records. These investments are re-measured to fair value on a recurring basis. See Note 5 for more information.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the year ended December 31, 2017, the Company also held and made investments in marketable securities through its corporate operations. Marketable securities held were classified as available-for-sale based on management’s intent. The classification of the investments in the marketable securities was assessed upon purchase and reassessed at each reporting period. These investments were recorded at fair value and were classified as marketable securities in the accompanying consolidated balance sheets. Unrealized gains (losses) were categorized as Other Comprehensive Income. Realized gains (losses) on marketable securities were determined by specific identification. Interest was recognized on an accrual basis; dividends were recorded as earned on the ex-dividend date. No securities of these kind were held at March 31, 2018, as all securities were sold prior to the year ended December 31, 2017.

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

Mt Melrose and EDI Real Estate rental services are typically paid via cash or check no later than the fifth of the month. Any services collected after the fifth are charged either a flat-rate late fee or a daily-rate late fee based upon the lease agreement. If services remain uncollected, standard operating procedures are followed to commence a notice process for the tenant to either pay the amount due or evacuate the property. These procedures ensure low amounts of past due receivables.

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

The Company performs an analysis of its goodwill as of December 31 annually, or whenever events or changes in circumstances indicate that the assigned values may no longer be appropriate. No impairment was recorded in 2016. During the year ended December 31, 2017, a net downward adjustment of $29,504 was made to goodwill held through the HVAC segment. This adjustment was the result of two previous sellers not meeting or exceeding the operational terms of carryback notes that were previously included as consideration for these acquisitions. See Note 4 for more information.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

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

HVAC Operations

The Company performs HVAC and plumbing service repairs and installs HVAC units for its customers. Revenue is recognized upon completion of the installation or service call. Sales are adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveys with the installation of a new unit. There is also a two-year warranty on newly installed parts and equipment that is honored by the manufacturer. If an installation is performed over multiple days, it is accounted for using work in process (WIP) accounting in accordance with GAAP. Contract progress is measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts are typically completed within one month’s time. A small portion of revenue is from the sale of annual service agreements. Revenue attributable to these agreements is appropriately recognized over the life of the agreement.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Mt Melrose Operations

Rental revenue from Mt Melrose rental operations is recognized when it is due, generally on the first of each month or at another regular period agreed upon by the Company and the tenant. If payments are not provided in a timely manner, the amount due is designated as an account receivable. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. Tenants generally provide a security deposit at the time of possession. This deposit is held separately from revenue and only applied to revenue when rental payment comparable to the security deposit amount is not provided in a timely manner and considered unlikely to be recovered. Otherwise, the security deposit is returned in a timely manner after the property is surrendered back to the Company. Management has concluded that the nature of the performance obligation is cyclical and predictable with a very low possibility for non-performance. No contract assets or liabilities are recognized or incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ending December 31, 2017, December 31, 2016, and December 31, 2015, are open to potential IRS examination.

Income Per Share

The basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

the potential common shares had been issued and if the additional common shares were dilutive. The Company plans to issue approximately 15,574,457 additional common shares, subject to closing adjustments, to complete the Mt Melrose acquisition. These additional common shares to be issued will be dilutive to existing common stockholders.

Other Comprehensive Income

Other comprehensive income is the result of unrealized gains (losses) from marketable securities classified as available-for-sale.

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

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs and requires new disclosures. Early adoption is not permitted. The Company has adopted this standard in the first quarter of 2018. Management has evaluated the impact of this standard on customer contracts based on the modified retrospective method and determined that no adjustment was deemed necessary. There were no significant departures from the Company’s previous revenue recognition procedures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740). The ASU provides guidance related to the classifications of deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this standard in the first quarter of 2018. The initial application of the standard has not significantly impacted the Company.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Although the ASU retains many of the current requirements for financial instruments, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company has adopted this standard in the first quarter of 2018. The initial application of the standard has not significantly impacted the Company.

In January 2017, the FASB issued ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). The amendments in the update provide a screen to determine when a set is not a business. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Lastly, the amendments in the update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company adopted this ASU on January 1, 2018. While this ASU did not have a material effect on the Company’s financial statements on the date of adoption, the Company did follow the new guidance in determining that its acquisition of properties from Mt Melrose LLC in January 2018 was an asset acquisition. See Note 3 for additional information.

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

NOTE 3. ASSET ACQUISITION OF REAL ESTATE PROPERTIES

Acquisition

On December 10, 2017, the Company entered into a certain Master Real Estate Asset Purchase Agreement (the “Purchase Agreement”) with Mt. Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”), that owns and manages a portfolio of residential real estate in Lexington, Kentucky. Old Mt. Melrose is owned by Jeffrey I. Moore (“Moore”), the Company’s Chairman of the Board.

Pursuant to the Purchase Agreement, the Company, through a newly formed wholly owned limited liability company subsidiary Mt Melrose, LLC (“New Mt Melrose”), is in the process of acquiring, in a series of closings, substantially all of the business assets of Old Mt. Melrose. The assets primarily consist of 145 residential properties currently owned by Old Mt. Melrose and an undetermined number of additional residential properties under contract for purchase by Old Mt. Melrose, along with Old Mt. Melrose’s rights and ongoing obligations, as lessor/landlord, under all leases covering such real properties. Pursuant to the Purchase Agreement, the Company will assume, as of each closing, any outstanding indebtedness secured by the real properties then being conveyed at such closing.

On January 10, 2018, New Mt Melrose completed the first acquisition of 44 residential and other income-producing real properties for a total purchase price of $3,956,389, which consisted of $500,000 in cash, 15,075,183 shares of common stock valued at $1,658,270, and the assumption of $1,798,713 of existing debt. In connection with the initial closing, the Company and Old Mt. Melrose entered into a Cash Flow Agreement pursuant to which the Company is entitled to all net cash flows of Old Mt. Melrose relating to properties closed subsequently.

The Company accounted for the initial purchase of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contain in ASU 2017-01. The total purchase price, along with approximately $45,250 of transaction expenses, was allocated to the land and buildings acquired based on their relative fair values, as follows:

Land	$797,565
Buildings	$3,190,262
Total Value	$3,987,827

The buildings will be amortized over their estimated useful lives of 39 years. The Company determined that the assumed leases and service contracts were not favorable or unfavorable based on their terms relative to their fair values.

At the initial closing, Moore was appointed as New Mt Melrose’s president and executed an employment agreement with New Mt Melrose. Subject to the terms of the employment agreement, in certain limited situations that are deemed to be within the Company’s control, Moore has a right to acquire New Mt Melrose for fair value.

Variable Interests

The Company has determined that Old Mt. Melrose is a “variable interest entity” because Moore’s equity interests in Old Mt. Melrose are not effective in determining whether Moore or New Mt Melrose has a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement are deemed to be variable interests in Old Mt. Melrose. The Company has determined that New Mt Melrose is the primary beneficiary of Old Mt. Melrose since substantially all of Old Mt. Melrose’s activities are now conducted on behalf of New Mt Melrose and because the New Mt Melrose may be required to provide financial support to Old Mt. Melrose under the Cash Flow Agreement. As its primary beneficiary, New Mt Melrose consolidates Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose have been allocated

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

accordingly on the unaudited condensed consolidated balance sheets for the period ended March 31, 2018. As noted on the unaudited consolidated statements of stockholders’ equity, the ending noncontrolling interest allocated to the variable interest entity represents the remaining equity held by Old Mt. Melrose for properties yet to be acquired. The ending noncontrolling interest amount also includes any income or loss generated by the remaining properties to be acquired for the period ended March 31, 2018.

As of March 31, 2018, Old Mt. Melrose’s total assets were approximately $5.6 million and its total liabilities were approximately $3.8 million. These amounts have been consolidated in the accompanying unaudited consolidated financial statements.

NOTE 4. BUSINESS COMBINATIONS OR ACQUISITIONS

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

The business acquired on January 20, 2017 contributed revenues of $200,783, a net loss of $12,433, and additional selling, general and administrative expenses to HVAC Value Fund during the quarter ended March 31, 2018. The following unaudited pro forma summary presents consolidated information of HVAC Value Fund as if the previous year business combination had occurred on January 1 of the fiscal year. Pro forma information for the period ended March 31, 2018 was calculated using annualized, unaudited 2016 information, as information for the period from January 1, 2017 through the subsidiary closing date is unavailable.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, Sitestar has a 100% voting interest in HVAC Value Fund and JNJ Investments has the ability to earn profit interests. Pro forma earnings for the quarter ended March 31, 2018 are reported as gross without deducting the profits share that otherwise would be attributable to JNJ Investments in accordance with the operating agreement between Sitestar Corporation and JNJ Investments.

Pro forma three months ended March 31, 2017 (unaudited)	With January 20, 2017 acquisition
Revenue	$972,999
Earnings	$(58,735)

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

As previously mentioned in Note 2 and as noted above, in the July 8, 2016 and July 15, 2016 acquisitions a net downward adjustment of $14,504 was made to goodwill during the quarter ended September 30, 2017. Part of the considerations paid for the July 2016 acquisitions were seller carryback notes. The notes were payable in full on July 11, 2017 and July 30, 2017 and were contingent on certain revenue targets and other operational conditions. As of the quarter ended September 30, 2017, it was determined by management that the revenue targets for the July 8, 2016 acquisition were exceeded; therefore, the payable amount increased, and total consideration paid for the acquisition increased. As of the quarter ended September 30, 2017, it was also determined by management that the revenue targets for the July 15, 2016 acquisition were not met; therefore, the payable amount decreased, and total consideration paid for the acquisition decreased.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As previously reported in the quarterly reported filed with the SEC on August 8, 2017, and as noted above, in the June 2016 acquisitions, a downward adjustment of $15,000 was made to goodwill during the quarter ended June 30, 2017. Part of the consideration paid for the June 2016 acquisitions was a $15,000 seller carryback note. The note was payable in full on July 1, 2017, contingent on certain revenue targets and other operational conditions. As of the quarter ended June 30, 2017 it was determined by management that neither the revenue targets nor the operational conditions had been met; therefore, the payable was no longer due, and total consideration paid for the acquisition decreased.

NOTE 5. INVESTMENTS

Certain assets held through Willow Oak Asset Management, LLC do not have a Readily Determinable Value as these investments are not publicly traded nor do they have published sales records. The Alluvial Fund is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy in accordance with FASB ASC 820-10. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities and allocated based on total fund contributions. Due to the nature of the Huckleberry Real Estate Fund II, LLC investment, the investment is measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for this investment are not readily observable, this investment is valued using Level 3 inputs. The following non-current investments are re-measured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
March 31, 2018 (unaudited)
Alluvial Fund, LP	$7,010,860	$791	$2,535,881	$9,547,532
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$7,760,860	$791	$2,535,881	$10,297,532

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
March 31, 2017 (unaudited)
Alluvial Fund, LP	$5,000,000	$45	$150,761	$5,150,806
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$5,750,000	$45	$150,761	$5,900,806

NOTE 6. FAIR VALUE OF ASSETS AND LIABILITIES

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
March 31, 2018 (unaudited)
Huckleberry Real Estate Fund II, LLC	$—	$—	$750,000	$—	$750,000
Alluvial Fund, LP	—	—	—	9,547,532	9,547,532
Total investments	$—	$—	$750,000	$9,547,532	$10,297,532

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
March 31, 2017 (unaudited)
Marketable securities	$175,078	$—	$—	$—	$175,078
Huckleberry Real Estate Fund II, LLC	—	—	750,000	—	750,000
Alluvial Fund, LP	—	—	—	5,150,806	5,150,806
Total investments	$175,078	$—	$750,000	$5,150,806	$6,075,884
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. During the year ended December 31, 2017, a net downward adjustment of $29,504 was made to goodwill held through the HVAC segment. This adjustment was the result of previous sellers not meeting or exceeding the revenue targets of carryback notes that were previously included as consideration for the acquisition. See Note 4 for more information.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. No adjustment was deemed necessary for the quarter ended March 31, 2018. For the year ended December 31, 2017, the Company adjusted the carrying value of properties held downward by $101,694. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property, fluctuating market conditions, and write downs of previously capitalized improvements made by prior management.

As discussed in Note 3, in January 2018, Mt Melrose completed the first acquisition of 44 residential and other income producing real properties for a total purchase price of $3,956,389. The total purchase price, along with transaction expenses, was allocated to the land and buildings acquired based on their relative fair values. The fair values of the land and buildings was determined using Level 3 inputs, namely comparable properties within the Lexington, Kentucky region. The remaining acquisitions will be measured in a similar way using similar inputs.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	2018	2017
Automobile	$366,710	$264,778
Building	580,000	—
Computers and equipment	198,412	162,401
Furniture and fixtures	118,856	25,206
Land	2,103,370	—
	3,367,348	452,385
Less accumulated depreciation	(155,249)	(121,086)
Property and equipment, net	$3,212,099	$331,299

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Depreciation expense was $34,163 for the three months ended March 31, 2018 and $89,516 for the year ended December 31, 2017. Increased buildings, vehicles, computers, and equipment are the result of the Mt Melrose acquisition that occurred on January 10, 2018.

The building held through Mt Melrose, LLC is a multi-purpose office and warehouse space located in Lexington, Kentucky, that will ultimately serve as Mt Melrose’s headquarters. The building is currently under renovation to repurpose existing spaces and make improvements to the structure and function of the building.

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

As of March 31, 2018, the Company owned nine residential properties, one commercial property, and interests in several lots. The Company sold one residential property and one plot of land in the quarter ended March 31, 2018, for gross proceeds of $62,000 and net proceeds of $57,101. The carrying value of the two properties sold was $69,033. The Company did not purchase any properties in the quarter ended March 31, 2018.

Real Estate Held for Investment

As of March 31, 2018, the Company accounted for nine residential properties as held for investment. The Company had eight properties available for rent with all eight properties being occupied. One additional property continues to be renovated with the intention to have it ready for rent during 2018. The leases in effect, as of the quarter ended March 31, 2018, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $5,304 for the three months ended March 31, 2018. Total accumulated depreciation as of March 31, 2018 totaled $91,664. As of March 31, 2018, these EDI Real Estate, LLC properties held for investment were carried on the balance sheet at $611,071.

Real Estate Held for Resale

As of March 31, 2018, the Company accounted for one commercial property and several lots as held for resale. These properties held for resale were carried on the balance sheet at $130,085.

Mt Melrose, LLC

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC (“New Mt Melrose”), which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, New Mt Melrose is a real estate business that the Company expects will grow significantly over time. New Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky region where New Mt Melrose is focused. The New Mt Melrose management team is responsible for growing this business.

All real estate held through Mt Melrose, LLC is classified as held for investment. As of the quarter ended March 31, 2018, this includes 145 properties carried on the balance sheet at $8,513,575. Of the 145 properties held for investment, 70 of the properties are currently rented. The remaining properties are under construction and are being readied for rent. Depreciation expense and accumulated depreciation totaled $39,802 for the quarter ended March 31, 2018.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 9. NOTES PAYABLE

Notes payable at March 31, 2018 and December 31, 2017 consist of the following:

	2018	2017
Interest bearing amounts due on real estate held for investment through Mt Melrose, LLC	$6,226,850	$—
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	25,000	25,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	—	64,804
Interest bearing amount due on line of credits through HVAC Value Fund, LLC	247,493	220,485
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	101,925	116,987
Vehicle loans through HVAC Value Fund, LLC	60,752	—
Interest bearing amount due on real estate held for investment through EDI Real Estate, LLC	137,600	137,600
Less current portion	(865,408)	(370,802)
Long-term portion	$5,934,212	$194,074

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. Of the six acquisitions made by HVAC Value Fund during 2016 and 2017, five resulted in notes payable to the seller. As of December 31, 2017, two of the five seller notes remained outstanding. The interest bearing note payable accrues interest at 7% annually. A payment of $25,000 is payable on June 16, 2018 and is contingent on meeting revenue targets and other operational conditions. The non-interest bearing note payable was paid in full during the quarter ended March 31, 2018. Additional debt held through the HVAC segment includes lines of credit, as well as loans and leases for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans require monthly payments through May 2023 and hold annual interest rates of 5.99%.

During the quarter ended September 30, 2017, EDI Real Estate, LLC entered into two promissory notes, each secured by a property held for investment. These notes pay interest quarterly and are due September 15, 2022 with early payoff permitted.

On January 10, 2018, our new, wholly owned subsidiary, Mt Melrose, LLC (“Purchaser”), a Delaware limited liability company, entered into a certain Cash Flow Agreement with Mt. Melrose, LLC (“Seller”), a Kentucky limited liability company (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the Mt Melrose Purchase Agreement, the parties agreed after January 10, 2018, until such time as the parties consummate the relevant closing as to each real property under the Mt Melrose Purchase Agreement, Seller assigns to Purchaser all of the income, rents, receivables and revenues arising from or issuing out of such real property, and Purchaser assumes Seller’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Under the Cash Flow Agreement, Purchaser is responsible for Seller’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties both acquired and to be acquired, among other operating expenses. The debt secured by the real properties have varying annual interest rates from 4.375% to 13%. These notes begin to mature as early as March 2019 with the last note extending until January 2042. Some of these loans are interest only while others accrue interest that is due in full with a final balloon payment. As of the quarter ended March 31, 2018, $6,226,850 of debt is secured by these properties.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 10. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the three months ended March 31, 2018 and for the year ended December 31, 2017, bad debt expense was $9,661 and $28,986, respectively. The decrease in accounts receivable is the result of the collection of a note receivable that occurred during the three months ended March 31, 2018. The note arose from a financing arrangement for a residential property sold during the nine months ended September 30, 2017. As of March 31, 2018 and December 31, 2017, accounts receivable consisted of the following:

	2018	2017
Gross accounts receivable	$332,125	$399,378
Less allowance for doubtful accounts	(7,618)	(2,498)
Accounts receivable, net	$324,507	$396,880

NOTE 11. SEGMENT INFORMATION

As of March 31, 2018, the Company has six business units with separate management and reporting infrastructures that offer different products and services. The six business units have been aggregated into the following reportable segments: Corporate, Internet, HVAC, Real Estate, Asset Management, and Mt Melrose.

The corporate segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The HVAC segment includes revenue and expenses derived from the acquisition and management of HVAC and plumbing companies in Arizona. The real estate segment includes revenue and expenses related to the management of properties held for investment and revenue and expenses involving the preparation and sale of properties held for resale. The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships. The Mt Melrose segment includes revenue and expenses related to the property management and real estate rental activities of a portfolio of rental properties located in Lexington, Kentucky.

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended March 31, 2018, the internet segment generated revenue of $282,459 in the United States and revenue of $19,277 in Canada. This compares to the quarter ended March 31, 2017 where the internet segment generated revenue of $312,618 in the United States and revenue of $22,468 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended March 31, 2018 and 2017.

	Corporate	Internet	HVAC	Real Estate	Asset Management	Mt Melrose	Consolidated
Three months ended March 31, 2018
Revenues	$—	$301,736	$625,839	$79,145	$284,705	$174,518	$1,465,943
Cost of revenue	—	71,147	488,675	75,363	—	140,860	776,045
Net income (loss) before income taxes	(372,575)	190,607	(178,387)	(1,675)	267,907	(136,807)	(230,930)
Goodwill	—	212,445	1,779,549	—	—	—	1,991,994
Identifiable assets	294,557	415,311	2,434,884	816,107	10,333,980	12,610,303	26,905,142

	Corporate	Internet	HVAC	Real Estate	Asset Management	Mt Melrose	Consolidated
Three months ended March 31, 2017
Revenues	$—	$335,086	$895,392	$866,544	$150,807	$—	$2,247,829
Cost of revenue	—	79,809	594,571	930,720	—	—	1,605,100
Net income (loss) before income taxes	(66,899)	215,562	(62,938)	(67,798)	150,701	—	168,628
Goodwill	—	212,445	1,809,053	—	—	—	2,021,498
Identifiable assets	4,469,112	699,024	2,528,451	1,387,320	5,900,964	—	14,984,871

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 12. ADJUSTMENT TO OPENING BALANCE NUMBER OF SHARES AND CANCELLATION OF TREASURY SHARES

During the quarter ended March 31, 2017, management was made aware of a clerical error that affected the reported number of treasury shares held as of December 31, 2016. It was discovered that the number of treasury shares held was overstated by 100,000 shares, which in turn understated the total number of shares outstanding by the same amount. The Company has concluded that a full restatement is not necessary as the total misstatement accounts for 0.035% of the total number of shares outstanding and no per share metrics were effected. This error dates back to records kept by prior management but has since been reconciled and corrected. Further, management is actively working to cancel existing treasury shares. As noted on the condensed consolidated balance sheets and the condensed consolidated statements of stockholders’ equity, as of the quarter ended March 31, 2018, 2,125,795 treasury shares have been cancelled.

As of May 11, 2018, the correct number of shares outstanding is 297,905,346 and the correct number of treasury shares held is 11,696,658.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events from March 31, 2018, through May 11, 2018, the date the unaudited condensed consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes for the quarter ended March 31, 2018. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

Sitestar Corporation (“Sitestar,” the “Company,” or “we”) operates under six segments:

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

•

HVAC Operations: The Company operates its HVAC Operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. As of March 31, 2016, HVAC Value Fund had closed on six acquisitions totaling $2,015,000, plus estimated earn outs of approximately $350,000.

•

Real Estate Operations: Sitestar owns a real estate investment portfolio through EDI Real Estate, LLC that includes residential properties, vacant land, and one commercial property. Our real estate portfolio is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

•

Asset Management Operations: Sitestar created a wholly owned asset management subsidiary on October 10, 2016 named Willow Oak Asset Management, LLC (“Willow Oak”). As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, an unrelated private partnership that was launched on January 1, 2017. As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, on January 24, 2017 Willow Oak entered into a certain Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC (“Huckleberry Fund”) dated as of January 24, 2017. Future investments of this nature will operate under Willow Oak and all related revenues and expenses will be allocated to the asset management segment accordingly. Sitestar, through its wholly owned subsidiary Willow Oak, signed a fee share agreement on May 11, 2017 with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP. Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who become limited partners after May 11, 2017. Willow Oak signed a fee share agreement on June 13, 2017 with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also a Sitestar director. Under the Agreement, Willow Oak Asset Management and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•

Mt Melrose Operations: As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC on January 10, 2018, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky region where Mt Melrose is focused. The Mt Melrose management team is responsible for growing this business. Additionally, unlike EDI Real Estate, LLC, Mt Melrose does not outsource property management services and has developed an internal property management team to handle those functions and responsibilities.

Summary of Financial Performance

Common stockholders’ equity increased from $15,890,655 at December 31, 2017 to $19,207,349 at March 31, 2018. The change was mostly attributable to $1,658,270 of additional common stock issued associated with the acquisition of Old Mt. Melrose. This change was also driven by $190,607 of comprehensive income in the internet segment, $178,387 of comprehensive loss in the HVAC segment, $1,675 of comprehensive loss from the real estate segment, $267,907 of comprehensive income in the asset management segment, $136,808 of comprehensive loss in the Mt Melrose segment, and $372,841 of comprehensive loss in the corporate segment. Corporate expenses for the three months ended March 31, 2018 totaled $372,575.

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

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
ASSETS
Cash and equivalents	$1,446,571	$3,297,059	$151,867	$2,231,807
Investments, at fair value	10,297,532	10,008,902	12,201,972	8,978,684
Real estate, total	9,254,731	815,491	839,849	1,102,158
Accounts receivables, net	324,507	396,880	481,123	440,403
Goodwill and other assets	5,581,801	2,798,471	2,794,364	2,763,402
Total assets	$26,905,142	$17,316,803	$16,469,175	$15,516,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$261,017	$269,134	$239,748	$247,873
Accounts payable	329,481	262,065	180,692	220,631
Accrued expenses	307,675	330,073	218,294	195,414
Notes payable and other liabilities	6,799,620	564,876	658,635	497,954
Total liabilities	7,697,793	1,426,148	1,297,369	1,161,872
Total stockholders’ equity	19,207,349	15,890,655	15,171,806	14,354,582
Total liabilities and stockholders’ equity	$26,905,142	$17,316,803	$16,469,175	$15,516,454

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of operations

Corporate

In the quarter ended March 31, 2018 the corporate segment produced a total of $372,841 of comprehensive loss. Expenses totaled $372,575. This compares to corporate expenses of $146,267 incurred during the quarter ended March 31, 2017. Expenses were higher during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 primarily due to increased payroll expenses, legal expenses, and consulting expenses. Since the quarter ended March 31, 2017, the corporate segment has hired three new, full-time employees. Additionally, legal and consulting expenses were higher in the quarter ended March 31, 2017 due to the additional due diligence performed surrounding the Mt Melrose launch and acquisition.

Internet Operations

As of March 31, 2018, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2017. Additionally, competitive pressures have negatively affected our ongoing revenue. Accordingly, internet segment revenue is slowly declining, though at a slower pace than previous years, as noted below.

Revenue attributed to the internet segment during the quarter ended March 31, 2018, totaled $301,736. While this was a decrease of $33,350 when compared to revenue generated in this segment during the quarter ended March 31, 2017, totaling $335,086, income from operations reported for the segment decreased by only $24,955 during the same time period. The year-over-year revenue decline is the result of fewer customer renewals and the absence of new customers.

The cost of revenue during the quarter ended March 31, 2018, totaled $71,147. This was a decrease of $8,662 when compared to the cost of revenue in this segment during the quarter ended March 31, 2017, totaling $79,809. This decrease was the result of renegotiated vendor contracts.

Other income for the quarter ended March 31, 2018, consists of the gains on sales of two blocks of IP addresses that were historically held at no cost on the balance sheet. Management continues to evaluate these types of assets for income producing opportunities.

The table below provides a summary of income statement figures over time. These figures are specific to the internet segment and are presented for the quarterly periods designated below.

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Revenues	$301,736	$309,779	$314,202	$328,341
Cost of revenue	71,147	67,621	81,144	76,145
Operating expenses	69,778	51,041	61,299	68,214
Other income	29,796	16,466	656	2,771
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$190,607	$207,583	$172,415	$186,753

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management also evaluates domain names available for purchase in order to generate new revenue from customers who utilize the domains.

Our current sales mix of customers consists of approximately 70% internet access and 30% web hosting and storage. Approximately 93% of our customer accounts are managed by our U.S. operations and 7% of our customer accounts are managed by our Canada operations. Revenue generated by our U.S. operations totaled $282,459 and revenue generated by our Canada operations totaled $19,277 during the quarter ended March 31, 2018. This compares to revenue generated by our U.S. operations of $312,618 and revenue generated by our Canada operations of $22,468 during the quarter ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HVAC Operations

The Company operates its HVAC operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. After gaining experience with HVAC acquisitions, management noted the complementary nature of plumbing providers and completed two acquisitions where a significant amount of their revenue originated from plumbing services. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. HVAC Value Fund closed on five acquisitions totaling $1,455,000 during the year ended December 31, 2016, and one acquisition during the year ended December 31, 2017, totaling $560,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and discussed further herein, the purpose of HVAC Value Fund is to acquire HVAC and plumbing businesses. Accordingly, all of our acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Our HVAC operations generated revenue of $625,839 during the quarter ended March 31, 2018. This is a decrease of $269,553 compared to generated revenue of $895,392 during the quarter ended March 31, 2017. For the quarter ended March 31, 2018, cost of revenue totaled $488,675 and operating expenses totaled $310,870. This is a decrease of $105,896 and an increase of $10,049, respectively, compared to the quarter ended March 31, 2017, when cost of revenue totaled $594,571 and operating expenses totaled $300,821. Other expenses for the quarter ended March 31, 2018, totaled $4,681. This is an increase of $2,430 compared to other expenses for the quarter ended March 31, 2017, when other expenses totaled $2,251. The other expenses are related to the interest portion of the notes payable incurred by HVAC Value Fund. Net loss before for the quarter ended March 31, 2018, totaled $178,387. This compares to the quarter ended March 31, 2017, when the net loss for the quarter totaled $74,138.

Real Estate Operations

Sitestar created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC to hold Sitestar’s legacy portfolio of real estate. As of March 31, 2018, we owned nine residential properties, one commercial property, and interests in several lots. This compares to March 31, 2017, when we owned 13 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. From December 14, 2015, through the end of 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2016 and 2017, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor. As of March 31, 2018, the majority of these properties have been successfully sold and monetized. Several real estate agents continue to be engaged to market the remaining properties listed for resale.

Through EDI Real Estate, we own eight rental properties managed by a third-party property management company. As of March 31, 2018, we had eight properties available for rent with all eight properties being occupied. One additional property continues to be renovated with the intention to have it ready for rent during 2018. The leases in effect as of the quarter ended March 31, 2018, are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties. Eight properties were current with regard to tenant payments as of March 31, 2018. This compares to the quarter ended March 31, 2017, when we had the same eight properties available for rent with all eight properties current with regard to tenant payments.

During the quarter ended March 31, 2018, we sold one lot and one residential property for gross proceeds of $62,000. Net proceeds totaled $57,101. This compares to their carrying value of $69,033. As of March 31, 2018, real estate held for resale was carried on the balance sheet at $130,085. This compares to the quarter ended March 31, 2017, when real estate held for resale was carried at $598,048. During the quarter ended March 31, 2018, EDI Real Estate generated rental revenue of $22,044, net of bad debt expense. The cost of rental revenue totaled $6,331. This compares to rental revenue of $28,444, net of bad debt expense and cost of rental revenue of $6,251 during the quarter ended March 31, 2017. The consistency of our rental revenue relative to cost of rental revenue is the result of stable tenant leases, which are managed by a third-party property management company. As of March 31, 2018, EDI real estate held for investment was carried on the balance sheet at $611,071. This compares to the quarter ended March 31, 2017 when EDI real estate held for investment was held at $500,710.

No properties were purchased through EDI Real Estate for the quarter ended March 31, 2018.

Depreciation expense totaled $5,304 for the quarter ended March 31, 2018. Total accumulated depreciation as of March 31, 2018, totaled $91,664.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For EDI as a whole, for the quarter ended March 31, 2018, the total comprehensive loss was $1,675. This compares to the $67,798 of comprehensive loss reported for the segment for the quarter ended March 31, 2017.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC (“New Mt Melrose”), which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, New Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky region where Mt Melrose is focused. The New Mt Melrose management team is responsible for growing this business.

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

During the quarter ended March 31, 2018, the asset management segment produced $284,705 of revenue. Cost of revenue was $0 and operating expenses totaled $27,873. Other income attributable to the asset management segment totaled $11,075. Other income was primarily attributable to a sub-lease arrangement for shared office space in New York City. Comprehensive income for the quarter ended March 31, 2018, totaled $267,907. This compares to the quarter ended March 31, 2017, when the asset management segment produced $150,807 of revenue, cost of revenue was $0, and operating expenses totaled $193. Additionally, other income was $87 and comprehensive income for the quarter ended March 31, 2017, was $150,701. Note that as of the quarter ended March 31, 2017, only one fee share arrangement had been entered into.

As of the quarter ended March 31, 2018, the fair value of investments held through the asset management segment totaled $10,297,532. This compares to the quarter ended March 31, 2017 when the fair value of investments held through the asset management segment totaled $5,900,806. The remaining investments held on the balance sheet as of March 31, 2017 were held through the corporate segment.

Mt Melrose Operations

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC (“New Mt Melrose”) on January 10, 2018, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, New Mt Melrose is a real estate business that the Company expects will grow significantly over time. New Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky region where New Mt Melrose is focused. The New Mt Melrose management team is responsible for growing this business. Additionally, unlike EDI Real Estate, LLC, Mt Melrose does not outsource property management services and has developed an internal property management team to handle those functions and responsibilities.

Through Mt Melrose we own 145 rental properties consisting of single-family and multi-family properties. As of March 31, 2018, we had 99 properties available for rent with 70 properties being occupied. The unoccupied properties have tenants being evaluated for move in, and the remaining properties are under construction with the intention of making them rent ready as soon as possible. The leases in effect as of the quarter ended March 31, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Mt Melrose does not intend to purchase, nor does it currently have, any properties held for resale. Mt Melrose did, however, purchase a commercial building during the quarter ended March 31, 2018, that will act as the segment’s future headquarters. This property is being renovated over the next year and will offer additional sub-lease rental opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the quarter ended March 31, 2018, Mt Melrose generated rental revenue of $174,518. The cost of rental revenue totaled $140,860. Operating expenses for the quarter ended March 31, 2018, were $204,113. As of March 31, 2018, Mt Melrose real estate held for investment was carried on the balance sheet at $8,513,575. No comparable figures exist as Mt Melrose did not commence operations until January 10, 2018.

Depreciation expense and accumulated depreciation totaled $39,802 for the quarter ended March 31, 2018.

During the quarter ended March 30, 2018, Mt Melrose purchased a total of 11 rental properties for a gross purchase price of $458,550. The majority of these purchases resulted in various notes payable. Additionally, Mt Melrose purchased the commercial property previously mentioned for a gross purchase price of $725,000, which was allocated between the land and building.

Financial Condition, Liquidity and Capital Resources

Sitestar carries out its business strategy in five operating segments: Internet Operations, HVAC Operations, Real Estate Operations, Asset Management Operations, and Mt Melrose Operations. Our primary focus is on generating cash flow from operations. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these four segments or the Company’s historical operations.

Cash and equivalents totaled $1,446,571 at quarter end March 31, 2018, compared to $3,297,059 at year end December 31, 2017. This decrease in cash and equivalents is the result of our investment in Mt Melrose, LLC. Real estate held for investment increased to $9,124,646 at quarter end March 31, 2018, compared to $616,374 at year end December 31, 2017. Property and equipment also increased from $331,299 at year end December 31, 2017, to $3,212,099 at quarter end March 31, 2018. Total notes payable increased to $6,798,770 from $564,876 during the same time period. The increases in these accounts are also due to the acquisition and consolidation of and with Mt. Melrose, LLC.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations and from the sale of our real estate portfolio will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future. The Company did acquire long-term debt with the acquisition of Mt. Melrose, LLC, however, the debt is collateralized by the real properties that were also acquired. Our liquidity could be negatively affected if we were to make another acquisition, which may necessitate the need to raise capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to us.

The aging of accounts receivable as of March 31, 2018 and December 31, 2017 is as shown:

	March 31, 2018	December 31, 2017
Current	$186,057	$225,114
30 – 60 days	76,197	59,425
60 + days	62,253	112,341
Total	$324,507	$396,880

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

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017 and January 17, 2018, respectively, Sitestar created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also a Sitestar director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. This first tranche of real properties was acquired for total consideration of $3,814,500, which was payable as follows:

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

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of March 31, 2018, other than those previously mentioned related to the HVAC and asset management segment. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through July 31, 2019, and for leased office space for Willow Oak Asset Management, LLC, which extends through September 30, 2020.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, management, with the participation of our Chief Executive and Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive and Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018. During the quarter ended March 31, 2018, management continued to recruit additional employees at the corporate level in order to add additional layers of internal review and further segregate employee responsibilities. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

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

As previously reported in our Current Report on Form 8-K filed with the SEC on February 6, 2017, the Company accepted and closed upon subscriptions from a private placement of shares of common stock of the Company (the “Private Placement”) in the amount of $4,625,000 and issued 92,500,000 shares of its common stock in connection therewith. Immediately following the Private Placement as of February 6, 2017, the Company had a total of 296,652,616 issued shares of common stock and 282,830,163 outstanding shares of common stock.

As previously reported in our Current Report on Form 8-K filed with the SEC on January 17, 2018, the Company issued 15,075,183 shares of the Company’s common stock in connection with the first close of the Mt Melrose acquisition. Following the issuance of the shares of the Company’s common stock on February 14, 2018 for the Mt Melrose first close, the Company had a total of 309,602,004 issued shares of common stock and 297,905,346 outstanding shares of common stock.

The issuance of shares of common stock of the Company pursuant to the Private Placement was a private placement to “accredited investors” (as that term is defined under Rule 501 of Regulation D), and was exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering. The issuance of shares of common stock of the Company pursuant to the first close of the Mt Melrose acquisition was exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company is not primarily engaged, and does not propose to primarily engage, in the business of investing, reinvesting or trading in securities, and does not propose to operate in a manner that would cause it to acquire ‘investment securities’ (as defined in the Investment Company Act), having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items), calculated on an unconsolidated basis. The board of the Company has elected to eliminate any uncertainty in regard to the Company’s current status under the Act, and has confirmed pursuant to Rule 3a-2 adopted under the Act that the Company has a bona fide intent to be engaged primarily, as soon as is reasonably possible and in any event by the end of the one-year period beginning June 30, 2017, in various lines of business not constituting investment securities, including, but not necessarily limited to, internet services, HVAC and plumbing services and real estate. This bona fide intent is demonstrated by the Company’s internal operational plan (the ‘Plan’), prepared and submitted by the Company, which sets forth detailed and specific potential steps to use the Company’s capital and assets to grow certain operational lines of business. Pursuant to the Plan, the Company’s holdings of investment securities will constitute less than 40 percent of its total assets on an unconsolidated basis no later than one year from June 30, 2017, which marks the end of the “safe harbor period” as noted in the Act.

Item 6.	Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Sitestar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity (unaudited) as of March 31, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SITESTAR CORPORATION

Date: May 11, 2018	/s/ Steven L. Kiel
Steven L. Kiel
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)