Form 10-Q
period 2018-06-30
ENTERPRISE DIVERSIFIED, INC.
filed 2018-08-10
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

ENTERPRISE DIVERSIFIED, INC.

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

The number of shares outstanding of Common Stock, $0.125 par value as of August 10, 2018 is 2,544,500.

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

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$280,958	$3,297,059
Accounts receivable, net	439,904	396,880
Note receivable	—	226,000
Other current assets	264,420	150,390
Total current assets	985,282	4,070,329
Real estate - held for investment, net	11,095,516	616,374
Real estate - held for resale	90,085	199,117
Property and equipment, net	3,611,817	331,299
Goodwill, net	1,991,994	1,991,994
Note receivable	161,483	—
Non-current investments, at fair value	10,200,149	10,008,902
Other assets	69,625	98,788
	27,220,669	13,246,474
Total assets	$28,205,951	$17,316,803
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$454,221	$262,065
Accrued bonus	30,171	188,947
Accrued expenses	183,115	141,126
Deferred revenue	227,476	269,134
Notes payable, current	1,587,589	370,802
Total current liabilities	2,482,572	1,232,074
Notes payable	6,366,681	194,074
Total long-term liabilities	6,366,681	194,074
Total liabilities	8,849,253	1,426,148
Stockholders' equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 and 2,400,000 shares authorized; 2,625,006 and 2,356,246 shares issued; 2,531,432 and 2,262,672 shares outstanding	328,126	294,527
Additional paid-in-capital	27,570,729	23,538,493
Treasury stock, at cost, 93,574 common shares	(544,571)	(544,571)
Accumulated other comprehensive income	3,054	3,054
Accumulated deficit	(7,798,403)	(7,400,848)
Total stockholders' equity attributable to Enterprise Diversified, Inc. Stockholders	19,558,935	15,890,655
Noncontrolling interest in consolidated subsidiaries	(202,237)	—
Total stockholders' equity	19,356,698	15,890,655
Total liabilities and stockholders' equity	$28,205,951	$17,316,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Revenues - asset management	$(92,773)	$454,316	$191,932	$605,210
Revenues - real estate	197,466	—	371,984	—
Revenues - home services	1,019,667	1,299,282	1,645,506	2,194,674
Revenues - internet operations	297,587	328,341	599,323	663,427
Revenues - other	20,952	25,602	100,097	892,146
Total revenues	1,442,899	2,107,541	2,908,842	4,355,457
Cost of revenues - asset management	—	—	—	—
Cost of revenues - real estate	94,062	—	234,922	—
Cost of revenues - home services	634,308	837,340	1,122,983	1,431,911
Cost of revenues - internet operations	80,580	76,145	151,727	155,954
Cost of revenues - other	49,568	27,345	124,931	958,065
Total cost of revenues	858,518	940,830	1,634,563	2,545,930
Gross profit (loss) - asset management	(92,773)	454,316	191,932	605,210
Gross profit - real estate	103,404	—	137,062	—
Gross profit - home services	385,359	461,942	522,523	762,763
Gross profit - internet operations	217,007	252,196	447,596	507,473
Gross profit (loss) - other	(28,616)	(1,743)	(24,834)	(65,919)
Total gross profit	584,381	1,166,711	1,274,279	1,809,527
Selling, general and administrative expenses	884,824	697,658	1,873,628	1,303,272
Total operating expenses	884,824	697,658	1,873,628	1,303,272
(Loss) income from operations	(300,443)	469,053	(599,349)	506,255
Other (loss) income, net	(96,128)	(1,789)	(170,041)	129,637
(Loss) income before income taxes	(396,571)	467,264	(769,390)	635,892
Income tax benefit (expense)	—	—	—	—
Net (loss) income	(396,571)	467,264	(769,390)	635,892
Less: net loss attributable to the noncontrolling interest	(142,388)	—	(371,835)	—
Net (loss) income attributable to Enterprise Diversified, Inc. stockholders	$(254,183)	$467,264	$(397,555)	$635,892
(Loss) earnings per share, basic	(0.11)	0.21	(0.17)	0.30
(Loss) earnings per share, diluted	(0.11)	0.21	(0.16)	0.30
Weighted average number of shares, basic	2,384,902	2,262,672	2,378,096	2,135,932
Weighted average number of shares, diluted	2,389,432	2,262,672	2,434,712	2,135,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Net (loss) income	$(396,571)	$467,264	$(769,390)	$635,892
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—	—	—
Change in unrealized gains related to available-for-sale securities:
Change in fair value of available-for-sale securities	—	(19,811)	—	10,596
Adjustment for net (gains)/losses realized and included in net income	—	2,430	—	(76,935)
Total change in unrealized gains/losses on available-for-sale securities	—	(17,381)	—	(66,339)
Other comprehensive loss	—	(17,381)	—	(66,339)
Comprehensive (loss) income	(396,571)	449,883	(769,390)	569,553
Less: comprehensive loss attributable to the non controlling interest	(142,388)	—	(371,835)	—
Comprehensive (loss) income attributable to Enterprise Diversified, Inc. stockholders	$(254,183)	$449,883	$(397,555)	$569,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated			Total
	Common		Additional	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Paid In Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2016	1,521,872	$204,152	$19,096,858	$(637,561)	$39,343	$(9,542,763)	$—	$9,160,029
Opening balance adjustment	800	—	—	—	—	—	—	—
Balance December 31, 2016 (restated)	1,522,672	204,152	19,096,858	(637,561)	39,343	(9,542,763)	—	9,160,029
Net income	—	—	—	—	—	2,141,915	—	2,141,915
Contributed capital	740,000	92,500	4,532,500	—	—	—	—	4,625,000
Unrealized gain on investments	—	—	—	—	(36,289)	—	—	(36,289)
Adjustment for share cancellation	—	(2,125)	(90,865)	92,990	—	—	—	—
Balance December 31, 2017	2,262,672	294,527	23,538,493	(544,571)	3,054	(7,400,848)	—	15,890,655
Net (loss) income	—	—	—	—	—	(397,555)	(371,835)	(769,390)
Contributed capital	268,760	33,595	4,032,240	—	—	—	—	4,065,835
Initial accounting of VIE	—	—	—	—	—	—	4,047,623	4,047,623
Net equity distribution for asset acquisition	—	—	—	—	—	—	(3,878,025)	(3,878,025)
Adjustment for rounding of reverse stock split	—	4	(4)	—	—	—	—	—
Balance June 30, 2018	2,531,432	$328,126	$27,570,729	$(544,571)	$3,054	$(7,798,403)	$(202,237)	$19,356,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net (loss) income	$(769,390)	$635,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169,549	53,390
Gain on sale of real estate through subsidiary acquisition	—	—
Gain on sale of investments	—	(76,935)
Gain on non-current investments	(178,530)	(604,764)
Bad debt expense	28,367	7,617
Real estate valuation adjustment	40,000	48,741
Loss on sale of real estate	11,931	52,383
(Increase) decrease in:
Accounts receivable, net	(71,391)	(235,269)
Other current assets	(176,530)	(10,111)
Increase (decrease) in:
Accounts payable	192,156	142,713
Accrued expenses	(116,787)	72,027
Deferred revenue	(41,658)	32,975
Accrued mortgage interest	145,583	—
Net cash flows from operating activities	(766,700)	118,659
Cash flows from investing activities:
Issuance of notes receivable	(98,983)	—
Collections from notes receivable	226,000	—
Proceeds from sale of marketable securities	—	486,176
Purchases of marketable securities	(12,717)	—
Net purchases and sales of real estate	(196,445)	550,270
Improvements to real estate	(1,439,720)	(86,008)
Proceeds from sale of domain names	29,163	200,000
Purchases of property and equipment	(951,086)	(30,352)
Capitalized loan fees	—	(2,500)
Subsidiary acquisitions	(552,644)	(6,211,772)
Net cash flows from investing activities	(2,996,432)	(5,094,186)
Cash flows from financing activities:
Principal payments on note payable	(288,562)	(25,036)
Proceeds from notes payable	1,035,593	—
Proceeds from issuance of common stock	—	4,625,000
Net cash flows from financing activities	747,031	4,599,964
Net increase (decrease) in cash	(3,016,101)	(375,563)
Cash and cash equivalents at beginning of the period	3,297,059	2,607,370
Cash and cash equivalents at end of the period	$280,958	$2,231,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six Months Ended June 30, 2018 and 2017

	2018	2017
Non-cash supplemental information:
Assets and debt consolidated as part of subsidiary acquisition	$1,006,600	$—
Assumption of debt in subsidiary acquisition	$4,565,277	$—
Asset acquisition equity activity	$4,065,834	$—
Real estate held for investment acquired through debt obligations	$1,033,750	$—
Issuance of note receivable on sale of real estate held for sale	$—	$226,000
Transfer of real estate held for resale to real estate held for investment	$—	$125,000
Transfer of other current assets to investments	$—	$2,500,000
HVAC equipment acquired through debt obligations	$60,752	$172,990
HVAC acquisitions through notes payable	$—	$100,000
Write-down of goodwill due to seller not meeting carryback obligations	$—	$15,000
Unrealized loss on marketable securities reported as other comprehensive income	$—	$66,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business

Enterprise Diversified, Inc. (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., and then Sitestar Corporation) was incorporated in Nevada on December 17, 1992. On June 1, 2018, the Company restated its Articles of Incorporation to change the name of the Company to “Enterprise Diversified, Inc.” The name change became effective on July 23, 2018, upon FINRA acceptance. The Company elected to retain its historical trading symbol of “SYTE.” Unless the context otherwise requires, and when used in this Report, the “Company,” “ENDI,” “we,” “our,” or “us” refers to Enterprise Diversified, Inc. and its subsidiaries.

The Company operates through five reportable segments: Asset Management Operations, Real Estate Operations, Home Services Operations, Internet Operations, and Other Operations. Other Operations include corporate, legacy real estate, and investment activity that is not considered to be one of our primary lines of business. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

Asset Management Operations

Enterprise Diversified, Inc. created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). The asset management segment did not produce revenue in 2016. Any expenses incurred in 2016 were allocated to the corporate segment. Starting January 1, 2017, all revenue earned and expenses incurred by this segment were allocated as such.

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017. Under a side letter agreement between Willow Oak, Alluvial Fund, and the fund’s general partner, Willow Oak may not make a full withdrawal from its capital account prior to a date five years after the effective date of the side letter agreement. Alluvial Fund focuses on investing in deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that the market has yet to recognize.

Willow Oak signed a fee share agreement on May 11, 2017, with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP, a private investment partnership (also known as “Ironwood Capital Allocation Partners” or “Ironwood Fund”). Under the agreement, Willow Oak became a special limited partner to Bridge Reid, providing fund advisory services to Bridge Reid in exchange for payments equal to 33% of the management fees accrued quarterly by the general partner and 33% of the incentive fees accrued annually, on investors who became limited partners after May 11, 2017. Willow Oak and Lizard Head mutually agreed to terminate the fee share agreement, effective June 30, 2018.

Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Under the agreement, Willow Oak and Coolidge are the sole members of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. Bonhoeffer Fund utilizes a value-oriented approach to invest in undervalued businesses worldwide that are in a state of distress and/or transition but also exhibit recurring revenue.

Real Estate Operations

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, and July 12, 2018, respectively, ENDI created a wholly owned subsidiary named Mt Melrose, LLC (“New Mt Melrose”) on January 10, 2018, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, also an ENDI director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. As further set forth in a Form 8-K filed on July 12, 2018, on June 29,

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2018, New Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a second acquisition from Seller of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. The Company accounted for the first and second purchases of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contained in ASU 2017-01. See Note 3 for more information.

Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky, region where Mt Melrose is focused. The Mt Melrose management team is responsible for growing this business. Additionally, unlike EDI Real Estate, LLC, Mt Melrose does not outsource property management services and has developed an internal property management team to handle those functions and responsibilities.

Home Services Operations

The Company operates its home services segment through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC and plumbing companies in Arizona. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. ENDI has a 100% voting interest in HVAC Value Fund. The Company does not believe JNJ Investments earned any non-voting profit interests during the term of the operating agreement since HVAC Value Fund did not exceed the profit thresholds under the operating agreement necessary for JNJ Investments to earn non-voting profit interests.

As of June 30, 2018, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of $2.02 million, which includes estimated earn-outs of approximately $350,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and further described above, the purpose of HVAC Value Fund is to acquire and operate HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Internet Operations

The Company operates its internet segment through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Other Operations

Other operations include legacy real estate, investment activity, and other corporate activity that is not considered to be one of the Company’s primary lines of business. Below are the main business units that comprise other operations. Additional investment activity is included in the unaudited consolidated financial statements that is not specifically mentioned below.

EDI Real Estate

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. Through EDI Real Estate, LLC, ENDI owns a real estate investment portfolio that includes nine residential properties, vacant land, and one commercial property. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Huckleberry Real Estate Fund

As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, the Company, through Willow Oak, also committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. On May 14, 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly owned subsidiary of the Company. Under the operating agreement included in the Form 8-K, the fund’s managing member shall have sole discretion regarding the amounts and timing of any distributions to the members of the fund.

Triad DIP Investors

On August 24, 2017 the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to Triad Guaranty, Inc. through Triad DIP Investors, LLC. The Company originally contributed $100,000. Triad Guaranty, Inc. exited bankruptcy on April 27, 2018 and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 on May 18, 2018. The terms of the promissory note provide for interest in the amount of 10% annually, a repayment date no later than April 29, 2020, and the issuance of warrants in Triad Guaranty, LLC equal to 2.5% of the company. Accordingly, on April 28, 2018, the Company was issued warrants to purchase 450,000 shares for $0.01 per share.

Corporate

The corporate segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including: Willow Oak Asset Management, LLC, Mt Melrose LLC (“New Mt Melrose”), HVAC Value Fund, LLC, Sitestar.net, Inc., and EDI Real Estate, LLC.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Enterprise Diversified, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018 (the “2017 Form 10-K”). The results for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Use of Estimates

In accordance with GAAP in the United State of America, the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

Investments

The Company holds various reoccurring investments through its asset management segment. Additionally, one-time investments can be held and reported under the Company’s “other” segment. Assets held through these segments do not have a Readily Determinable Value as these investments are not publicly traded, nor do they have published sales records. These investments are remeasured to fair value on a recurring basis. See Note 4 for more information.

During the year ended December 31, 2017, the Company also held and made investments in marketable securities through its corporate operations. Marketable securities held were classified as available-for-sale based on management’s intent. The classification of the investments in the marketable securities was assessed upon purchase and reassessed at each reporting period. These investments were recorded at fair value and were classified as marketable securities in the accompanying consolidated balance sheets. Unrealized gains (losses) were categorized as Other Comprehensive Income. Realized gains (losses) on marketable securities were determined by specific identification. Interest was recognized on an accrual basis; dividends were recorded as earned on the ex-dividend date. No securities of these kind were held at June 30, 2018, as all securities were sold prior to the year ended December 31, 2017.

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

Mt Melrose and EDI Real Estate rental services are typically paid via cash or check no later than the fifth of the month. Any services collected after the fifth are charged either a flat-rate late fee or a daily-rate late fee based upon the lease agreement. If services remain uncollected, standard operating procedures are followed to commence a notice process for the tenant to either pay the amount due or vacate the property. These procedures ensure low amounts of past due receivables.

Sales of home services are typically paid via credit card or check upon completion of service. Sales that are not collected upon completion are generally to existing and repeat customers who have established a track record of timely payments. Historically, the Company has not encountered issues with collectability of customer accounts. Accounts receivable more than 60 days are considered past due.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Sales of internet services, which are not automatically processed via credit card or bank account drafts, have been the Company’s highest exposure to collection risk. The Company attempts to reduce this risk by including a late-payment fee and a manual-processing payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

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

The Company performs an analysis of its goodwill as of December 31 annually, or whenever events or changes in circumstances indicate that the assigned values may no longer be appropriate. No impairment was recorded in 2016. During the year ended December 31, 2017, a net downward adjustment of $29,504 was made to goodwill held through the home services segment. This adjustment was the result of two previous sellers not meeting or exceeding the operational terms of carryback notes that were previously included as consideration for these acquisitions.

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

Revenue Recognition

Asset Management and Other Investment Revenue

The Company earns revenue from investments through various fee share agreements, as well as through realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded and paid out monthly and are included in revenue on the condensed consolidated statement of income. Performance fees earned are accrued monthly, paid out yearly, and are also included in revenue on the condensed consolidated statement of income. As non-current investments do not qualify as available-for-sale securities, non-current investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Management notes that the structure of these arrangements leaves a very low possibility for nonperformance. While the amount of revenue varies from month to month, collectability is very high. No contract assets or liabilities are recognized or incurred.

Real Estate Revenue

The Company earns real estate revenue through rental agreements on real estate held for investment, as well as through the sale of real estate held for resale.

Rental revenue from real estate held for investment is recognized when it is due, generally on the first of each month or at another regular period agreed upon by the Company and the tenant. If payments are not provided in a timely manner, the amount due is designated as an account receivable. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. Tenants generally provide a security deposit at the time of possession. This deposit is held separately from revenue and only applied to revenue when rental payment comparable to the security deposit amount is not provided in a timely manner and considered unlikely to be recovered. Otherwise, the security deposit is returned in a timely manner after the property is surrendered back to the Company. Management has concluded that the nature of the performance obligation is cyclical and predictable with a very low possibility for nonperformance. No contract assets or liabilities are recognized or incurred.

Revenue from real estate held for resale is recognized upon closing of the sale, as all conditions for full revenue recognition have been met at that time. All costs associated with the property sold are removed from the consolidated balance sheets and charged to cost of revenue at that time.

Home Services Revenue

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

If payment is received prior to contract completion, then the amount of revenue attributable to the unperformed work is designated as unearned revenue. If payment is not provided in advance or at the time of service or installation completion, then the amount due is designated as an account receivable.

Management acknowledges that these performance obligations are recognized at the completion of each contract, whether it be at a point in time or over a period of time. As the customer controls the asset and has the right to use during the contract, the Company has the right to payment for performance completed to date. No contract assets or liabilities are recognized or incurred.

Internet Revenue

The Company sells internet services under annual and monthly contracts. Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of computer hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for nonperformance. No contract assets or liabilities are recognized or incurred.

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

Income Per Share

The basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company plans to issue approximately 4,530 additional common shares, subject to closing adjustments, to complete the Mt Melrose acquisition. These additional common shares to be issued will be dilutive to existing common stockholders.

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

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Although the ASU retains many of the current requirements for financial instruments, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company has adopted this standard in the first quarter of 2018. The initial application of the standard has not significantly impacted the Company.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In January 2017, the FASB issued ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). The amendments in the update provide a screen to determine when a set is not a business. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Lastly, the amendments in the update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company adopted this ASU on January 1, 2018. While this ASU did not have a material effect on the Company’s financial statements on the date of adoption, the Company did follow the new guidance in determining that its acquisition of properties from Mt Melrose LLC in January 2018 was an asset acquisition. See Note 3 for additional information.

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

Pursuant to the Purchase Agreement, the Company, through a newly formed, wholly owned limited liability company subsidiary Mt Melrose, LLC (“New Mt Melrose”), is in the process of acquiring, in a series of closings, substantially all of the business assets of Old Mt. Melrose. The assets primarily consist of 145 residential properties currently owned by Old Mt. Melrose and an undetermined number of additional residential properties under contract for purchase by Old Mt. Melrose, along with Old Mt. Melrose’s rights and ongoing obligations, as lessor/landlord, under all leases covering such real properties. Pursuant to the Purchase Agreement, the Company will assume, as of each closing, any outstanding indebtedness secured by the real properties then being conveyed at such closing.

On January 10, 2018, New Mt Melrose completed the first acquisition of 44 residential and other income-producing real properties for a total purchase price of $3,956,389, which consisted of $500,000 in cash, 120,602 shares of common stock valued at $1,658,270, and the assumption of $1,798,713 of existing debt.

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

On June 29, 2018, New Mt Melrose completed the second acquisition of 69 residential and other income-producing real properties for a total purchase price of $5,174,722, which consisted of 148,158 shares of common stock valued at $2,407,564, and the assumption of $2,767,158 of existing debt.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company accounted for the initial purchase of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contain in ASU 2017-01. The total purchase price, along with approximately $7,394 of transaction expenses, was allocated to the land and buildings acquired based on their relative fair values, as follows:

Land	$1,036,423
Buildings	$4,145,693
Total Value	$5,182,116

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

Additionally, at the initial closing, Moore was appointed as New Mt Melrose’s president and executed an employment agreement with New Mt Melrose. Subject to the terms of the employment agreement, in certain limited situations that are deemed to be within the Company’s control, Moore has a right to acquire New Mt Melrose for fair value.

Variable Interests

The Company has determined that Old Mt. Melrose is a “variable interest entity” because Moore’s equity interests in Old Mt. Melrose are not effective in determining whether Moore or New Mt Melrose has a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement are deemed to be variable interests in Old Mt. Melrose. The Company has determined that New Mt Melrose is the primary beneficiary of Old Mt. Melrose since substantially all of Old Mt. Melrose’s activities are now conducted on behalf of New Mt Melrose and because New Mt Melrose may be required to provide financial support to Old Mt. Melrose under the Cash Flow Agreement. As its primary beneficiary, New Mt Melrose consolidates Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose have been allocated accordingly on the unaudited condensed consolidated balance sheets for the period ended June 30, 2018. As noted on the unaudited consolidated statements of stockholders’ equity, the ending noncontrolling interest allocated to the variable interest entity represents the remaining equity held by Old Mt. Melrose for properties yet to be acquired. The ending noncontrolling interest amount also includes any income or loss generated by the remaining properties to be acquired for the period ended June 30, 2018.

As of June 30, 2018, Old Mt. Melrose’s total assets were approximately $1 million and its total liabilities were approximately $850,000. These amounts have been consolidated in the accompanying unaudited consolidated financial statements.

NOTE 4. INVESTMENTS

Certain assets held through Willow Oak Asset Management, LLC or Enterprise Diversified, Inc. do not have a Readily Determinable Value as these investments are not publicly traded, nor do they have published sales records. Alluvial Fund is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy in accordance with FASB ASC 820-10. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. Due to the nature of the Huckleberry Real Estate Fund II, LLC investment, the investment is measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for this investment are not readily observable, this investment is valued using Level 3 inputs. The following non-current investments are remeasured to fair value on a recurring basis, and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
June 30, 2018 (unaudited)
Alluvial Fund, LP	$7,014,793	$—	$2,435,356	$9,450,149
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$7,764,793	$—	$2,435,356	$10,200,149

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
December 31, 2017
Alluvial Fund, LP	$7,000,000	$2,077	$2,256,825	$9,258,902
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$7,750,000	$2,077	$2,256,825	$10,008,902

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period. See description of these investments in Note 4 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
June 30, 2018 (unaudited)
Huckleberry Real Estate Fund II, LLC	$—	$—	$750,000	$—	$750,000
Alluvial Fund, LP	—	—	—	9,450,149	9,450,149
Total investments	$—	$—	$750,000	$9,450,149	$10,200,149

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2017
Huckleberry Real Estate Fund II, LLC	—	—	750,000	—	750,000
Alluvial Fund, LP	—	—	—	9,258,902	9,258,902
Total investments	$—	$—	$750,000	$9,258,902	$10,008,902
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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. During the year ended December 31, 2017, a net downward adjustment of $29,504 was made to goodwill held through the home services segment. This adjustment was the result of previous sellers not meeting or exceeding the revenue targets of carryback notes that were previously included as consideration for the acquisition.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. For the period ended June 30, 2018, the Company adjusted the carrying value of properties held downward by $40,000. For the year ended December 31, 2017, the Company adjusted the carrying value of properties held downward by $101,694. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property, fluctuating market conditions, and write downs of previously capitalized improvements made by prior management.

As discussed in Note 3, in January 2018, Mt Melrose completed the first acquisition of 44 residential and other income-producing real properties for a total purchase price of $3,956,389. Additionally, in June 2018, Mt Melrose completed the second acquisition of 69 residential and other income-producing real properties for a total purchase price of $5,174,722. The total purchase price, along with transaction expenses, was allocated to the land and buildings acquired based on their relative fair values. The fair values of the land and buildings was determined using Level 3 inputs, namely comparable properties within the Lexington, Kentucky, region. The remaining acquisitions will be measured in a similar way using similar inputs.

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	2018	2017
Automobile	$366,710	$264,778
Building	580,000	—
Computers and equipment	198,412	162,401
Furniture and fixtures	118,856	25,206
Land	2,547,127	—
	3,811,105	452,385
Less accumulated depreciation	(199,288)	(121,086)
Property and equipment, net	$3,611,817	$331,299

Depreciation expense was $44,038 for the three months ended June 30, 2018, and $89,516 for the year ended December 31, 2017. Increased buildings, vehicles, computers, and equipment are the result of the Mt Melrose acquisitions that occurred on January 10, 2018 and June 29, 2018.

The building held through Mt Melrose, LLC is a multi-purpose office and warehouse space located in Lexington, Kentucky, that will ultimately serve as Mt Melrose’s headquarters. The building is currently under renovation to repurpose existing spaces and make improvements to the structure and function of the building.

NOTE 7. REAL ESTATE

Mt Melrose, LLC

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, and July 12, 2018, respectively, Enterprise Diversified, Inc. created a wholly owned subsidiary named Mt Melrose, LLC (“New Mt Melrose”), which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, also an Enterprise Diversified, Inc. director. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, New Mt Melrose is a real estate business that the Company expects will grow significantly over time. New Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky region where New Mt Melrose is focused. The New Mt Melrose management team is responsible for growing this business.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

All real estate held through Mt Melrose, LLC is classified as held for investment. As of the quarter ended June 30, 2018, this includes 184 units carried on the balance sheet at $10,489,749. Of the 184 units held for investment, 100 of the units are occupied or available to rent, 78 of the units are vacant units being prepared or to be prepared to market to tenants, and six of the units are vacant lots. For the quarter ended June 30, 2018, depreciation expense was $40,938. Accumulated depreciation totaled $80,740 for the quarter ended June 30, 2018.

EDI Real Estate, LLC

As of June 30, 2018, the Company accounted for nine residential properties as held for investment. The Company had eight properties available for rent with all eight properties being occupied. One additional property continues to be renovated with the intention to have it ready for rent during 2018. The leases in effect, as of the quarter ended June 30, 2018, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $5,304 for the quarter ended June 30, 2018. Total accumulated depreciation as of June 30, 2018 was $96,968. As of June 30, 2018, these EDI Real Estate, LLC properties held for investment were carried on the balance sheet at $605,767.

As of June 30, 2018, the Company accounted for one commercial property and interests in several lots as held for resale. The Company did not sell or purchase any properties in the quarter ended June 30, 2018. As of June 30, 2018, these EDI Real Estate, LLC properties held for resale were carried on the balance sheet at $90,085.

NOTE 8. NOTES PAYABLE

Notes payable at June 30, 2018 and December 31, 2017 consist of the following:

	2018	2017
Interest bearing amounts due on real estate held for investment through Mt Melrose, LLC	$7,377,268	$—
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	17,500	25,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	—	64,804
Interest bearing amount due on line of credits through HVAC Value Fund, LLC	177,168	220,485
Non-interest bearing amount due on line of credits through HVAC Value Fund, LLC	100,000	—
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	86,604	116,987
Vehicle loans through HVAC Value Fund, LLC	58,130	—
Interest bearing amount due on real estate held for investment through EDI Real Estate, LLC	137,600	137,600
Less current portion	(1,587,589)	(370,802)
Long-term portion	$6,366,681	$194,074

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. Of the six acquisitions made by HVAC Value Fund during 2016 and 2017, five resulted in notes payable to the seller. As of December 31, 2017, two of the five seller notes remained outstanding. The interest-bearing note payable accrues interest at 7% annually. A payment of $17,500 was payable on June 16, 2018. This payment was reduced from its original amount of $25,000 during the quarter ended June 30, 2018, as the revenue targets of the earn out were not fully met. This payment was made when revenue figures for the month were finalized. The non-interest-bearing note payable was paid in full during the quarter ended March 31, 2018. Additional debt held through the home services segment includes lines of credit, as well as loans and leases for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans require monthly payments through May 2023 and hold annual interest rates of 5.99%.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During the quarter ended September 30, 2017, EDI Real Estate, LLC entered into two promissory notes, each secured by a property held for investment. These notes pay interest quarterly and are due September 15, 2022 with early payoff permitted.

On January 10, 2018, our new, wholly owned subsidiary, Mt Melrose, LLC (“Purchaser”), a Delaware limited liability company, entered into a certain Cash Flow Agreement with Mt. Melrose, LLC (“Seller”), a Kentucky limited liability company (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the Mt Melrose Purchase Agreement, the parties agreed after January 10, 2018, until such time as the parties consummate the relevant closing as to each real property under the Mt Melrose Purchase Agreement, Seller assigns to Purchaser all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and Purchaser assumes Seller’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Under the Cash Flow Agreement, Purchaser is responsible for Seller’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties both acquired and to be acquired, among other operating expenses. The debt secured by the real properties have varying annual interest rates from 4.375% to 13%. These notes begin to mature as early as March 2019, with the last note extending until January 2042. Some of these loans are interest only while others accrue interest that is due in full with a final balloon payment. As of the quarter ended June 30, 2018, $7,377,268 of debt is secured by these properties.

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the three months ended June 30, 2018, and for the year ended December 31, 2017, bad debt expense was $18,706 and $28,986, respectively. The increase in accounts receivable is the result of the Mt Melrose acquisition and the inclusion of their accounts receivable activity as of January 10, 2018. As of June 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	2018	2017
Gross accounts receivable	$457,492	$399,378
Less allowance for doubtful accounts	(17,588)	(2,498)
Accounts receivable, net	$439,904	$396,880

NOTE 10. SEGMENT INFORMATION

As of June 30, 2018, the Company has five business units with separate management and reporting infrastructures that offer different products and services. The five business units have been aggregated into the following reportable segments: Asset Management, Real Estate, Home Services, Internet, and Other.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments have been reorganized during the quarter ended June 30, 2018. The “Mt Melrose” segment is now referred to as “Real Estate” and the “HVAC” segment is now referred to as “Home Services”. Legacy “Real Estate”, “Corporate”, and other additional investments now are combined under “Other Operations”. The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships. The real estate segment includes revenue and expenses related to the property management and real estate rental activities of the Mt Melrose portfolio of rental properties located in Lexington, Kentucky. The home services segment includes revenue and expenses derived from the acquisition and management of HVAC and plumbing companies in Arizona. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The other segment includes revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate. The other segment also includes revenue and expenses from nonrecurring investment opportunities such as the Huckleberry Real Estate Fund. Lastly, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended June 30, 2018, the internet segment generated revenue of $278,992 in the United States and revenue of $18,595 in Canada. This compares to the quarter ended June 30, 2017, where the internet segment generated revenue of $307,269 in the United States and revenue of $21,072 in Canada.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and six months ended June 30, 2018 and 2017.

	Asset Management	Real Estate	Home Services	Internet	Other	Consolidated
Three months ended June 30, 2018
Revenues	$(92,773)	$197,466	$1,019,667	$297,587	$20,952	$1,442,899
Cost of revenue	—	94,062	634,308	80,580	49,568	858,518
Operating expenses	35,493	282,547	359,015	63,273	144,496	884,824
Other income (expense)	11,075	(123,153)	6,282	2,623	7,045	(96,128)
Comprehensive income (loss)	(117,191)	(302,296)	32,626	156,357	(166,067)	(396,571)
Goodwill	—	—	1,779,549	212,445	—	1,991,994
Identifiable assets	9,481,129	14,161,088	2,491,578	385,833	1,686,323	28,205,951

	Asset Management	Real Estate	Home Services	Internet	Other	Consolidated
Three months ended June 30, 2017
Revenues	$454,316	$—	$1,299,282	$328,341	$25,602	$2,107,541
Cost of revenue	—	—	837,340	76,145	27,345	940,830
Operating expenses	38,048	—	414,579	68,214	176,817	697,658
Other income (expense)	—	—	(4,132)	2,771	(428)	(1,789)
Comprehensive income (loss)	416,268	—	43,231	186,753	(196,369)	449,883
Goodwill	—	—	1,794,053	212,445	—	2,006,498
Identifiable assets	8,892,040	—	2,737,470	517,398	3,369,546	15,516,454

	Asset Management	Real Estate	Home Services	Internet	Other	Consolidated
Six months ended June 30, 2018
Revenues	$191,932	$371,984	$1,645,506	$599,323	$100,097	$2,908,842
Cost of revenue	—	234,922	1,122,983	151,727	124,931	1,634,563
Operating expenses	63,366	486,660	669,885	133,051	520,666	1,873,628
Other income (expense)	22,150	(231,394)	1,601	32,419	5,183	(170,041)
Comprehensive income (loss)	150,716	(580,992)	(145,761)	346,964	(540,317)	(769,390)
Goodwill	—	—	1,779,549	212,445	—	1,991,994
Identifiable assets	9,481,129	14,161,088	2,491,578	385,833	1,686,323	28,205,951

	Asset Management	Real Estate	Home Services	Internet	Other	Consolidated
Six months ended June 30, 2017
Revenues	$605,210	$—	$2,194,674	$663,427	$892,146	$4,355,457
Cost of revenue	—	—	1,431,911	155,954	958,065	2,545,930
Operating expenses	38,241	—	787,287	151,038	326,706	1,303,272
Other income (expense)	—	—	(6,383)	57,080	78,940	129,637
Comprehensive income (loss)	566,969	—	(30,907)	413,515	(380,024)	569,553
Goodwill	—	—	1,794,053	212,445	—	2,006,498
Identifiable assets	8,892,040	—	2,737,470	517,398	3,369,546	15,516,454

NOTE 11. SHARE ADJUSTMENT, CANCELLATION OF TREASURY SHARES, AND REVERSE STOCK SPLIT

Adjustment to Opening Balance of Shares

During the quarter ended March 31, 2017, management was made aware of a clerical error that affected the reported number of treasury shares held as of December 31, 2016. It was discovered that the number of treasury shares held was overstated by 800 shares, which in turn understated the total number of shares outstanding by the same amount. The Company has concluded that a full restatement is not necessary as the total misstatement accounts for 0.05% of the total number of shares outstanding and no per share metrics were affected. This error dates back to records kept by prior management but has since been reconciled and corrected.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Cancellation of Treasury Shares

Management is actively working to cancel existing treasury shares. As noted on the condensed consolidated balance sheets and the condensed consolidated statements of stockholders’ equity, as of the quarter ended June 30, 2018, 17,007 treasury shares have been cancelled.

As of August 10, 2018, the correct number of shares outstanding is 2,544,500, and the correct number of treasury shares held is 80,506.

Reverse Stock Split

The Board of Directors of Sitestar Corporation (the “Company”), previously approved, on March 29, 2018, a reverse stock split of all of the Company’s Common Stock, pursuant to which every 125 shares of Common Stock of the Company shall be reverse split, reconstituted, and converted into one (1) share of Common Stock of the Company (the “Reverse Stock Split”). To effectuate the aforesaid Reverse Stock Split, the Company filed on May 23, 2018, a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada, with a specified effective filing date of June 1, 2018.  Under Nevada law, because the Reverse Stock Split was approved by the Board of Directors of the Company in accordance with NRS Sections 78.207 and 78.209, no stockholder approval was required.

The Company submitted an Issuer Company Related Action Notification regarding the Reverse Stock Split to the Financial Industry Regulatory Authority (“FINRA”) on May 22, 2018.  FINRA declared the Reverse Stock Split effective in the marketplace July 23, 2018 (the “FINRA Effective Date”).  Accordingly, while the Certificate of Change became effective under Nevada state corporate law on June 1, 2018, the Reverse Stock Split did not become effective as to shareholders or the marketplace until the FINRA Effective Date.

Split Adjustment. On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid.  Rather, any fraction of a share of Common Stock that otherwise would result from the Reverse Stock Split were rounded up to the next whole share of Common Stock.  That is, stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they are entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders' equity and all references to share and per share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Ownership Unchanged. Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged except for minor adjustments resulting from the Company’s election to round up any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split. The rights and privileges of the holders of shares of Common Stock of the Company were substantially unaffected by the Reverse Stock Split.

Capitalization. Immediately prior to the Certificate of Change becoming effective, the aggregate number of shares which the Company had the authority to issue was three hundred fifty million (350,000,000) shares of Common Stock at $.001 par value, and thirty million (30,000,000) shares of Serial Preferred Stock at $.001 par value.  As a result of the Certificate of Change and Reverse Stock Split, the aggregate number of shares which the Company has the authority to issue is two million eight hundred thousand (2,800,000) shares of Common Stock at $.125 par value, and thirty million (30,000,000) shares (unchanged) of Serial Preferred Stock at $.001 par value.

CUSIP Number and Trading Symbol.  The Company’s CUSIP number changed on the FINRA Effective Date as a result of the Reverse Stock Split. The new CUSIP number is 293706 107.  For the 20-business-day period following the FINRA Effective Date, the Company’s trading symbol is “SYTED.” After such 20-day period, the Company’s trading symbol will revert to “SYTE.”

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 12. SUBSEQUENT EVENTS

Treasury Shares

On May 26, 2018 the Company signed a stock purchase agreement with a third party to sell 1,633,500 shares to an unrelated third party for $0.11036586 per share. The settlement date for the sale was July 31, 2018. The number of shares transferred on the settlement date was adjusted for the Company’s reverse stock split to 13,068 shares.

Management has evaluated all other subsequent events from June 30, 2018, through August 10, 2018, the date the unaudited condensed consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes for the quarter ended June 30, 2018. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operates under five segments:

•

Asset Management Operations: ENDI created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private partnership that was launched on January 1, 2017. ENDI, through its wholly owned subsidiary Willow Oak, signed a fee share agreement on May 11, 2017, with Lizard Head, LLC, the general partner of Bridge Reid Fund I, LP. Willow Oak and Lizard Head mutually agreed to terminate the fee share agreement, effective June 30, 2018. Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Under the Agreement, Willow Oak Asset Management and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner.

•

Real Estate Operations: As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, and July 12, 2018, respectively, ENDI created a wholly owned subsidiary named Mt Melrose, LLC on January 10, 2018, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, who is also an ENDI director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. As set forth in an amendment filed on July 12, 2018 to the Form 8-K, Mt Melrose, LLC completed a second close, on June 29, 2018, of 69 additional residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, Mt Melrose is a real estate business that the Company expects will grow significantly over time. Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky region where Mt Melrose is focused. The Mt Melrose management team is responsible for growing this business. Additionally, unlike EDI Real Estate, LLC, Mt Melrose does not outsource property management services and has developed an internal property management team to handle those functions and responsibilities.

•

Home Services Operations: The Company operates its home services operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. ENDI has a 100% voting interest in HVAC Value Fund. The Company does not believe JNJ Investments earned any non-voting profit interests during the term of the operating agreement since HVAC Value Fund did not exceed the profit thresholds under the operating agreement necessary for JNJ Investments to earn non-voting profit interests. As of June 30, 2018, HVAC Value Fund had closed on six acquisitions totaling $2,015,000, plus estimated earn outs of approximately $350,000.

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

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•

Other Operations: Other operations include legacy real estate, investment activity, and corporate activity that is not considered to be one of the Company’s primary lines of business. Legacy real estate operations include activity from a real estate investment portfolio held through EDI Real Estate, LLC. The portfolio, primarily located in the Roanoke and Lynchburg areas of Virginia, includes residential properties, vacant land, and one commercial property. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale. Investment activity includes activity from various nonrecurring investment opportunities such as Huckleberry Real Estate Fund. As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, on January 24, 2017, Willow Oak entered into a certain Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC (“Huckleberry Fund”) dated as of January 24, 2017. Since the Huckleberry Fund investment is in real estate assets, on May 14, 2018, Willow Oak transferred the investment to the Company’s wholly owned real estate subsidiary, EDI Real Estate, LLC. On August 24, 2017 the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to Triad Guaranty, Inc. through Triad DIP Investors, LLC. The Company originally contributed $100,000. Triad Guaranty, Inc. exited bankruptcy on April 27, 2018 and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 on May 18, 2018. The terms of the promissory note provide for interest in the amount of 10% annually, a repayment date no later than April 29, 2020, and the issuance of warrants in Triad Guaranty, LLC equal to 2.5% of the company. Accordingly, on April 28, 2018, the Company was issued warrants to purchase 450,000 shares for $0.01 per share. Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. ENDI may also invest in marketable securities through the corporate segment.

Summary of Financial Performance

Common stockholders’ equity increased from $15,890,655 at December 31, 2017, to $19,356,698 at June 30, 2018. The change was mostly attributable to $4,065,834 of additional common stock issued associated with the acquisition of Old Mt. Melrose. This change was also driven by $150,716 of comprehensive income in the asset management segment, $580,992 of comprehensive loss in the real estate segment, $145,761 of comprehensive loss in the home services segment, $346,964 of comprehensive income in the internet segment, and $540,317 of comprehensive loss in other segments. Corporate expenses for the six months ended June 30, 2018 totaled $510,304.

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

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
ASSETS
Cash and equivalents	$280,958	$1,446,571	$3,297,059	$151,867
Accounts receivables, net	439,904	324,507	396,880	481,123
Investments, at fair value	10,200,149	10,297,532	10,008,902	12,201,972
Real estate, total	11,185,601	9,254,731	815,491	839,849
Goodwill and other assets	6,099,339	5,581,801	2,798,471	2,794,364
Total assets	$28,205,951	$26,905,142	$17,316,803	$16,469,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$454,221	$329,481	$262,065	$180,692
Accrued expenses	213,286	307,675	330,073	218,294
Deferred revenue	227,476	261,017	269,134	239,748
Notes payable and other liabilities	7,954,270	6,799,620	564,876	658,635
Total liabilities	8,849,253	7,697,793	1,426,148	1,297,369
Total stockholders’ equity	19,356,698	19,207,349	15,890,655	15,171,806
Total liabilities and stockholders’ equity	$28,205,951	$26,905,142	$17,316,803	$16,469,175

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

As of the quarter ended June 30, 2018, Willow Oak holds a direct investment in the Alluvial Fund. In accordance with GAAP, for financial reporting purposes, these investment gains and losses are reported as revenue on the condensed consolidated statement of income. This treatment can result in reporting negative revenue numbers. Willow Oak also continues to earn revenue through fee share arrangements through both Alluvial Fund and Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund.

During the quarter ended June 30, 2018, the asset management segment produced negative $92,773 of revenue. Cost of revenue was $0 and operating expenses totaled $35,493. Other income attributable to the asset management segment totaled $11,075. Other income was primarily attributable to a sublease arrangement for shared office space in New York City. The comprehensive loss for the quarter ended June 30, 2018, totaled $117,191. This compares to the quarter ended June 30, 2017, when the asset management segment produced $454,316 of revenue, cost of revenue was $0, and operating expenses totaled $38,048. Additionally, comprehensive income for the quarter ended June 30, 2017, was $416,268.

As of the quarter ended June 30, 2018, the fair value of investments held through the asset management segment totaled $9,450,149. This compares to the quarter ended June 30, 2017, when the fair value of investments held through the asset management segment totaled $8,854,764. As of June 30, 2017, investments were held through the asset management and corporate segments. Currently, the Alluvial Fund investment is held through the asset management segment, with additional investments being held through other company segments.

Real Estate Operations

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, and July 12, 2018, respectively, ENDI created a wholly owned subsidiary named Mt Melrose, LLC (“New Mt Melrose”) on January 10, 2018, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, who is also an ENDI director. As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. As further set forth in a Form 8-K filed on July 12, 2018, on June 29, 2018, New Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a second acquisition from Seller of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. Unlike EDI Real Estate, LLC, which is a legacy business that we do not intend to grow, New Mt Melrose is a real estate business that the Company expects will grow significantly over time. New Mt Melrose has its own management team, led by our Chairman, Jeffrey Moore. Mr. Moore has extensive experience acquiring and operating real estate in the Lexington, Kentucky region where New Mt Melrose is focused. The New Mt Melrose management team is responsible for growing this business. Additionally, unlike EDI Real Estate, LLC, Mt Melrose does not outsource property management services and has developed an internal property management team to handle those functions and responsibilities.

Through Mt Melrose, as of June 30, 2018, we own 184 rental units consisting of single-family properties, multi-family properties, commercial properties, and vacant lots. Of the 184 units held for investment, 100 of the units are occupied or available to rent, 78 of the units are vacant units being prepared or to be prepared to market to tenants, and six of the units are vacant lots. The leases in effect as of the quarter ended June 30, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Mt Melrose does not intend to purchase, nor does it currently have, any units held for resale. Mt Melrose did, however, purchase a commercial building during the quarter ended March 31, 2018, that will act as the segment’s future headquarters. This property is being renovated over the next year and will offer additional sublease rental opportunities.

During the quarter ended June 30, 2018, Mt Melrose generated rental revenue of $197,466. The cost of rental revenue totaled $94,062. Operating expenses for the quarter ended June 30, 2018, were $282,547. Other expenses totaled $123,153 and comprehensive loss for the quarter ended June 30, 2018 totaled $302,296.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of June 30, 2018, Mt Melrose real estate held for investment was carried on the balance sheet at $10,489,749. No comparable figures exist as Mt Melrose did not commence operations until January 10, 2018. Depreciation expense was $40,938, and accumulated depreciation totaled $80,740 for the quarter ended June 30, 2018.

During the quarter ended June 30, 2018, Mt Melrose purchased a total of 34 rental properties for a gross purchase price of $1,065,229. The majority of these purchases were made with cash, however, 12 of these purchases resulted in a note payable.

Home Services Operations

The Company operates its home services operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. After gaining experience with HVAC acquisitions, management noted the complementary nature of plumbing providers and completed two acquisitions where a significant amount of their revenue originated from plumbing services. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. ENDI has a 100% voting interest in HVAC Value Fund. The Company does not believe JNJ Investments earned any non-voting profit interests during the term of the operating agreement since HVAC Value Fund did not exceed the profit thresholds under the operating agreement necessary for JNJ Investments to earn non-voting profit interests.

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

During the quarter ended June 30, 2018, our home services operations generated revenue of $1,019,667, cost of revenue totaled $634,308, and operating expenses totaled $359,015. Other income for the quarter ended June 30, 2018 totaled $6,282. The other income is related to the write-off of an earn-out payable to a past acquisition not meeting specific revenue targets. Comprehensive income for the quarter ended June 30, 2018, totaled $32,626. This compares to the quarter ended June 30, 2017, when the segment generated revenue of $1,299,282, cost of revenue totaled $837,340, operating expenses totaled $414,579, other expenses were $4,132, and comprehensive income for the quarter was $43,231.

Internet Operations

As of June 30, 2018, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2017. Additionally, competitive pressures have negatively affected our ongoing revenue. Accordingly, internet segment revenue is slowly declining, though at a slower pace than previous years, as noted below.

Revenue attributed to the internet segment during the quarter ended June 30, 2018 totaled $297,587, cost of revenue during the quarter ended June 30, 2018 totaled $80,580, and operating expenses totaled $63,273. Other income for the quarter ended June 30, 2018 totaled $2,623 and comprehensive income for the segment totaled $156,357. Other income consisted of credit card rewards and other cash back promotion offers.

This compares to the quarter ended June 30, 2017, when revenue totaled $328,341, cost of revenue totaled $76,145, operating expenses were $68,214, other income was $2,771, and comprehensive income was $186,753.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management also evaluates domain names available for purchase in order to generate new revenue from customers who utilize the domains.

Our current sales mix of customers consists of approximately 66% internet access and 34% web hosting and storage. Approximately 93% of our customer accounts are managed by our U.S. operations and 7% of our customer accounts are managed by our Canada operations. Revenue generated by our U.S. operations totaled $278,992, and revenue generated by our Canada operations totaled $18,595 during the quarter ended June 30, 2018. This compares to revenue generated by our U.S. operations of $307,269, and revenue generated by our Canada operations of $21,072 during the quarter ended June 30, 2017.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Operations

EDI Real Estate

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of June 30, 2018, we owned nine residential properties, one commercial property, and interests in several lots. This compares to June 30, 2017, when we owned 13 residential properties, one commercial property, and interests in several lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was abolished with the change in management on December 14, 2015. As of December 14, 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2016 and 2017, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor. As of June 30, 2018, the majority of these properties have been successfully sold and monetized. Several real estate agents continue to be engaged to market the remaining properties listed for resale.

Through EDI Real Estate, we own eight rental properties managed by a third-party property management company. As of June 30, 2018, we had eight properties available for rent, with all eight properties being occupied. One additional property continues to be renovated with the intention to have it ready for rent during 2018. The leases in effect as of the quarter ended June 30, 2018, are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties. Eight properties were current with regard to tenant payments as of June 30, 2018. This compares to the quarter ended June 30, 2017, when we had nine properties available for rent, with all nine properties current with regard to tenant payments.

During the quarter ended June 30, 2018, we did not purchase or sell any properties. As of June 30, 2018, real estate held for resale was carried on the balance sheet at $90,085. This compares to the quarter ended June 30, 2017, when real estate held for resale was carried at $482,894. During the quarter ended June 30, 2018, EDI Real Estate generated rental revenue of $20,952, net of bad debt expense. The cost of rental revenue totaled $9,568. This compares to rental revenue of $25,602, net of bad debt expense and cost of rental revenue of $7,288 during the quarter ended June 30, 2017. Operating expenses for the quarter ended June 30, 2018 totaled $7,033. This compares to the quarter ended June 30, 2017, when operating expenses were $9,395. The slight decrease in revenue and expenses is due to having one fewer property available for rent as of the quarter ended June 30, 2018. As of June 30, 2018, EDI real estate held for investment was carried on the balance sheet at $605,767. This compares to the quarter ended June 30, 2017, when EDI real estate held for investment was held at $619,264.

Depreciation expense totaled $5,304 for the quarter ended June 30, 2018. Total accumulated depreciation as of June 30, 2018, totaled $96,968.

Corporate

In the quarter ended June 30, 2018, corporate expenses totaled $137,463. This compares to corporate expenses of $167,422 incurred during the quarter ended June 30, 2017. Expenses were lower during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, primarily due to the reversal of a bonus accrual.  This decrease was offset by increased payroll expenses, legal expenses, and accounting expenses. Since the quarter ended June 30, 2017, the corporate segment has hired three new, full-time employees. Additionally, legal expenses were higher in the quarter ended June 30, 2018 due to the services performed surrounding the Mt Melrose acquisition, as well as services provided in relation to the Company’s name change.

For the quarter ended June 30, 2018, total operating expenses for other business operations were $144,496. This compares to operating expenses of $176,817 for the quarter ended June 30, 2017. Other income for the other business operations was $7,045 for the quarter ended June 30, 2018. This income was related to interest earned on the note receivable through the corporate segment. This compares to other expenses of $428 for the quarter ended June 30, 2017. The comprehensive loss for other business operations for the quarter ended June 30, 2018 was $166,067. This compares to $196,369 of comprehensive income for other business operations for the quarter ended June 30, 2017.

Financial Condition, Liquidity, and Capital Resources

ENDI carries out its business strategy in five operating segments: Asset Management Operations, Real Estate Operations, Home Services Operations, Internet Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

flexibility to make reinvestments as opportunities present themselves. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these five segments or the Company’s historical operations.

Cash and equivalents totaled $280,958 at quarter-end June 30, 2018, compared to $3,297,059 at year-end December 31, 2017. This decrease in cash and equivalents is the result of our investment in Mt Melrose, LLC. Real estate held for investment increased to $11,095,516 at quarter-end June 30, 2018, compared to $616,374 at year-end December 31, 2017. Property and equipment also increased from $331,299 at year-end December 31, 2017, to $3,611,817 at quarter-end June 30, 2018. Total notes payable increased to $7,954,270 from $564,876 during the same time period. Additionally, accounts payable increased from $262,065 to $454,221 from December 31, 2017, to June 30, 2018. The increases in these accounts are also due to the acquisition and consolidation of and with Mt. Melrose, LLC.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations and from the sale of our real estate portfolio will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future. The Company did acquire long-term debt with the acquisition of Mt. Melrose, LLC; however, the debt is collateralized by the real properties that were also acquired. Our liquidity could be negatively affected if we were to make another acquisition, which may necessitate the need to raise capital through future debt or equity financing. Additional financing may not be available at all or on terms favorable to us.

The aging of accounts receivable as of June 30, 2018 and December 31, 2017 is as shown:

	June 30, 2018	December 31, 2017
Current	$261,276	$225,114
30 – 60 days	100,296	59,425
60 + days	78,332	112,341
Total	$439,904	$396,880

Contractual Obligations

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, on September 19, 2016, the Company announced that it had entered into a letter of intent agreement with Alluvial Capital Management, LLC (“Alluvial Capital”) to make a seed investment through Willow Oak Asset Management in Alluvial Fund, LP, a private investment partnership that was launched by Alluvial Capital on January 1, 2017 (“Alluvial Fund”). Alluvial Capital acts as the general partner and the Company, through Willow Oak Asset Management, has invested in Alluvial Fund as a limited partner.

The Company agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction. Under the terms of the amendment to the Alluvial Side Letter Agreement, to the extent that funds withdrawn by Willow Oak are replaced coincidentally by funds from a third party, Willow Oak is no longer subject to the former “lockup” restrictions, which formerly conditioned any withdrawals upon Willow Oak having a $50,000,000 capital account balance. Arquitos Capital Partners, LP, which is managed by our Chief Executive Officer Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial, to replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

Also through the asset management segment, a lease on office space in New York City commenced on October 1, 2017. This lease extends through September 30, 2020. All related expenses will be allocated to the asset management segment.

Through the home services segment, multiple capital lease obligations were acquired as part of the most recent acquisition that occurred during the quarter ended March 31, 2017. These obligations include leases on various vehicles and equipment that extend through 2020.

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, and July 12, 2018, respectively, ENDI created a wholly owned subsidiary named Mt Melrose, LLC, which currently is engaged in an acquisition of a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company owned by Jeff Moore, also an ENDI director.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As set forth in a Form 8-K filed on January 17, 2018, on January 10, 2018, Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a first acquisition from Seller of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. This first tranche of real properties was acquired for total consideration of $3,814,500, which was payable as follows:

•	by payment of $500,000 to Seller in cash;
•	by Purchaser’s assumption of $1,798,713 of outstanding indebtedness secured by the acquired real properties; and
•	the balance by issuance to Seller of 120,602 shares of the Company’s common stock.

As set forth in a Form 8-K filed on July 12, 2018, on June 29, 2018, Mt Melrose, LLC, consistent with the terms of the Purchase Agreement, completed a second acquisition from Seller of 69 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the Purchase Agreement. This second tranche of real properties was acquired for total consideration of $4,619,130, which was payable as follows:

•	by Purchaser’s assumption of $2,767,158 of outstanding indebtedness secured by the acquired real properties; and
•	the balance by issuance to Seller of 148,158 shares of the Company’s common stock.

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

Based on the 16 real properties presently outstanding for purchase under the Purchase Agreement, Purchaser presently is obligated under the Cash Flow Agreement for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $10,568 per month, (ii) insurance of $1,073 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $7,461 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of June 30, 2018, other than those previously mentioned related to the home services and asset management segment. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through July 31, 2019, and for leased office space for Willow Oak Asset Management, LLC, which extends through September 30, 2020.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, management, with the participation of our Chief Executive and Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive and Financial Officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon their evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018. Immediately following the quarter ended June 30, 2018, management hired an additional accountant at the corporate level in order to add additional layers of internal review and further segregate employee responsibilities. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Enterprise Diversified, Inc. v. Frank Erhartic, Jr.

On April 12, 2016, ENDI filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), the Company’s former CEO and director and currently an owner of record or beneficially of more than five percent of the Company’s Common Stock, alleging, among other things, that the Former CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related-party transactions, including causing the Company to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former CEO, causing the Company to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO, causing the Company to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former CEO, converting to the Former CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former CEO, causing the Company to pay personal credit card debt of the Former CEO, causing the Company to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO, and causing the Company to pay the Former CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

Other Litigation

From time to time, we are subject to legal proceedings related to the conduct of our business. Based on the information available as of the date of this filing, we believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

This item is not required by smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in our Current Report on Form 8-K filed with the SEC on February 6, 2017, the Company accepted and closed upon subscriptions from a private placement of shares of common stock of the Company (the “Private Placement”) in the amount of $4,625,000 and issued 740,000 shares of its common stock in connection therewith. Immediately following the Private Placement, as of February 6, 2017, the Company had a total of 2,356,246 issued shares of common stock and 2,262,672 outstanding shares of common stock.

As previously reported in our Current Report on Form 8-K filed with the SEC on January 17, 2018, the Company issued 120,602 shares of the Company’s common stock in connection with the first close of the Mt Melrose acquisition. Following the issuance of the shares of the Company’s common stock on February 14, 2018 for the Mt Melrose first close, the Company had a total of 2,476,848 issued shares of common stock and 2,383,274 outstanding shares of common stock.

As previously reported in our Current Report on Form 8-K filed with the SEC on July 12, 2018, the Company issued 148,158 shares of the Company’s common stock in connection with the second close of the Mt Melrose acquisition. Following the issuance of the shares of the Company’s common stock on June 29, 2018 for the Mt Melrose second close, the Company had a total of 2,625,006 issued shares of common stock and 2,531,432 outstanding shares of common stock.

The issuance of shares of common stock of the Company pursuant to the Private Placement was a private placement to “accredited investors” (as that term is defined under Rule 501 of Regulation D) and was exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering. The issuance of shares of common stock of the Company pursuant to the first close of the Mt Melrose acquisition was exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Mt Melrose

As previously reported in its periodic reports beginning with its Form 10-Q for the quarter ended June 30, 2017, as of June 30, 2017 the Company’s “investment securities” (as defined in the Investment Company Act, “Act”) exceeded 40% of the value of its total assets (exclusive of government securities and cash items). The Company is not primarily engaged, and does not presently propose to primarily engage, in the business of investing, reinvesting, or trading in securities. The board of the Company elected to eliminate any uncertainty in regard to the Company’s status under the Act, and confirmed pursuant to Rule 3a-2 adopted under the Act that the Company has a bona fide intent to be engaged primarily, as soon as is reasonably possible and in any event by the end of the one-year period beginning June 30, 2017, in various lines of business not constituting investment securities, including, but not necessarily limited to, internet services, home services and real estate. The Company developed an internal operational plan (the “Plan”). The Plan set forth detailed and specific potential steps to use the Company’s capital and assets to grow certain operational lines of business. The Plan encompassed potential transactions to acquire real estate such as the Mt Melrose acquisition. The Mt Melrose Second Close on June 29, 2018 has resulted in investment securities falling below 40% of our total assets as of June 30, 2018, which is prior to the end of the one-year “safe harbor period” noted in the Act. For further information about the Mt Melrose acquisition, see Note 3 to our Unaudited Condensed Consolidated Financial Statements for the period ended June 30, 2018.

Reverse Stock Split

The Board of Directors of Sitestar Corporation (the “Company”), previously approved, on March 29, 2018, a reverse stock split of all of the Company’s Common Stock, pursuant to which every 125 shares of Common Stock of the Company shall be reverse split, reconstituted and converted into one (1) share of Common Stock of the Company (the “Reverse Stock Split”). To effectuate the aforesaid Reverse Stock Split, the Company filed, on May 23, 2018, a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada, with a specified effective filing date of June 1, 2018.  Under Nevada law, because the Reverse Stock Split was approved by the Board of Directors of the Company in accordance with NRS Sections 78.207 and 78.209, no stockholder approval was required.

The Company submitted an Issuer Company Related Action Notification regarding the Reverse Stock Split to the Financial Industry Regulatory Authority (“FINRA”) on May 22, 2018.  FINRA declared the Reverse Stock Split effective in the marketplace July 23, 2018 (the “FINRA Effective Date”).  Accordingly, while the Certificate of Change became effective under Nevada state corporate law on June 1, 2018, the Reverse Stock Split did not become effective as to shareholders or the marketplace until the FINRA Effective Date.

Split Adjustment. On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid.  Rather, any fraction of a share of Common Stock that otherwise would result from the Reverse Stock Split were rounded up to the next whole share of Common Stock.  That is, stockholders who otherwise would be entitled to receive fractional shares because they hold a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they are entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders' equity and all references to share and per share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Ownership Unchanged. Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged except for minor adjustments resulting from the Company’s election to

Item 5.	Other Information (Continued)

round up any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split.  The rights and privileges of the holders of shares of Common Stock of the Company were substantially unaffected by the Reverse Stock Split.

Capitalization. Immediately prior to the Certificate of Change becoming effective, the aggregate number of shares which the Company had the authority to issue was three hundred fifty million (350,000,000) shares of Common Stock at $.001 par value, and thirty million (30,000,000) shares of Serial Preferred Stock at $.001 par value.  As a result of the Certificate of Change and Reverse Stock Split, the aggregate number of shares which the Company has the authority to issue is two million eight hundred thousand (2,800,000) shares of Common Stock at $.125 par value, and thirty million (30,000,000) shares (unchanged) of Serial Preferred Stock at $.001 par value.

CUSIP Number and Trading Symbol.  The Company’s CUSIP number changed on the FINRA Effective Date as a result of the Reverse Stock Split. The new CUSIP number is 293706 107.  For the 20-business-day period following the FINRA Effective Date the Company’s trading symbol is “SYTED.” After such 20-day period, the Company’s trading symbol will revert to “SYTE.”

Item 6.	Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity (unaudited) as of June 30, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: August 10, 2018	/s/ Steven L. Kiel
Steven L. Kiel
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)