Form 10-Q
period 2018-09-30
ENTERPRISE DIVERSIFIED, INC.
filed 2018-11-14
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

ENTERPRISE DIVERSIFIED, INC.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-27763

Nevada	88-0397234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1518 Willow Lawn Drive, Richmond, VA	23230
(Address of Principal Executive Offices)	(Zip Code)

(434) 382-7366

(Registrant’s telephone number, including area code)

SITESTAR CORPORATION

(Former name, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    [X]  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  [X] No

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of November 13, 2018 is 2,544,776.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties which may affect the Company’s business and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances and other factors discussed elsewhere in this Form 10-Q, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018
	(unaudited)	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$284,593	$3,297,059
Accounts receivable, net	431,970	396,880
Note receivable	—	226,000
Other current assets	249,999	150,390
Total current assets	966,562	4,070,329
Real estate - held for investment, net	11,407,995	616,374
Real estate - held for resale	211,453	199,117
Property and equipment, net	3,867,228	331,299
Goodwill, net	1,991,994	1,991,994
Note receivable	165,444	—
Non-current investments, at fair value	10,519,544	10,008,902
Other assets	80,216	98,788
Total non-current assets	28,243,874	13,246,474
Total assets	$29,210,436	$17,316,803
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$444,090	$262,065
Accrued bonus	43,027	188,947
Accrued expenses	178,866	141,126
Deferred revenue	213,383	269,134
Notes payable, current	1,501,764	370,802
Total current liabilities	2,381,130	1,232,074
Notes payable	7,271,347	194,074
Total long-term liabilities	7,271,347	194,074
Total liabilities	9,652,477	1,426,148
Stockholders' equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 and 2,400,000 shares authorized; 2,625,282 and 2,356,246 shares issued; 2,544,776 and 2,262,672 shares outstanding	328,160	294,527
Additional paid-in-capital	27,718,308	23,538,493
Treasury stock, at cost, 80,506 and 93,574 common shares	(511,901)	(544,571)
Accumulated other comprehensive income	3,054	3,054
Accumulated deficit	(7,768,823)	(7,400,848)
Total stockholders' equity attributable to Enterprise Diversified, Inc. Stockholders	19,768,798	15,890,655
Noncontrolling interest in consolidated subsidiaries	(210,839)	—
Total stockholders' equity	19,557,959	15,890,655
Total liabilities and stockholders' equity	$29,210,436	$17,316,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Revenues - asset management	$330,112	$715,598	$522,044	$1,320,808
Revenues - real estate	220,600	—	592,583	—
Revenues - home services	995,867	1,332,239	2,641,373	3,526,913
Revenues - internet operations	288,312	314,202	887,635	977,629
Revenues - other	20,934	324,044	121,031	1,216,190
Total revenues	1,855,825	2,686,083	4,764,666	7,041,540
Cost of revenues - asset management	—	—	—	—
Cost of revenues - real estate	107,527	—	342,449	—
Cost of revenues - home services	608,767	875,991	1,731,750	2,307,902
Cost of revenues - internet operations	86,658	81,144	238,385	237,098
Cost of revenues - other	31,800	306,537	156,731	1,264,602
Total cost of revenues	834,752	1,263,672	2,469,315	3,809,602
Gross profit - asset management	330,112	715,598	522,044	1,320,808
Gross profit - real estate	113,073	—	250,134	—
Gross profit - home services	387,100	456,248	909,623	1,219,011
Gross profit - internet operations	201,654	233,058	649,250	740,531
Gross profit (loss) - other	(10,866)	17,507	(35,700)	(48,412)
Total gross profit	1,021,073	1,422,411	2,295,351	3,231,938
Selling, general and administrative expenses	874,534	606,378	2,748,165	1,909,650
Total operating expenses	874,534	606,378	2,748,165	1,909,650
Income (loss) from operations	146,539	816,033	(452,814)	1,322,288
Other (loss) income, net	(125,557)	(8,877)	(295,598)	120,760
Income (loss) before income taxes	20,982	807,156	(748,412)	1,443,048
Income tax benefit (expense)	—	—	—	—
Net income (loss)	20,982	807,156	(748,412)	1,443,048
Less: net income (loss) attributable to the noncontrolling interest	8,601	—	(380,437)	—
Net income (loss) attributable to Enterprise Diversified, Inc. stockholders	$12,381	$807,156	$(367,975)	$1,443,048
Earnings (loss) per share, basic	0.00	0.36	(0.15)	0.66
Earnings (loss) per share, diluted	0.00	0.36	(0.15)	0.66
Weighted average number of shares, basic	2,540,416	2,262,672	2,433,340	2,178,643
Weighted average number of shares, diluted	2,540,416	2,262,672	2,433,340	2,178,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Net income (loss)	$20,982	$807,156	$(748,412)	$1,443,048
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—	—	—
Change in unrealized gains related to available-for-sale securities:
Change in fair value of available-for-sale securities	—	10,068	—	20,664
Adjustment for net (gains)/losses realized and included in net income	—	—	—	(76,935)
Total change in unrealized gains/losses on available-for-sale securities	—	10,068	—	(56,271)
Other comprehensive income (loss), net of tax:	—	10,068	—	(56,271)
Comprehensive income (loss)	20,982	817,224	(748,412)	1,386,777
Less: comprehensive income (loss) attributable to the noncontrolling interest	8,601	—	(380,437)	—
Comprehensive income (loss) income attributable to Enterprise Diversified, Inc. stockholders	$12,381	$817,224	$(367,975)	$1,386,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated			Total
	Common		Additional	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Stock	Amount	Paid In Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2016	1,521,872	$204,152	$19,096,858	$(637,561)	$39,343	$(9,542,763)	$—	$9,160,029
Opening balance adjustment	800	—	—	—	—	—	—	—
Balance December 31, 2016 (restated)	1,522,672	204,152	19,096,858	(637,561)	39,343	(9,542,763)	—	9,160,029
Net income	—	—	—	—	—	2,141,915	—	2,141,915
Contributed capital	740,000	92,500	4,532,500	—	—	—	—	4,625,000
Unrealized gain on investments	—	—	—	—	(36,289)	—	—	(36,289)
Adjustment for share cancellation	—	(2,125)	(90,865)	92,990	—	—	—	—
Balance December 31, 2017	2,262,672	294,527	23,538,493	(544,571)	3,054	(7,400,848)	—	15,890,655
Net (loss) income	—	—	—	—	—	(367,975)	(380,437)	(748,412)
Contributed capital	268,760	33,595	4,032,240	—	—	—	—	4,065,835
Initial accounting of VIE	—	—	—	—	—	—	4,047,623	4,047,623
Net equity distribution for asset acquisition	—	—	—	—	—	—	(3,878,025)	(3,878,025)
Sale of treasury stock	13,068	—	147,613	32,670	—	—	—	180,283
Adjustment for rounding of reverse stock split	276	38	(38)	—	—	—	—	—
Balance September 30, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(7,768,823)	$(210,839)	$19,557,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net (loss) income	$(748,412)	$1,443,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	278,891	82,309
Gain on sale of investments	—	(76,935)
Gain on non-current investments	(493,480)	(1,317,983)
Bad debt expense	63,824	15,281
Real estate valuation adjustment	64,038	58,742
Collection of operating notes receivable	226,000	—
Loss on sale of real estate	11,931	42,938
Loss on disposal of property and equipment	11,770	8,110
(Increase) decrease in:
Accounts receivable, net	(98,914)	(283,653)
Other current assets	(99,609)	(80,387)
Increase (decrease) in:
Accounts payable	182,025	102,774
Accrued expenses	(108,180)	94,907
Deferred revenue	(55,751)	24,850
Accrued mortgage interest	167,899	—
Net cash flows from operating activities	(597,968)	114,001
Cash flows from investing activities:
Issuance of notes receivable	(165,444)	—
Proceeds from sale of marketable securities	—	486,175
Purchases of marketable securities	(17,162)	—
Net purchases and sales of real estate	(202,975)	821,307
Improvements to real estate	(1,911,635)	(100,596)
Proceeds from sale of domain names	29,163	200,000
Purchases of property and equipment	(959,410)	(34,392)
Proceeds from sale of property and equipment	1,950	—
Capitalized loan fees	(10,591)	(5,375)
Subsidiary acquisitions	(552,644)	(8,711,772)
Net cash flows from investing activities	(3,788,748)	(7,344,653)
Cash flows from financing activities:
Principal payments on note payable	(627,606)	(277,088)
Proceeds from notes payable	1,821,573	427,237
Proceeds from issuance of common stock	180,283	4,625,000
Net cash flows from financing activities	1,374,250	4,775,149
Net increase (decrease) in cash	(3,012,466)	(2,455,503)
Cash and cash equivalents at beginning of the period	3,297,059	2,607,370
Cash and cash equivalents at end of the period	$284,593	$151,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine Months Ended September 30, 2018 and 2017

	2018	2017
Non-cash and other supplemental information:
Assets and debt consolidated as part of subsidiary acquisition	$1,006,600	$—
Assumption of debt in subsidiary acquisition	$4,565,277	$—
Asset acquisition equity activity	$4,065,834	$—
Cash paid for interest	$266,140	$—
Real estate held for investment acquired through debt obligations	$1,383,339	$—
Issuance of note receivable on sale of real estate held for sale	$—	$226,000
Transfer of real estate held for investment to real estate held for resale	$145,406	$—
Transfer of real estate held for resale to real estate held for investment	$—	$125,000
Transfer of other current assets to investments	$—	$2,500,000
HVAC equipment acquired through debt obligations	$60,752	$172,990
HVAC acquisitions through notes payable	$—	$100,000
Adjustments of goodwill due to seller not meeting carryback obligations	$—	$29,504
Unrealized loss on marketable securities reported as other comprehensive income	$—	$56,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business

Enterprise Diversified, Inc. (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., and then Sitestar Corporation) was incorporated in Nevada on December 17, 1992. On June 1, 2018, the Company amended its Articles of Incorporation to change the name of the Company to “Enterprise Diversified, Inc.” The name change became effective on July 23, 2018, upon FINRA’s declaration. The Company elected to retain its historical trading symbol of “SYTE.” Unless the context otherwise requires, and when used in this Report, the “Company,” “ENDI,” “we,” “our,” or “us” refers to Enterprise Diversified, Inc. and its subsidiaries.

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

Asset Management Operations

Enterprise Diversified, Inc. created a wholly-owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). Asset management is a core competency of the Company with many members of management and the board having asset management backgrounds. The asset management segment has been a growth area for the Company since its inception. Capital reallocations continue to be made to the subsidiary with long-term investment strategies being the primary focus.

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017. Under a side letter agreement between Willow Oak, Alluvial Fund, and the fund’s general partner, Willow Oak may not make a full withdrawal from its capital account prior to a date five years after the effective date of the side letter agreement. However, on January 1, pursuant to an amendment to the side letter agreement dated December 15, 2017, the Company caused $3.0 million to be withdrawn from Alluvial Fund in order to partially fund the Company’s acquisition of real estate from Old Mt Melrose (as defined below). Alluvial Fund focuses on investing in deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize.

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

On August 1, 2018, Willow Oak, through a newly-organized, wholly-owned Company subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly-organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”).  Willow Oak Capital Management serves as the general partner of Select Fund.  Select Fund focuses on investing in securities worldwide based upon “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company.  Fund managers who have signed a fee share agreement with Willow Oak Capital Management and who have had their investment ideas selected by Select Fund’s investment manager for inclusion in the Select Fund portfolio share in a pool of, and receive allocations of, any performance fees Willow Oak Capital Management receives from limited partners in Select Fund (as determined after the end of each fiscal year of Select Fund), with such allocations being awarded to a fund manager in the form of equity interest in Select Fund (unless the parties mutually agree to a cash payment in lieu thereof), all in accordance with the terms and conditions of the respective fee share agreements.  As of September 30, 2018, Willow Oak Capital Management has entered into fee share agreements with each of the following related-party funds or managers:

●

Steven L. Kiel, pursuant to a fee share agreement dated June 25, 2018. Under the fee share agreement, Mr. Kiel agreed to allocate all fee share allocations earned, if any, to the Company. Mr. Kiel is a director of the Company, and previously had served as the Company’s Chief Executive Officer and Chief Financial Officer until October 5, 2018.*

●	JDP Capital Management, LLC, pursuant to a fee share agreement dated June 15, 2018. The counterparty is affiliated with Jeremy Deal, who is a director of the Company. *

●	Coolidge Capital Management, LLC, pursuant to a fee share agreement dated June 25, 2018. The counterparty is affiliated with Keith Smith, who is a director of the Company. *

* These related-party transactions were considered and approved by the Audit Committee of the Board of Directors of the Company, acting unanimously, on May 19, 2018.

Real Estate Operations

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, March 2, 2018, March 28, 2018, and July 12, 2018, respectively, ENDI created a wholly owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), on January 10, 2018, which has acquired a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, also an ENDI director. As set forth in our Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky. As further set forth in our Form 8-K filed on July 12, 2018, on June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky. The Company accounted for the first and second purchases of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contained in ASU 2017-01. See Note 3 for more information.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Subsequent to the quarterly period ended September 30, 2018, and as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018 between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement as of November 1, 2018.  Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement.  A third-party property manager has been engaged as of November 1, 2018 to manage the real properties previously acquired by New Mt Melrose.  In addition, our management currently is undertaking an assessment of all of the real properties previously acquired by New Mt Melrose to determine whether New Mt Melrose should divest or restructure any of its holdings.

Home Services Operations

The Company operates its home services segment through HVAC Value Fund, LLC. HVAC Value Fund is focused on the acquisition and management of HVAC and plumbing companies in Arizona. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third party, organized and launched HVAC Value Fund, LLC on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. The Company has a 100% voting interest in HVAC Value Fund. Although the operating agreement provided JNJ Investments with the opportunity to earn non-voting profit interests, the Company does not believe JNJ Investments earned any non-voting profit interests during the term of the operating agreement because HVAC Value Fund did not exceed the profit thresholds under the operating agreement necessary for JNJ Investments to earn any non-voting profit interests.

As of September 30, 2018, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which includes estimated earn-outs of approximately $336,000. For all six acquisitions, all asset allocations made by management are final and all earn outs have been paid in full as of September 30, 2018. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and further described above, the purpose of HVAC Value Fund is to acquire and operate HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

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

EDI Real Estate

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of September 30, 2018, through EDI Real Estate, LLC, ENDI owns a real estate investment portfolio that includes nine residential properties, one commercial property, and vacant land. Subsequent to September 30, 2018, the commercial property was sold at its carrying value for $26,000. This sale will be recognized in October 2018. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as a vacant property being prepared for rent.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Huckleberry Real Estate Fund

As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, the Company, through Willow Oak, also committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. On May 14, 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company. Under the operating agreement included in the Form 8-K, the fund’s managing member shall have sole discretion regarding the amounts and timing of any distributions to the members of the fund.

Triad DIP Investors

On August 24, 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third-party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company originally contributed $100,000. Triad Guaranty, Inc. exited bankruptcy on April 27, 2018 and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 on May 18, 2018. The terms of the promissory note provide for interest in the amount of 10% annually, a repayment date no later than April 29, 2020, and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. Accordingly, on April 28, 2018, the Company was issued warrants to purchase 450,000 shares for $0.01 per share.

Corporate

The corporate segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Willow Oak Asset Management, LLC, Mt Melrose, LLC (“New Mt Melrose”), HVAC Value Fund, LLC, Sitestar.net, Inc., and EDI Real Estate, LLC.

Additionally, the Company has determined that as of September 30, 2018, New Mt Melrose was the primary beneficiary of Old Mt. Melrose. As such, the accompanying unaudited consolidated financial statements include the accounts of Old Mt. Melrose. While New Mt Melrose consolidated Old Mt. Melrose as its primary beneficiary, because it does not hold any equity interests in Old Mt. Melrose, the equity interests of the noncontrolling party are separately presented in the accompanying unaudited consolidated balance sheets and unaudited consolidated statements of operations. See Note 3 for more information.

All intercompany accounts and transactions have been eliminated on consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Enterprise Diversified, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (”SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (”GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018 (the “2017 Form 10-K”). The results for the nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Investments

The Company holds various recurring investments through its asset management segment. Additionally, one-time investments can be held and reported under the Company’s “other” segment. Assets held through these segments do not have a readily determinable value as these investments are not publicly traded, nor do they have published sales records. These investments are remeasured to fair value on a recurring basis. See Note 4 for more information.

During the year ended December 31, 2017, the Company also held and made investments in marketable securities through its corporate operations. Marketable securities held were classified as available-for-sale based on management’s intent. The classification of the investments in the marketable securities was assessed upon purchase and reassessed at each reporting period. These investments were recorded at fair value and were classified as marketable securities in the accompanying consolidated balance sheets. Unrealized gains (losses) were categorized as Other Comprehensive Income. Realized gains (losses) on marketable securities were determined by specific identification. Interest was recognized on an accrual basis; dividends were recorded as earned on the ex-dividend date. No securities of these kind were held at September 30, 2018, as all such securities were sold prior to the year ended December 31, 2017.

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

Mt Melrose, LLC and EDI Real Estate, LLC rental accounts are typically paid by tenants via cash or check no later than the fifth of the month. Any accounts collected after the fifth are charged either a flat-rate late fee or a daily-rate late fee based upon the lease agreement. If accounts remain uncollected, standard operating procedures are followed to commence a notice process for the tenant to either pay the amount due or vacate the property. These procedures ensure low amounts of past due receivables.

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

Rental revenue from real estate held for investment is recognized when it is earned, generally on the first of each month or at another regular period agreed upon by the Company and the tenant. If payments are not provided in a timely manner, the amount due is designated as an account receivable. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. Tenants generally provide a security deposit at the time of possession. This deposit is held separately from revenue and only applied to revenue when rental payment comparable to the security deposit amount is not provided in a timely manner and considered unlikely to be recovered. Otherwise, the security deposit is returned in a timely manner after the property is surrendered back to the Company. Management has concluded that the nature of the performance obligation is cyclical and predictable with a very low possibility for nonperformance. No contract assets or liabilities are recognized or incurred.

Revenue from real estate held for resale is recognized upon closing of the sale, as all conditions for full revenue recognition have been met at that time. All costs associated with the property sold are removed from the consolidated balance sheets and charged to cost of revenue at that time.

Home Services Revenue

The Company performs HVAC and plumbing service repairs and installs HVAC units for its customers through its home services segment. Revenue is recognized upon completion of the installation or service call. Sales are adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveys with the installation of a new unit. There is also a two-year warranty on newly installed parts and equipment that is honored by the manufacturer. If an installation is performed over multiple days, it is accounted for using work in process (WIP) accounting in accordance with GAAP. Contract progress is measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts are typically completed within one month’s time. A small portion of revenue is from the sale of annual service agreements. Revenue attributable to these agreements is appropriately recognized over the life of the agreement.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Income Taxes

Income taxes are accounted for under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ending December 31, 2017, December 31, 2016, and December 31, 2015, are open to potential IRS examination.

Income Per Share

The basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2018, the only dilutive shares were the additional common shares that the Company previously planned to issue in connection with completing additional Mt Melrose acquisitions.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740). The ASU simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in any classified balance sheet rather than being separated into current and non-current amounts. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this standard in the first quarter of 2018. The initial application of the standard has not significantly impacted the Company.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

In January 2017, the FASB issued ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). The amendments in the update provide a screen to determine when a set is not a business. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Lastly, the amendments in the update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company adopted this ASU on January 1, 2018. While this ASU did not have a material effect on the Company’s financial statements on the date of adoption, the Company did follow the new guidance in determining that its acquisition of properties from Mt. Melrose, LLC in January 2018 was an asset acquisition. See Note 3 for additional information.

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

NOTE 3. ASSET ACQUISITION OF REAL ESTATE PROPERTIES

Acquisition

On December 10, 2017, the Company entered into a certain Master Real Estate Asset Purchase Agreement (the “Purchase Agreement”) with Mt. Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”), that owns and manages a portfolio of residential real estate in Lexington, Kentucky. Old Mt. Melrose is owned by Jeffrey I. Moore (“Moore”), a former Company director.

Pursuant to the Purchase Agreement, the Company, through a wholly-owned limited liability company subsidiary Mt Melrose, LLC (“New Mt Melrose”), agreed to acquire, in a series of closings, substantially all of the business assets of Old Mt. Melrose. The assets primarily consisted of 145 residential properties currently owned by Old Mt. Melrose and an undetermined number of additional residential properties under contract for purchase by Old Mt. Melrose, along with Old Mt. Melrose’s rights and ongoing obligations, as lessor/landlord, under all leases covering such real properties. Pursuant to the Purchase Agreement, the Company, through New Mt Melrose, agreed to assume, as of each closing, any outstanding indebtedness secured by the real properties then being conveyed at such closing.

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

Land	$797,565
Buildings	3,190,262
Total Value	$3,987,827

On June 29, 2018, New Mt Melrose completed the second acquisition of 69 residential and other income-producing real properties for a total purchase price of $5,174,722, which consisted of 148,158 shares of common stock valued at $2,407,564, and the assumption of $2,767,158 of existing debt.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The Company accounted for the second purchase of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contain in ASU 2017-01. The total purchase price, along with approximately $7,394 of transaction expenses, was allocated to the land and buildings acquired based on their relative fair values, as follows:

Land	$1,036,423
Buildings	4,145,693
Total Value	$5,182,116

The buildings will be amortized over their estimated useful lives of 39 years. The Company determined that the assumed leases and service contracts were not favorable or unfavorable based on their terms relative to their fair values.

As previously reported in our Current Report on Form 8-K filed with the SEC on January 17, 2018, in connection with the initial closing, New Mt Melrose and Old Mt. Melrose entered into a certain Cash Flow Agreement on January 10, 2018 (the ”Cash Flow Agreement”), pursuant to which the parties agreed that until such time as the parties consummate the relevant closing as to each real property under the Purchase Agreement, Old Mt. Melrose would assign to New Mt Melrose all of the income, rents, receivables and revenues arising from or issuing out of such real property, and New Mt Melrose would assume Old Mt. Melrose’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Additionally, in connection with the initial closing, Moore was appointed as New Mt Melrose’s president and executed an employment agreement with New Mt Melrose, as previously reported in our Current Report on Form 8-K filed with the SEC on March 2, 2018.

Subsequent to the quarterly period ended September 30, 2018, and as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018 between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Purchase Agreement as of November 1, 2018.  Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Purchase Agreement.  A third-party property manager has been engaged as of November 1, 2018 to manage certain of the real properties previously acquired by New Mt Melrose.  In addition, our management currently is undertaking an assessment of all of the real properties previously acquired by New Mt Melrose to determine whether New Mt Melrose should divest or restructure any of its holdings. Management expects to divest certain of its New Mt Melrose holdings in order to right size its New Mt Melrose operations, and reduce its level of high-interest debt.

In addition, subsequent to the quarterly period ended September 30, 2018, and as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018 between New Mt Melrose and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018.  Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations under the Cash Flow Agreement.  As also previously reported in such Current Report on Form 8-K, pursuant to that certain Termination of Employment Agreement entered into effective November 1, 2018 between Moore and New Mt Melrose, the parties mutually agreed to terminate the above-discussed employment agreement of Moore as of November 1, 2018.  Accordingly, Moore’s employment by and with New Mt Melrose was terminated, and Moore was removed as an officer of New Mt Melrose, all effective as of November 1, 2018.

Variable Interests

As of September 30, 2018, the Company has determined that Old Mt. Melrose was a “variable interest entity” because Moore’s equity interests in Old Mt. Melrose are not effective in determining whether Moore or New Mt Melrose has a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement were deemed to be variable interests in Old Mt. Melrose. The Company has determined that New Mt Melrose was the primary beneficiary of Old Mt. Melrose since substantially all of Old Mt. Melrose’s activities have been conducted on behalf of New Mt Melrose and because New Mt Melrose may have been required to provide financial support to Old Mt. Melrose under the Cash Flow Agreement. As its primary beneficiary, New Mt Melrose consolidates Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose have been allocated accordingly on the unaudited condensed consolidated balance sheets for the period ended September 30, 2018. As noted on the unaudited consolidated statements of stockholders’ equity, the ending noncontrolling interest allocated to the variable interest entity represents the remaining equity held by Old Mt. Melrose for properties that had not yet been acquired under the Purchase Agreement. The ending noncontrolling interest amount also includes any income or loss generated by the remaining properties that were to be acquired under the Purchase Agreement for the period ended September 30, 2018.

As of September 30, 2018, Old Mt. Melrose’s total assets were approximately $1 million and its total liabilities were approximately $850,000. These amounts have been consolidated in the accompanying unaudited consolidated financial statements.

NOTE 4. INVESTMENTS

Certain assets held through Willow Oak Asset Management, LLC, Enterprise Diversified, Inc., or EDI Real Estate, LLC do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investment in Alluvial Fund, LP is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy in accordance with FASB ASC 820-10. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. Due to the nature of the Huckleberry Real Estate Fund II, LLC investment, the investment is measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for this investment are not readily observable, this investment is valued using Level 3 inputs. The following non-current investments are remeasured to fair value on a recurring basis, and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
September 30, 2018 (unaudited)
Alluvial Fund, LP	$7,019,238	$—	$2,750,306	$9,769,544
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$7,769,238	$—	$2,750,306	$10,519,544

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
December 31, 2017
Alluvial Fund, LP	$7,000,000	$2,077	$2,256,825	$9,258,902
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$7,750,000	$2,077	$2,256,825	$10,008,902

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period. See description of these investments in Note 4 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
September 30, 2018 (unaudited)
Huckleberry Real Estate Fund II, LLC	$—	$—	$750,000	$—	$750,000
Alluvial Fund, LP	—	—	—	9,769,544	9,769,544
Total investments	$—	$—	$750,000	$9,769,544	$10,519,544

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2017
Huckleberry Real Estate Fund II, LLC	—	—	750,000	—	750,000
Alluvial Fund, LP	—	—	—	9,258,902	9,258,902
Total investments	$—	$—	$750,000	$9,258,902	$10,008,902

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

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. For the period ended September 30, 2018, the Company adjusted the carrying value of properties held downward by $24,038. For the year ended December 31, 2017, the Company adjusted the carrying value of properties held downward by $101,694. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property, fluctuating market conditions, and write downs of previously capitalized improvements made by prior management.

As discussed in Note 3, in January 2018, Mt Melrose, LLC completed its first acquisition of 44 residential and other income-producing real properties for a total purchase price of $3,956,389. Additionally, in June 2018, Mt Melrose, LLC completed its second acquisition of 69 residential and other income-producing real properties for a total purchase price of $5,174,722. The total purchase price, along with transaction expenses, was allocated to the land and buildings acquired based on their relative fair values. The fair values of the land and buildings was determined using Level 3 inputs, namely comparable properties within the Lexington, Kentucky, region.

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	2018	2017
Automobile	$343,460	$264,778
Building	827,767	—
Computers and equipment	206,967	162,401
Furniture and fixtures	119,875	25,206
Land	2,599,297	—
	4,097,366	452,385
Less accumulated depreciation	(230,138)	(121,086)
Property and equipment, net	$3,867,228	$331,299

Depreciation expense was $39,130 for the three months ended September 30, 2018, and $89,516 for the year ended December 31, 2017. Increased buildings, vehicles, computers, and equipment are the result of the Mt Melrose, LLC real estate acquisitions that occurred on January 10, 2018 and June 29, 2018.

The building held through Mt Melrose, LLC is a multi-purpose warehouse space located in Lexington, Kentucky. As of the period ended September 30, 2018, the cost basis of the warehouse and land it sits on was $972,767. Subsequent to the quarterly period ended September 30, 2018, our management concluded it would adopt an outsourced property management model for New Mt Melrose. Management, therefore, determined that the warehouse was no longer needed for operations, and should be divested.

NOTE 7. REAL ESTATE

Mt Melrose, LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

As of September 30, 2018, with the exception of one property, all real estate held through Mt Melrose, LLC is classified as held for investment. The single property held for sale is carried at $145,406 on the balance sheet. As of the quarter ended September 30, 2018, real estate held for investment includes 194 units carried on the balance sheet at $10,800,245. Of the 194 units held for investment, 100 of the units are occupied or available to rent, 85 of the units are vacant units being prepared or to be prepared to market to tenants, and nine of the units are vacant lots. For the quarter ended September 30, 2018, depreciation expense was $64,908. Accumulated depreciation totaled $145,648 for the quarter ended September 30, 2018.

Subsequent to the quarterly period ended September 30, 2018, and as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018 between the Company and Old Mt. Melrose (as defined in Note 3 above), the parties mutually agreed to terminate the above-discussed Master Real Estate Asset Purchase Agreement as of November 1, 2018.  Accordingly, neither the Company nor Mt Melrose, LLC have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement.  A third-party property manager has been engaged as of November 1, 2018 to manage certain of the real properties previously acquired by Mt Melrose, LLC.  In addition, our management currently is undertaking an assessment of all of the real properties previously acquired by Mt Melrose, LLC to determine whether Mt Melrose, LLC should divest or restructure any of its holdings. Management expects to divest certain of its New Mt Melrose holdings in order to right size its New Mt Melrose operations, and reduce its level of high-interest debt.

EDI Real Estate, LLC

As of September 30, 2018, the Company accounted for nine residential properties as held for investment. The Company had eight properties available for rent with six properties being occupied. The two unoccupied units are in the process of being turned over for new tenants. One additional property continues to be renovated with the intention to have it ready for rent during the remainder of 2018. The leases in effect, as of the quarter ended September 30, 2018, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Depreciation expense totaled $5,304 for the quarter ended September 30, 2018. Total accumulated depreciation as of September 30, 2018 was $102,272. As of September 30, 2018, these EDI Real Estate, LLC properties held for investment were carried on the balance sheet at $607,750.

As of September 30, 2018, the Company accounted for one commercial property and interests in several lots as held for resale. The Company did not sell or purchase any properties in the quarter ended September 30, 2018. Subsequent to the quarter ended September 30, 2018, the commercial property was sold at its carrying value for $26,000. This sale will be recognized in October 2018. As of September 30, 2018, these EDI Real Estate, LLC properties held for resale were carried on the balance sheet at $66,047.

NOTE 8. NOTES PAYABLE

Notes payable at September 30, 2018 and December 31, 2017 consist of the following:

	2018	2017
Interest bearing amounts due on real estate held for investment through Mt Melrose, LLC	$8,021,972	$—
Interest bearing amount due on acquisition through HVAC Value Fund, LLC	—	25,000
Non-interest bearing amount due on acquisition through HVAC Value Fund, LLC	—	64,804
Interest bearing amount due on line of credits through HVAC Value Fund, LLC	—	220,485
Non-interest bearing amount due on line of credits through HVAC Value Fund, LLC	100,000	—
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	71,201	116,987
Vehicle loans through HVAC Value Fund, LLC	56,338	—
Interest bearing amount due on promissory note through EDI Real Estate, LLC	386,000	—
Interest bearing amount due on real estate held for investment through EDI Real Estate, LLC	137,600	137,600
Less current portion	(1,501,764)	(370,802)
Long-term portion	$7,271,347	$194,074

The timing of future payments of notes payable are as follows:

2019	$658,593
2020	1,884,160
2021	24,821
2022	163,911
2023 and after	4,539,862
Total	$7,271,347

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. Of the six acquisitions made by HVAC Value Fund during 2016 and 2017, five resulted in notes payable to the seller. As of December 31, 2017, two of the five seller notes remained outstanding. The interest-bearing note payable accrued interest at 7% annually. However, as of September 30, 2018, all of these notes have been paid in full. Additional debt held through the home services segment include a line of credit, as well as loans and leases for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans require monthly payments through May 2023 and hold annual interest rates of 5.99%.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

During last year’s quarter ended September 30, 2017, EDI Real Estate, LLC issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022 with early payoff permitted. Additionally, during the quarter ended September 30, 2018, EDI Real Estate, LLC issued a promissory note secured by additional properties held for investment.  This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033 with early payoff permitted.

Under the Cash Flow Agreement described under Note 3 above, the Company’s wholly-owned subsidiary, Mt Melrose, LLC, assumed responsibility for Old Mt. Melrose’s (as defined in Note 3 above) monthly payments of interest and/or principal under the outstanding debt secured by the real properties both acquired and to be acquired under the above-described Master Real Estate Asset Purchase Agreement, among other operating expenses. The debt secured by the real properties has varying annual interest rates from 4.375% to 13%. These notes begin to mature as early as March 2019, with the last note extending until January 2042. Some of these loans are interest only while others accrue interest that is due in full with a final balloon payment. As of the quarter ended September 30, 2018, $8,021,972 of debt is secured by these properties.

Subsequent to the quarterly period ended September 30, 2018, and as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018 between Mt Melrose, LLC and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018.  Accordingly, neither the Company nor Mt Melrose, LLC have any further rights or obligations under the Cash Flow Agreement.  However, termination of the Cash Flow Agreement does not affect Mt Melrose, LLC’s obligations with respect to debt secured by the real properties it has already acquired, where such debt was assumed at the time of acquisition.

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the nine months ended September 30, 2018, and for the year ended December 31, 2017, bad debt expense was $63,824 and $28,986, respectively. The increase in accounts receivable is attributable to the Mt Melrose acquisitions and the resulting required inclusion of the seller’s accounts receivable activity as of January 10, 2018. As of September 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	2018	2017
Gross accounts receivable	$478,316	$399,378
Less allowance for doubtful accounts	(46,346)	(2,498)
Accounts receivable, net	$431,970	$396,880

NOTE 10. SEGMENT INFORMATION

As of September 30, 2018, the Company has five business units with separate management and reporting infrastructures that offer different products and services. The five business units have been aggregated into the following reportable segments: Asset Management, Real Estate, Home Services, Internet, and Other.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. The “Mt Melrose” segment is now referred to as “Real Estate” and the “HVAC” segment is now referred to as “Home Services.” Legacy “Real Estate”, “Corporate”, and other additional investments now are combined under “Other Operations”. The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships. The real estate segment includes revenue and expenses related to the property management and real estate rental activities of the Mt Melrose portfolio of rental properties located in Lexington, Kentucky. The home services segment includes revenue and expenses derived from the acquisition and management of HVAC and plumbing companies in Arizona. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The other segment includes revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate. The other segment also includes revenue and expenses from nonrecurring investment opportunities such as Huckleberry Real Estate Fund II. LLC. Lastly, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The internet segment includes revenue generated by operations in both the United States and Canada. In the quarter ended September 30, 2018, the internet segment generated revenue of $273,219 in the United States and revenue of $15,093 in Canada. This compares to the quarter ended September 30, 2017, where the internet segment generated revenue of $295,371 in the United States and revenue of $18,831 in Canada.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and nine months ended September 30, 2018 and 2017.

	Asset Management	Real Estate	Home Services	Internet	Other	Consolidated
Three months ended September 30, 2018
Revenues	$330,112	$220,600	$995,867	$288,312	$20,934	$1,855,825
Cost of revenue	—	107,527	608,767	86,658	31,800	834,752
Operating expenses	107,538	275,414	302,233	58,475	130,874	874,534
Other income (expense)	11,075	(137,406)	(1,613)	479	1,908	(125,557)
Comprehensive income (loss)	233,649	(299,747)	83,254	143,658	(139,832)	20,982
Goodwill	—	—	1,779,549	212,445	—	1,991,994
Identifiable assets	9,806,271	14,707,356	2,577,014	381,262	1,738,533	29,210,436

	Asset Management	Real Estate	Home Services	Internet	Other	Consolidated
Three months ended September 30, 2017
Revenues	$715,598	$—	$1,332,239	$314,202	$324,044	$2,686,083
Cost of revenue	—	—	875,991	81,144	306,537	1,263,672
Operating expenses	41,544	—	322,639	61,299	180,896	606,378
Other income (expense)	—	—	(13,928)	656	4,395	(8,877)
Comprehensive income (loss)	674,054	—	119,681	172,415	(148,926)	817,224
Goodwill	—	—	1,779,549	212,445	—	1,991,994
Identifiable assets	12,091,978	—	2,787,303	315,754	1,274,140	16,469,175

	Asset Management	Real Estate	Home Services	Internet	Other	Consolidated
Nine months ended September 30, 2018
Revenues	$522,044	$592,583	$2,641,373	$887,635	$121,031	$4,764,666
Cost of revenue	—	342,449	1,731,750	238,385	156,731	2,469,315
Operating expenses	170,979	762,074	972,129	191,443	651,540	2,748,165
Other income (expense)	33,225	(368,800)	(12)	32,898	7,091	(295,598)
Comprehensive income (loss)	384,290	(880,740)	(62,518)	490,705	(680,149)	(748,412)
Goodwill	—	—	1,779,549	212,445	—	1,991,994
Identifiable assets	9,806,271	14,707,356	2,577,014	381,262	1,738,533	29,210,436

	Asset Management	Real Estate	Home Services	Internet	Other	Consolidated
Nine months ended September 30, 2017
Revenues	$1,320,808	$—	$3,526,913	$977,629	$1,216,190	$7,041,540
Cost of revenue	—	—	2,307,902	237,098	1,264,602	3,809,602
Operating expenses	79,855	—	1,109,926	212,267	507,602	1,909,650
Other income (expense)	—	—	(20,311)	57,736	83,335	120,760
Comprehensive income (loss)	1,240,953	—	88,774	586,000	(528,950)	1,386,777
Goodwill	—	—	1,779,549	212,445	—	1,991,994
Identifiable assets	12,091,978	—	2,787,303	315,754	1,274,140	16,469,175

NOTE 11. SHARE ADJUSTMENT, CANCELLATION AND SALE OF TREASURY SHARES, AND REVERSE STOCK SPLIT

Adjustment to Opening Balance of Shares

During the quarter ended March 31, 2017, management was made aware of a clerical error that affected the reported number of treasury shares held as of December 31, 2016. It was discovered that the number of treasury shares held was overstated by 800 shares, which in turn understated the total number of shares outstanding by the same amount. The Company concluded that a full restatement was not necessary as the total misstatement accounts for 0.05% of the total number of shares outstanding and no per share metrics were affected. This error dates back to records kept by prior management, but has since been reconciled and corrected.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Cancellation and Sale of Treasury Shares

Management is working to cancel existing treasury shares. As noted on the condensed consolidated balance sheets and the condensed consolidated statements of stockholders’ equity, as of the quarter ended September 30, 2018, 17,007 treasury shares have been cancelled.

On May 26, 2018, the Company signed a stock purchase agreement with an unaffiliated third party to sell 1,633,500 shares of the Company’s common stock held as treasury shares to such party for $0.11036586 per share. The settlement date for the sale was July 31, 2018. The number of shares transferred on the settlement date was adjusted for the Company’s reverse stock split to 13,068 shares. To the extent that this sale of previously registered shares held as treasury shares required an exemption from registration, this sale of shares of common stock of the Company was exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

Reverse Stock Split

As previously reported in our Current Report on Form 8-K filed with the SEC on June 7, 2018, the Board of Directors of the Company previously approved, on March 29, 2018, a reverse stock split of all of the Company’s Common Stock, pursuant to which every 125 shares of Common Stock of the Company were reverse split, reconstituted, and converted into one (1) share of Common Stock of the Company (the “Reverse Stock Split”). To effectuate the aforesaid Reverse Stock Split, the Company previously filed on May 23, 2018, a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada, with a specified effective filing date of June 1, 2018.

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

Split Adjustment. On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid.  Rather, any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split were rounded up to the next whole share of Common Stock.  That is, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they were entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders’ equity and all references to share and per share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

CUSIP Number and Trading Symbol.  The Company’s CUSIP number changed on the FINRA Effective Date as a result of the Reverse Stock Split. The new CUSIP number is 293706 107.  For the 20-business-day period immediately following the FINRA Effective Date, the Company’s trading symbol was “SYTED.” After such 20-day period, however, the Company’s trading symbol reverted to “SYTE.”

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

NOTE 12. SUBSEQUENT EVENTS

Changes in Officers

As previously reported in our Current Report on Form 8-K filed with the SEC on October 9, 2018, several changes in the Company’s executive and board officers were made effective on Friday, October 5, 2018.  Effective on this date, Steven L. Kiel resigned as the Chief Executive Officer and the Chief Financial Officer of the Company.  Mr. Kiel’s resignation as an executive officer was to enable him to focus on strategic initiatives, particularly in the asset management area, and was not on account of any disagreement with the Board of Directors or the Company concerning any matter relating to the Company’s operations, policies or practices, or otherwise.  Effective on this date, the Board of Directors of the Company, acting unanimously, appointed Mr. Kiel (who also is an ENDI director) as Chairman of the Board of the Board of Directors of the Company—replacing Jeffrey I. Moore, who resigned as a director of the Company at its regularly scheduled board meeting on November 8, 2018. Mr. Moore’s resignation was not on account of any disagreement with the Board of Directors or the Company concerning any matter relating to the Company’s operations, policies or practices, or otherwise. Also effective on October 5, 2018, the Board of Directors of the Company, acting unanimously, appointed G. Michael Bridge as the Chief Executive Officer of the Company.  In his capacity as Chief Executive Officer, Mr. Bridge serves as the Company’s new principal executive officer and president.  Also effective on October 5, 2018, the Board of Directors of the Company, acting unanimously, appointed Alea A. Kleinhammer as the Chief Financial Officer of the Company.  In her capacity as Chief Financial Officer, Ms. Kleinhammer serves as the Company’s new principal financial and principal accounting officer.

Mt Melrose, LLC Matters

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018 between the Company and Old Mt. Melrose (as defined in Note 3 above), the parties mutually agreed to terminate the above-discussed Master Real Estate Asset Purchase Agreement as of November 1, 2018.  Accordingly, neither the Company nor Mt Melrose, LLC have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement.  A third-party property manager has been engaged as of November 1, 2018 to manage certain of the real properties previously acquired by Mt Melrose, LLC.  In addition, our management currently is undertaking an assessment of all of the real properties previously acquired by Mt Melrose, LLC to determine whether Mt Melrose, LLC should divest or restructure any of its holdings. Management expects to divest certain of its New Mt Melrose holdings in order to right size its New Mt Melrose operations, and reduce its level of high-interest debt.

In addition, and as also previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018 between Mt Melrose, LLC and Old Mt. Melrose (as defined in Note 3 above), the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018.  Accordingly, neither the Company nor Mt Melrose, LLC have any further rights or obligations under the Cash Flow Agreement.

As also previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Employment Agreement entered into effective November 1, 2018 between Jeffrey Moore and Mt Melrose, LLC, the parties mutually agreed to terminate the above-discussed employment agreement of Mr. Moore as of November 1, 2018.  Accordingly, Mr. Moore’s employment by and with Mt Melrose, LLC was terminated, and Mr. Moore was removed as an officer of Mt Melrose, LLC, all effective as of November 1, 2018.  Mr. Moore’s termination resulted from the Company’s determination to terminate the employment of all Mt Melrose, LLC staff and outsource Mt Melrose, LLC’s property management and renovation operations to a third-party service provider.

Services Agreement with Arquitos

The Company’s wholly-owned subsidiary, Willow Oak Asset Management, LLC (“Willow Oak”) entered into as of November 1, 2018 a certain Consulting Services Agreement with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC and Arquitos Capital Offshore Master, Ltd. (collectively, “Arquitos”), pursuant to which Willow Oak was engaged to provide, in connection with its asset management operational platform, to Arquitos certain services of an operational nature, including, without limitation, services and duties pertaining to investor relations, marketing support, administrative support, coordination with third-party service providers and accounting and general bookkeeping. Under the agreement, Willow Oak also agreed to assume Arquitos’ portion of rent, and the internet service expenses, for the parties’ shared office in New York City, and to assume the full-time employment of a previously-shared administrative employee. In exchange for performing its services and duties under the agreement, Willow Oak will be paid a fixed monthly fee from one of the counterparties, a variable administrative fee based on one of the counterparties’ assets under management, and a share of performance fees received by one of the counterparties. Willow Oak entered into the agreement in the ordinary course of business and consistent with its asset management operational platform and business conducted. Each of the Arquitos entities is affiliated with Steven Kiel, who is a director of the Company.  This related-party transaction was considered and approved by the Audit Committee of the Board of Directors of the Company, acting unanimously, on October 17, 2018.

Management has evaluated all other subsequent events from September 30, 2018, through November 14, 2018, the date the unaudited condensed consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and related footnotes for the quarter ended September 30, 2018. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operates under five segments:

●

Asset Management Operations: ENDI created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). The asset management segment has been a growth area for the Company since its inception. Capital reallocations continue to be made to the subsidiary with long-term investment strategies being the primary focus. Willow Oak is an asset management platform oriented to the value investing community. Value investing and knowledge of the global value investing community are core competencies of the Company. Willow Oak intends to apply its core competencies to be a hub for the value investing community with various forms of affiliations with respected value investment managers. Such affiliations to date include: fund seeding, fund launching, portfolio management and fund management. The Company intends to actively expand its Willow Oak platform with additional affiliations and services that enhance the value of the Willow Oak platform to all affiliated funds. Willow Oak currently operates one internal fund, Willow Oak Select, and has contractual affiliations with six other respected value-oriented funds and managers.

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private partnership that was launched on January 1, 2017. Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Under the Agreement, Willow Oak Asset Management and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. On August 1, 2018, Willow Oak, through a newly-organized, wholly-owned subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly-organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Select Fund focuses on investing in securities worldwide based upon “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company.

●

Real Estate Operations: The Company operates its real estate operations through Mt Melrose, LLC, a wholly-owned subsidiary that currently owns and operates a portfolio of residential and other income producing real estate in Lexington, Kentucky that was acquired pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”).  On January 10, 2018, Mt Melrose, LLC completed its first acquisition of 44 real properties under the agreement, and on June 29, 2018, Mt Melrose, LLC completed its second acquisition of 69 additional real properties under the agreement.  However, subsequent to the quarter ended September 30, 2018, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement—and no further acquisitions will be consummated.  A third-party property manager has been engaged as of November 1, 2018 to manage certain of the real properties previously acquired.  Furthermore, our management currently is undertaking an assessment of all of the previously-acquired real properties to determine whether Mt Melrose, LLC should divest or restructure any of its holdings. Management expects to divest certain of its New Mt Melrose holdings in order to right size its New Mt Melrose operations, and reduce its level of high-interest debt.

●

Home Services Operations: The Company operates its home services operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. As of September 30, 2018, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which includes estimated earn outs of approximately $336,000. For all six acquisitions, all asset allocations made by management are final and all earn outs have been paid in full as of September 30, 2018.

●

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

●

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

Investment activity includes activity from various nonrecurring investment opportunities, such as our investment in Huckleberry Real Estate Fund II, LLC and our financing arrangement with Triad Guaranty, Inc.

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. ENDI may also invest in marketable securities through the corporate segment.

Summary of Financial Performance

Common stockholders’ equity increased from $15,890,655 at December 31, 2017, to $19,768,798 at September 30, 2018. The change was mostly attributable to $4,065,834 of additional common stock issued in association with our two closings of acquisitions under the Master Real Estate Asset Purchase Agreement with Old Mt. Melrose. This change was also partially attributable to $384,290 of comprehensive income in the asset management segment and $490,705 of comprehensive income in the internet segment, and was partially offset by $880,740 of comprehensive loss in the real estate segment, $62,518 of comprehensive loss in the home services segment, and $680,149 of comprehensive loss in other segments. Corporate expenses for the nine months ended September 30, 2018 totaled $637,132.

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

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
ASSETS
Cash and equivalents	$284,593	$280,958	$1,446,571	$3,297,059
Accounts receivables, net	431,970	439,904	324,507	396,880
Investments, at fair value	10,519,544	10,200,149	10,297,532	10,008,902
Real estate, total	11,619,448	11,185,601	9,254,731	815,491
Goodwill and other assets	6,354,881	6,099,339	5,581,801	2,798,471
Total assets	$29,210,436	$28,205,951	$26,905,142	$17,316,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$444,090	$454,221	$329,481	$262,065
Accrued expenses	221,893	213,286	307,675	330,073
Deferred revenue	213,383	227,476	261,017	269,134
Notes payable and other liabilities	8,773,111	7,954,270	6,799,620	564,876
Total liabilities	9,652,477	8,849,253	7,697,793	1,426,148
Total stockholders’ equity	19,557,959	19,356,698	19,207,349	15,890,655
Total liabilities and stockholders’ equity	$29,210,436	$28,205,951	$26,905,142	$17,316,803

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Asset Management Operations

The Company operates its asset management business through a wholly-owned subsidiary, Willow Oak Asset Management, LLC. This subsidiary was formed on October 10, 2016. Asset management is a core competency of the Company with many members of management and the board having asset management backgrounds.  The asset management segment has been a growth area for the Company since its inception. Capital reallocations continue to be made to the subsidiary with long-term investment strategies being the primary focus.

As of the quarter ended September 30, 2018, Willow Oak holds a direct investment in the Alluvial Fund. In accordance with GAAP, for financial reporting purposes, these investment gains and losses are reported as revenue on the condensed consolidated statement of income. This treatment can result in reporting negative revenue numbers. Willow Oak also continues to earn revenue through fee share arrangements through both Alluvial Fund and Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund.

On August 1, 2018, Willow Oak, through a newly-organized, wholly-owned subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly-organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”).  Willow Oak Capital Management serves as the general partner of Select Fund.  Select Fund focuses on investing in securities worldwide based upon “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company.  Fund managers who have signed a fee share agreement with Willow Oak Capital Management and who have had their investment ideas selected by Select Fund’s investment manager for inclusion in the Select Fund portfolio share in a pool of, and receive allocations of, any performance fees Willow Oak Capital Management receives from limited partners in Select Fund (as determined after the end of each fiscal year of Select Fund), with such allocations being awarded to a fund manager in the form of equity interest in Select Fund (unless the parties mutually agree to a cash payment in lieu thereof), all in accordance with the terms and conditions of the respective fee share agreements.  As of September 30, 2018, Willow Oak Capital Management has entered into fee share agreements with six funds and managers.

During the quarter ended September 30, 2018, the asset management segment produced $330,112 of revenue. Cost of revenue was $0 and operating expenses totaled $107,538. Other income attributable to the asset management segment totaled $11,075. Other income was primarily attributable to a sublease arrangement for shared office space in New York City. The comprehensive income for the quarter ended September 30, 2018, totaled $233,649. This compares to the quarter ended September 30, 2017, when the asset management segment produced $715,598 of revenue, cost of revenue was $0, and operating expenses totaled $41,544. Additionally, comprehensive income for the quarter ended September 30, 2017, was $674,054.

As of the quarter ended September 30, 2018, the fair value of investments held through the asset management segment totaled $10,519,544. This compares to the quarter ended September 30, 2017, when the fair value of investments held through the asset management segment totaled $12,067,983. As of September 30, 2017, investments were held through both the asset management and corporate segments. Currently, the Alluvial Fund investment is held through the asset management segment, with additional investments being held through other company segments.

Real Estate Operations

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, March 2, 2018, March 28, 2018, and July 12, 2018, respectively, ENDI created a wholly-owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), on January 10, 2018, which  has acquired a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, also an ENDI director. As set forth in our Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky. As further set forth in our Form 8-K filed on July 12, 2018, on June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky.

Subsequent to the quarterly period ended September 30, 2018, and as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018 between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement as of November 1, 2018.  Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement.  A third-party property manager has been engaged as of November 1, 2018 to manage certain of the real properties previously acquired by New Mt Melrose.  In addition, our management currently is undertaking an assessment of all of the real properties previously acquired by New Mt Melrose to determine whether New Mt Melrose should divest or restructure any of its holdings. Management expects to divest certain of its New Mt Melrose holdings in order to right size its New Mt Melrose operations, and reduce its level of high-interest debt. Upon completion of its right sizing efforts, management expects New Mt Melrose to own for the long term a sizable portfolio of income producing properties in Lexington, KY.

Through Mt Melrose, as of September 30, 2018, we own 194 rental units consisting of single-family properties, multi-family properties, commercial properties, and vacant lots. Of the 194 units held for investment, 100 of the units are occupied or available to rent, 85 of the units are vacant units being prepared or to be prepared to market to tenants, and nine of the units are vacant lots. The leases in effect as of the quarter ended September 30, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Mt Melrose currently has one property held for resale.

During the quarter ended September 30, 2018, Mt Melrose generated rental revenue of $220,600. The cost of rental revenue totaled $107,527. Operating expenses for the quarter ended September 30, 2018, were $275,414. Other expenses totaled $137,406 and comprehensive loss for the quarter ended September 30, 2018 totaled $299,747.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of September 30, 2018, Mt Melrose real estate held for investment was carried on the balance sheet at $10,800,245. No comparable figures exist as Mt Melrose did not commence operations until January 10, 2018. Depreciation expense was $64,908, and accumulated depreciation totaled $145,648 for the quarter ended September 30, 2018.

During the quarter ended September 30, 2018, Mt Melrose purchased a total of 11 rental properties for a gross purchase price of $356,121. Nearly all of these purchases resulted in a note payable.

Home Services Operations

The Company operates its home services operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. After gaining experience with HVAC acquisitions, management noted the complementary nature of plumbing providers and completed two acquisitions where a significant amount of their revenue originated from plumbing services. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third party and member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. ENDI has a 100% voting interest in HVAC Value Fund. Although the operating agreement provided JNJ Investments with the opportunity to earn non-voting profit interests, the Company does not believe JNJ Investments earned any non-voting profit interests during the term of the operating agreement because HVAC Value Fund did not exceed the profit thresholds under the operating agreement necessary for JNJ Investments to earn non-voting profit interests.

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

During the quarter ended September 30, 2018, our home services operations generated revenue of $995,867, cost of revenue totaled $608,767, and operating expenses totaled $302,233. Other expenses for the quarter ended September 30, 2018 totaled $1,613. Comprehensive income for our home services operations for the quarter ended September 30, 2018, totaled $83,254. This compares to the quarter ended September 30, 2017, when the segment generated revenue of $1,332,239, cost of revenue totaled $875,991, operating expenses totaled $322,639, other expenses were $13,928, and comprehensive income for the quarter was $119,681.

Internet Operations

As of September 30, 2018, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2017. Additionally, competitive pressures have negatively affected our ongoing revenue.

Revenue attributed to the internet segment during the quarter ended September 30, 2018 totaled $288,312, cost of revenue during the quarter ended September 30, 2018 totaled $86,658, and operating expenses totaled $58,475. Other income for the quarter ended September 30, 2018 totaled $479 and comprehensive income for the segment totaled $143,658.

This compares to the quarter ended September 30, 2017, when revenue totaled $314,202, cost of revenue totaled $81,144, operating expenses were $61,299, other income was $656, and comprehensive income was $172,415.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management also evaluates domain names available for purchase in order to generate new revenue from customers who utilize the domains.

Our current sales mix of customers consists of approximately 49% internet access and 51% web hosting and storage. As of the quarter ended September 30, 2018, all of our customer accounts are managed by our U.S. operations. Revenue generated by our U.S. accounts totaled $273,219, and revenue generated by our Canadian accounts totaled $15,093 during the quarter ended September 30, 2018. This compares to revenue generated by our U.S. accounts of $295,371, and revenue generated by our Canadian accounts of $18,831 during the quarter ended September 30, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Operations

EDI Real Estate

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of September 30, 2018, we owned nine residential properties, one commercial property, and interests in several undeveloped lots. This compares to September 30, 2017, when we owned 10 residential properties, one commercial property, and interests in several undeveloped lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was terminated with the change in management on December 14, 2015. As of December 14, 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2016 and 2017, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor. As of September 30, 2018, the majority of these properties have been successfully sold and monetized. Real estate agents continue to be engaged to market the remaining properties listed for resale.

Through EDI Real Estate, we own eight rental properties managed by a third-party property management company. As of September 30, 2018, we had eight properties available for rent, with six properties being occupied. The two unoccupied units are in the process of being turned over for new tenants. One additional property continues to be renovated with the intention to have it ready for rent during the remainder of 2018. The leases in effect as of the quarter ended September 30, 2018, are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties.

During the quarter ended September 30, 2018, we did not purchase or sell any properties through EDI Real Estate. Subsequent to the quarter ended September 30, 2018, the commercial property was sold at its carrying value for $26,000. This sale will be recognized in October 2018. In connection with the sale of the commercial property, a downward $24,038 valuation adjustment was made against the basis of the property as of September 30, 2018. This compares to the quarter ended September 20, 2017, when real estate sales were $299,900 and cost of real estate sales were $304,404. Additionally, during the quarter ended September 30, 2017, a downward $10,001 valuation adjustment was made against the basis of properties held for resale. As of September 30, 2018, real estate held for resale was carried on the balance sheet at $66,047. This compares to the quarter ended September 30, 2017, when real estate held for resale was carried at $337,481.

During the quarter ended September 30, 2018, EDI Real Estate generated rental revenue of $20,934, net of bad debt expense. The cost of rental revenue totaled $7,762. This compares to rental revenue of $24,144, net of bad debt expense and cost of rental revenue of $6,081 during the quarter ended September 30, 2017. As of September 30, 2018, EDI real estate held for investment was carried on the balance sheet at $607,750. This compares to the quarter ended September 30, 2017, when EDI real estate held for investment was held at $502,368. Depreciation expense totaled $5,304 for the quarter ended September 30, 2018. Total accumulated depreciation as of September 30, 2018, totaled $102,272.

Operating expenses for EDI Real Estate for the quarter ended September 30, 2018 totaled $4,046. This compares to the quarter ended September 30, 2017, when operating expenses were $12,024.

Corporate

In the quarter ended September 30, 2018, corporate expenses totaled $126,828. This compares to corporate expenses of $168,872 incurred during the quarter ended September 30, 2017. Expenses were lower during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, primarily due to the lack of a bonus accrual. Remaining corporate expenses were comparable quarter over quarter.

For the quarter ended September 30, 2018, total operating expenses for other business operations were $130,874. This compares to operating expenses of $180,896 for the quarter ended September 30, 2017. Other income for the other business operations was $1,908 for the quarter ended September 30, 2018. This compares to other income of $4,395 for the quarter ended September 30, 2017. The comprehensive loss for other business operations for the quarter ended September 30, 2018 was $139,832. This compares to $148,926 of comprehensive loss for other business operations for the quarter ended September 30, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition, Liquidity, and Capital Resources

ENDI carries out its business strategy in five operating segments: Asset Management Operations, Real Estate Operations, Home Services Operations, Internet Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the flexibility to make reinvestments as opportunities present themselves. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these five segments or the Company’s historical operations.

Cash and equivalents totaled $284,593 at quarter-end September 30, 2018, compared to $3,297,059 at year-end December 31, 2017. This decrease in cash and equivalents is the result of our investment in Mt Melrose, LLC. Real estate held for investment increased to $11,407,995 at quarter-end September 30, 2018, compared to $616,374 at year-end December 31, 2017. Property and equipment also increased from $331,299 at year-end December 31, 2017, to $3,867,228 at quarter-end September 30, 2018. Total notes payable increased to $8,773,111 from $564,876 during the same time period. Additionally, accounts payable increased from $262,065 to $444,090 from December 31, 2017, to September 30, 2018. The increases in these accounts are also due to the acquisitions and consolidation of and with Mt. Melrose, LLC.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations, proceeds from our Huckleberry investment and from the sale of portions of our real estate portfolio will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future. The Company did acquire long-term debt with the Mt Melrose acquisitions; however, the debt is collateralized by the real properties that were also acquired.

The aging of accounts receivable as of September 30, 2018 and December 31, 2017 is as shown:

	September 30, 2018	December 31, 2017
Current	$276,295	$225,114
30 – 60 days	84,368	59,425
60 + days	71,307	112,341
Total	$431,970	$396,880

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

The Company agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction. Under the terms of the amendment to the Alluvial Side Letter Agreement, to the extent that funds withdrawn by Willow Oak are replaced coincidentally by funds from a third party, Willow Oak is no longer subject to the former “lockup” restrictions, which formerly conditioned any withdrawals upon Willow Oak having a $50,000,000 capital account balance. Arquitos Capital Partners, LP, which is managed by our director Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial, to replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

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

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, March 2, 2018, March 28, 2018, and July 12, 2018, respectively, ENDI created a wholly-owned subsidiary named Mt Melrose, LLC (“New Mt Melrose”) on January 10, 2018, which  has acquired a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, a former ENDI director.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As set forth in our Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the purchase agreement. This first tranche of real properties was acquired for total consideration of $3,814,500, which was payable as follows:

●	by payment of $500,000 to Old Mt. Melrose in cash;

●	by New Mt Melrose’s assumption of $1,798,713 of outstanding indebtedness secured by the acquired real properties; and

●	the balance by issuance to Old Mt. Melrose of 120,602 shares of the Company’s common stock.

As further set forth in our Form 8-K filed on July 12, 2018, on June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the purchase agreement. This second tranche of real properties was acquired for total consideration of $4,619,130, which was payable as follows:

●	by New Mt Melrose’s assumption of $2,767,158 of outstanding indebtedness secured by the acquired real properties; and

●	the balance by issuance to Old Mt. Melrose of 148,158 shares of the Company’s common stock.

Subsequent to the quarterly period ended September 30, 2018, and as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018 between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed purchase agreement as of November 1, 2018.  Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the purchase agreement.

On January 10, 2018, New Mt Melrose and Old Mt. Melrose entered into a certain Cash Flow Agreement (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the purchase agreement described above, the parties agreed that as of and from and after January 10, 2018, until such time as the parties consummate the relevant closing as to each real property under the purchase agreement, Old Mt. Melrose would assign to New Mt Melrose all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and New Mt Melrose would assume Old Mt. Melrose’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Under the Cash Flow Agreement, New Mt Melrose has been responsible for Old Mt. Melrose’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties; Old Mt. Melrose’s real property taxes with respect to the real properties due and attributable to the periods from and after the effective date; and Old Mt. Melrose’s ordinary expenses of operating the real properties, actually incurred, to the extent attributable to de minimis repairs, recurring maintenance services, and/or water, electricity, sewer, gas, telephone, or other similar utility charges. However, the risk of loss and casualty damage with respect to all or any portion of the real properties has continued to be borne by Old Mt. Melrose up to and including the actual time of the relevant closing respecting such real property.

Based on the number of properties presently outstanding for purchase under the purchase agreement at September 30, 2018, New Mt Melrose was obligated under the Cash Flow Agreement as of September 30, 2018 for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $10,568 per month, (ii) insurance of $1,073 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $7,461 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate. However, subsequent to the quarterly period ended September 30, 2018, and as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018 between New Mt Melrose and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018.  Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations under the Cash Flow Agreement.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of September 30, 2018, other than those previously mentioned related to the asset management segment, home services, and real estate segments. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through July 31, 2019, and for leased office space for Willow Oak Asset Management, LLC, which extends through September 30, 2020.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our ”disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018. During the quarter ended September 30, 2018, management hired an additional accountant at the corporate level in order to add additional layers of internal review and further segregate employee responsibilities. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, the Company filed a civil action complaint against Frank Erhartic, Jr. (the “Former CEO”), the Company’s former CEO and director and currently an owner of record or beneficially of more than five percent of the Company’s Common Stock, alleging, among other things, that the Former CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related-party transactions, including causing the Company to borrow certain amounts from the Former CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former CEO, causing the Company to pay certain amounts to the Former CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former CEO, causing the Company to pay rent on its corporate headquarters owned by the Former CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former CEO, converting to the Former CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former CEO, causing the Company to pay personal credit card debt of the Former CEO, causing the Company to significantly overpay the Former CEO’s health and dental insurance for the benefit of the Former CEO, and causing the Company to pay the Former CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2018, the Company signed a stock purchase agreement with an unaffiliated third party to sell 1,633,500 shares of the Company’s common stock held as treasury shares to such party for $0.11036586 per share. The settlement date for the sale was July 31, 2018.  The number of shares transferred on the settlement date was adjusted for the Company’s reverse stock split to 13,068 shares.  To the extent that this sale of previously registered shares held as treasury shares required an exemption from registration, this sale of shares of common stock of the Company was exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Investment Company Act of 1940 Matters

As previously reported in our periodic reports beginning with our Form 10-Q for the quarter ended June 30, 2017, as of June 30, 2017 the Company’s “investment securities” (as defined in the Investment Company Act of 1940, “1940 Act”) exceeded 40% of the value of its total assets (exclusive of government securities and cash items). The Company is not primarily engaged, and does not presently propose to primarily engage, in the business of investing, reinvesting, or trading in securities. As has been previously reported, the Board of Directors of the Company elected to eliminate any uncertainty in regard to the Company’s status under the 1940 Act, and confirmed pursuant to Rule 3a-2 adopted under the 1940 Act that the Company had a bona fide intent to be engaged primarily, as soon as was reasonably possible and in any event by the end of the one-year period beginning June 30, 2017, in various lines of business not constituting investment securities, including, but not necessarily limited to, internet services, home services and real estate. As has been previously reported, the Company developed an internal operational plan (the “Plan”) setting forth detailed and specific potential steps to use the Company’s capital and assets to grow certain operational lines of business. The Plan also encompassed the Company’s previously-reported acquisitions of a portfolio of residential and other income-producing real estate from Mt. Melrose, LLC (for further information about our real estate acquisitions, see Note 3 to the accompanying Unaudited Condensed Consolidated Financial Statements for the period ended September 30, 2018). As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our completion of a second acquisition of such real estate properties on June 29, 2018 resulted in investment securities falling below 40% of our total assets as of such time, prior to the end of the one-year “safe harbor period” noted in the 1940 Act. The Company’s investment securities continued not to exceed 40% of the value of its total assets as of September 30, 2018.

Reverse Stock Split

As previously reported in our Current Report on Form 8-K filed with the SEC on June 7, 2018, the Board of Directors of the Company, previously approved, on March 29, 2018, a reverse stock split of all of the Company’s Common Stock, pursuant to which every 125 shares of Common Stock of the Company were reverse split, reconstituted and converted into one (1) share of Common Stock of the Company (the “Reverse Stock Split”). To effectuate the aforesaid Reverse Stock Split, the Company previously filed, on May 23, 2018, a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada, with a specified effective filing date of June 1, 2018.

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

Split Adjustment. On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid.  Rather, any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split were rounded up to the next whole share of Common Stock.  That is, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they were entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders’ equity and all references to share and per share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

Item 5.             Other Information (Continued)

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

CUSIP Number and Trading Symbol.  The Company’s CUSIP number changed on the FINRA Effective Date as a result of the Reverse Stock Split. The new CUSIP number is 293706 107.  For the 20-business-day period immediately following the FINRA Effective Date, the Company’s trading symbol was “SYTED.” After such 20-day period, however, the Company’s trading symbol reverted to “SYTE.”

Item 6.	Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity (unaudited) as of September 30, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: November 14, 2018	/s/ G. Michael Bridge
G. Michael Bridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)