Form 10-K
period 2018-12-31
ENTERPRISE DIVERSIFIED, INC.
filed 2019-04-01
CIK 1096934

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.125 par value

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

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19,065,927 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.125 par value as of March 28, 2019 is 2,544,776.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2019 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 21, 2019, are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties which may affect the Company’s business and prospects, including changes in economic and market conditions, acceptance of the Company’s products and services, maintenance of strategic alliances, and other factors discussed elsewhere in this Form 10-K, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

PART I

ITEM 1.	BUSINESS

Overview

Enterprise Diversified, Inc. (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., and then Sitestar Corporation, Inc.) was incorporated in Nevada on December 17, 1992. On June 1, 2018, the Company amended its Articles of Incorporation to change the name of the Company to “Enterprise Diversified, Inc.” The name change became effective on July 23, 2018, upon FINRA’s declaration. The Company elected to retain its historical trading symbol of “SYTE.” Unless the context otherwise requires, and when used in this Report, the “Company,” “ENDI,” “we,” “our,” or “us” refers to Enterprise Diversified, Inc. and its subsidiaries.

The Company operates through five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate, legacy real estate, and investment activity that is not considered to be one of our primary lines of business. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

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

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships. The real estate segment includes revenue and expenses related to the property management and real estate rental activities of the Mt Melrose portfolio of rental properties located in Lexington, Kentucky. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The home services segment includes revenue and expenses derived from the acquisition and management of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate. The other segment also includes revenue and expenses from nonrecurring investment opportunities such as Huckleberry Real Estate Fund II, LLC. Lastly, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Asset Management Operations

ENDI created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). The asset management segment has been a growth area for the Company since its inception. Capital reallocations continue to be made to the subsidiary with long-term investment strategies being the primary focus. Willow Oak is an asset management platform oriented to the value-investing community. Value investing and knowledge of the global value-investing community are core competencies of the Company. Willow Oak intends to apply its core competencies to be a hub for the value-investing community with various forms of affiliations with respected value investment managers. Such affiliations to date include fund seeding and reinvestments, fund launching, portfolio management, and fund management. The Company intends to actively expand its Willow Oak platform with additional affiliations and services that enhance the value of the Willow Oak platform to all affiliated funds. Willow Oak currently operates one internal fund, Willow Oak Select Fund, LP, and has contractual affiliations with seven other respected value-oriented funds and managers.

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016 and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private partnership that was launched on January 1, 2017. Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Under the Agreement, Willow Oak Asset Management and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. On August 1, 2018, Willow Oak, through a newly organized, wholly owned subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Select Fund focuses on investing in securities worldwide based upon “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company.

Willow Oak launched its fund management services (“FMS”) offering to external funds on November 1, 2018, when it signed a consulting services agreement with Arquitos Capital, a domestic and an offshore private investment fund controlled by Steven Kiel, a Company director. Willow Oak also provides FMS to the Bonhoeffer Fund and Willow Oak Select Fund. FMS consists of services not typically provided by traditional third-party providers to the hedge fund industry, including: access to the Willow Oak network, investor relations and marketing, administration and compliance, interface to traditional service providers, standard tools and best practices repository, and access to Willow-Oak-vetted third-party providers. Willow Oak offers FMS in consideration for a combination of fixed fees and a fee share. We believe we are uniquely situated to provide FMS to private hedge funds with a value-investing framework because our management and board of directors have extensive experience launching and managing value-orientated hedge funds. This experience enables us to focus on providing services that typically only the fund manager or in-house staff have the expertise to provide. FMS frees up managers to focus more time on the management of their investment portfolio. Joining the Willow Oak network also provides FMS customers with access to investment ideas from other Willow Oak network managers.

Real Estate Operations

The Company operates its real estate operations through Mt Melrose, LLC, a wholly owned subsidiary that currently owns and operates a portfolio of residential and other income-producing real estate in Lexington, Kentucky, that was acquired pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”). On January 10, 2018, Mt Melrose, LLC (“New Mt Melrose”) completed its first acquisition of 44 real properties under the agreement, and on June 29, 2018, Mt Melrose, LLC completed its second acquisition of 69 additional real properties under the agreement. However, during the quarterly period then ended December 31, 2018, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement—and no further acquisitions were consummated. A third-party property manager has been engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income. As of December 31, 2018, approximately $1.8 million of debt is secured by properties intended for sale. Upon completion of its right-sizing efforts, management expects New Mt Melrose to continue to own a sizable portfolio of income-producing properties in Lexington, Kentucky.

Internet Operations

The Company operates its internet operations through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, and various ancillary services. Sitestar.net provides services and support to customers in the United States and Canada.

Home Services Operations

The Company operates its home services operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. As of December 31, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all asset allocations made by management are final and all earn-outs have been paid in full as of December 31, 2018.

Other Operations

Other operations include legacy real estate, investment activity, and corporate activity that is not considered to be one of the Company’s primary lines of business.

Legacy real estate operations include activity from a real estate investment portfolio held through EDI Real Estate, LLC. The portfolio, primarily located in the Roanoke and Lynchburg areas of Virginia, includes residential properties and vacant land. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared or currently listed for sale.

Investment activity includes activity from various nonrecurring investment opportunities, such as the Company’s investment in Huckleberry Real Estate Fund II, LLC and its financing arrangement with Triad Guaranty, Inc.

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. ENDI may also invest in marketable securities through the corporate segment.

Products and Services

Asset Management Operations

The Company operates its asset management business through a wholly owned subsidiary, Willow Oak Asset Management, LLC. This subsidiary was formed on October 10, 2016. Asset management is a core competency of the Company with many members of management and the board having asset-management backgrounds. The asset management segment has been a growth area for the Company since its inception. Capital reallocations continue to be made to the subsidiary as we believe asset management funds and services present the highest potential for future revenue and income growth.

As of the year ended December 31, 2018, Willow Oak holds a direct investment in the Alluvial Fund. In accordance with GAAP, for financial reporting purposes, these investment gains and losses are reported as revenue on the accompanying consolidated statement of income. This treatment can result in reporting negative revenue numbers. Willow Oak also continues to earn revenue through fee share arrangements through both Alluvial Fund and Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund.

On August 1, 2018, Willow Oak, through a newly organized, wholly owned subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Willow Oak Capital Management serves as the general partner of Select Fund. Select Fund focuses on investing in securities worldwide based upon “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company. Fund managers who have signed a fee share agreement with Willow Oak Capital Management and who have had their investment ideas selected by Select Fund’s investment manager for inclusion in the Select Fund portfolio share in a pool of, and receive allocations of, any performance fees Willow Oak Capital Management receives from limited partners in Select Fund (as determined after the end of each fiscal year of Select Fund), with such allocations being awarded to a fund manager in the form of equity interest in Select Fund (unless the parties mutually agree to a cash payment in lieu thereof), all in accordance with the terms and conditions of the respective fee share agreements. As of December 31, 2018, Willow Oak Capital Management has entered into fee share agreements with seven funds and managers.

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

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement. A third-party property manager has been engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income. As of December 31, 2018, approximately $1.8 million of debt is secured by properties intended for sale. Upon completion of its right-sizing efforts, management expects New Mt Melrose to continue to own a sizable portfolio of income producing properties in Lexington, Kentucky.

Through New Mt Melrose, as of December 31, 2018, the Company owns a total of 159 units consisting of 97 units held for investment and 62 units held for sale. Units held for investment consist of single-family and multi-family residential rental units. Of the 97 units held for investment, 87 of the units are occupied or available to rent, and 10 of the units are vacant units being prepared to market to tenants. The leases in effect as of the year ended December 31, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Units held for sale consist of single-family units, multi-family units, commercial properties, and undeveloped lots of land. As of December 31, 2018, New Mt Melrose holds 62 units as held for sale, ten of these units being undeveloped lots.

Internet Operations

Sitestar.net is an Internet Service Provider (ISP) that offers consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, web hosting, and various ancillary services. We provide services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless). Additionally, we market and sell web hosting and related services to consumers and businesses. We also offer broadband services within our regional and national footprint.

Our primary competitors include regional and national cable and telecommunications companies that have substantially greater market presence, brand-name recognition, and financial resources compared to Sitestar.net. Secondary competitors include local and regional ISPs.

The residential broadband internet access market is dominated by cable and telecommunications companies. These companies offer internet connectivity through the use of cable modems, Digital Subscriber Line (DSL) programs, and fiber. These competitors have extensive scale and significantly more resources than Sitestar.net. Competitors often offer incentives for customers to purchase internet access by offering discounts for bundled service offerings (i.e., phone, television, Internet). While we are a reseller of broadband services including DSL and fiber services, our profit margin is heavily influenced by these competitive forces.

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

As of December 31, 2018, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2018; however, subsequent to December 31, 2018, management has begun working with outside consultants to establish a new business plan for the segment. The business plan is expected to include a formal marketing strategy with new products and services offerings in geographic areas that were previously unavailable to the segment. Management’s intent with this new business plan is to stop the decline of internet revenue by the end of 2019.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

Home Services Operations

The Company operates its home services operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the acquisition and management of HVAC and plumbing companies in Arizona. After gaining experience with HVAC acquisitions, management noted the complementary nature of plumbing providers and completed two acquisitions where a significant amount of their revenue originated from plumbing services. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, we, along with JNJ Investments, LLC, an unaffiliated third-party and former member of HVAC Value Fund, LLC, organized and launched this subsidiary on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. ENDI has a 100% voting interest in HVAC Value Fund. Although the operating agreement provided JNJ Investments with the opportunity to earn non voting profit interests, the Company does not believe JNJ Investments earned any non voting profit interests during the term of the operating agreement because HVAC Value Fund did not exceed the profit thresholds under the operating agreement necessary for JNJ Investments to earn non voting profit interests.

HVAC Value Fund closed on five acquisitions totaling $1,455,000 during the year ended December 31, 2016, and one acquisition during the year ended December 31, 2017, totaling $560,000. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and discussed further herein, the initial purpose of HVAC Value Fund was to acquire HVAC and plumbing businesses. Accordingly, all of our acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company. Our customer base consists of apartment communities, single family homes, condos, and property management companies, with a small portion of our work falling into the commercial category.

The Company does not currently anticipate making additional home services acquisitions because results to date in the segment have not met management’s expectations, and the home services industry is not a core competency of the Company. Management believes allocating capital to higher potential segments that are a core competency of the Company, such as Asset Management Operations, is a better capital allocation strategy.

Other Operations

EDI Real Estate Operations

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of December 31, 2018, we owned nine residential properties and interests in several undeveloped lots. This compares to December 31, 2017, when we owned ten residential properties, one commercial property, and interests in several undeveloped lots. In 2008, the Company had implemented a program to redirect cash generated from the internet operations into the purchase and renovation of real estate. This program was terminated with the change in management on December 14, 2015. As of December 14, 2015, several real estate agents and investors were engaged to determine the marketability of our properties. Repair work ceased until a more thorough review for each property could be completed to determine the most profitable course forward. Prior to year-end 2015, a list of properties was assigned to a real estate agent. Additionally, during 2016 and 2017, we entered into negotiations with several investors to sell various properties. Many of these properties were held for resale by prior management, but prior marketing activity was poor. As of December 31, 2018, nearly all of these properties have been successfully sold.

Through EDI Real Estate, we own nine rental properties managed by a third-party property management company. As of December 31, 2018, we had six properties available for rent, with five properties being occupied. The unoccupied unit is in the process of being turned over for new tenants. Three additional properties are undergoing renovations with the intention to have them ready for rent during 2019. The leases in effect as of the year ended December 31, 2018, are based on either annual or multi-year time periods and include month-to-month provisions after the completion of the initial term. The property management company has introduced updated and renewed leases for existing rental properties.

State and municipal laws and regulations govern the real estate industry and do not vary significantly from one community to another. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern rental properties and also do not vary significantly throughout our real estate holding areas.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, oversight of the subsidiaries, and other items that affect the overall Company. ENDI may also invest in marketable securities or enter into investment partnerships through the corporate segment..

Employees

As of March 28, 2018, we employed seven full-time individuals through the asset management, real estate, internet, and other segments, and 12 full-time employees and one part-time employee through the home services segment. We also utilize outside contractors as necessary to assist with financial reporting, technical support, and customer service. Our employees are not unionized, and we consider relations with employees to be favorable.

Available Information

Enterprise Diversified, Inc. files annual, quarterly, and current reports and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company also makes available free of charge on or through the Company’s website, http://www.enterprisediversified.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 1A.	RISK FACTORS

This item is not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company operates its Real Estate, Internet, and Other Operations remotely–that is, without dedicated office space. The principal office for our Asset Management Operations is office space leased by the Company located in New York, New York. The principal office of our Home Services Operations is a mix of office and industrial warehouse space leased by HVAC Value Fund, LLC located in Scottsdale, Arizona. The home services segment no longer operates in Tucson, Arizona, and is actively looking to sub lease that property.

As of December 31, 2018, through Mt Melrose, LLC, the Company owns various real estate properties, commercial properties and interests in several undeveloped lots. Subsequent to December 31, 2018, five properties held for sale have been sold.

As of December 31, 2018, through EDI Real Estate, LLC, the Company owns various real estate properties including nine residential properties and interests in several undeveloped lots.

ITEM 3.	LEGAL PROCEEDINGS

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, the Company filed a civil action complaint against Frank Erhartic, Jr. (the “Former Erhartic CEO”), the Company’s former CEO and director (prior to December 14, 2015) and currently an owner of record or beneficially of more than five percent of the Company’s Common Stock, alleging, among other things, that the Former Erhartic CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related-party transactions, including causing the Company to borrow certain amounts from the Former Erhartic CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former Erhartic CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former Erhartic CEO, causing the Company to pay certain amounts to the Former Erhartic CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former Erhartic CEO, causing the Company to pay rent on its corporate headquarters owned by the Former Erhartic CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former Erhartic CEO, converting to the Former Erhartic CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former Erhartic CEO, causing the Company to pay personal credit card debt of the Former Erhartic CEO, causing the Company to significantly overpay the Former Erhartic CEO’s health and dental insurance for the benefit of the Former Erhartic CEO, and causing the Company to pay the Former Erhartic CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Enterprise Diversified’s Common Stock is listed on the OTC QB Markets (“OTCQB”) under the symbol “SYTE.”

Record Holders

As of March 28, 2019, we had approximately 126 shareholders of record. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Equity Compensation Plans

We do not have any plans under which options, warrants, or other rights to subscribe for or acquire shares of our common stock may be granted and there are no outstanding options, warrants, or other rights to subscribe for or acquire shares of our common stock.

Dividends

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s accompanying consolidated financial statements and accompanying notes for the year ended December 31, 2018. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Summary of Financial Performance

Common stockholders’ equity increased from $15,890,655 at December 31, 2017, to $15,915,651 at December 31, 2018. The change was mostly attributable to $4,065,835 of additional common stock issued in association with our two closings of acquisitions under the Master Real Estate Asset Purchase Agreement with Old Mt. Melrose. This change was also partially attributable to $637,604 of comprehensive income in the internet segment and was partially offset by $1,019,900 of comprehensive loss in the asset management segment, $2,008,768 of comprehensive loss in the real estate segment, $915,163 of comprehensive loss in the home services segment, and $914,895 of comprehensive loss in other segments.

Variable Interests

As of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose was a “variable interest entity” because Moore’s equity interests in Old Mt. Melrose were not effective in determining whether Moore or New Mt Melrose has a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement were deemed to be variable interests in Old Mt. Melrose. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been allocated accordingly on the unaudited condensed consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018.

As of November 1, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement noted above, New Mt Melrose is no longer the primary beneficiary of Old Mt. Melrose. Additionally, as of November 1, 2018, New Mt Melrose no longer has a controlling financial interest in Old Mt. Melrose. Consequently, as of November 1, 2018, the Company no longer consolidates the fair values of the assets and liabilities of Old Mt. Melrose and the balance of noncontrolling interest as of December 31, 2018, is appropriately reflected as zero on the accompanying consolidated statements of stockholders’ equity.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and equity and should be read together with our accompanying condensed consolidated financial statements, including the accompanying notes to the financial statements. The table below provides a balance sheet summary for the periods presented and is designed to provide an overview of the balance sheet changes from quarter to quarter.

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
ASSETS
Cash and equivalents	$459,680	$284,593	$280,958	$1,446,571	$3,297,059
Accounts receivables, net	195,048	431,970	439,904	324,507	396,880
Investments, at fair value	8,915,238	10,519,544	10,200,149	10,297,532	10,008,902
Real estate, total	11,811,789	11,619,448	11,185,601	9,254,731	815,491
Goodwill and other assets	3,137,697	6,354,881	6,099,339	5,581,801	2,798,471
Total assets	$24,519,452	$29,210,436	$28,205,951	$26,905,142	$17,316,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$240,703	$444,090	$454,221	$329,481	$262,065
Accrued expenses	418,196	221,893	213,286	307,675	330,073
Deferred revenue	213,647	213,383	227,476	261,017	269,134
Notes payable and other liabilities	7,731,255	8,773,111	7,954,270	6,799,620	564,876
Total liabilities	8,603,801	9,652,477	8,849,253	7,697,793	1,426,148
Total stockholders’ equity	15,915,651	19,557,959	19,356,698	19,207,349	15,890,655
Total liabilities and stockholders’ equity	$24,519,452	$29,210,436	$28,205,951	$26,905,142	$17,316,803

Financial Condition, Liquidity, and Capital Resources

ENDI carries out its business strategy in five operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the flexibility to make reinvestments as opportunities present themselves. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these five segments or the Company’s historical operations.

Cash and equivalents totaled $459,680 at year-end December 31, 2018, compared to $3,297,059 at year-end December 31, 2017. This decrease in cash and equivalents is the result of our investment in Mt Melrose, LLC. Real estate held for investment increased to $9,492,877 at year-end December 31, 2018, compared to $616,374 at year-end December 31, 2017, and real estate held for sale increased to $2,318,912 at year-end December 31, 2018, compared to $199,117 at year-end December 31, 2017. Property and equipment also increased to $1,290,345 at year-end December 31, 2018, from $331,299 at year-end December 31, 2017. Total notes payable increased to $7,865,878 from $564,876 during the same time period. The increases in these accounts are also due to the acquisition of Mt. Melrose, LLC properties.

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

The aging of accounts receivable as of December 31, 2018, and December 31, 2017, is as shown:

	December 31, 2018	December 31, 2017
Current	$131,508	$225,114
30 – 60 days	26,667	59,425
60 + days	36,873	112,341
Total	$195,048	$396,880

We have no material capital expenditure requirements.

Home services typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. Of the six acquisitions made by HVAC Value Fund during 2016 and 2017, five resulted in notes payable to the seller. As of December 31, 2018, all of these notes have been paid in full. As of December 31, 2018, one line of credit remains open through the home services segment. This line of credit is held with Steven L. Kiel, an ENDI director. Additional debt held through the home services segment includes loans and leases for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans require monthly payments through May 2023 and hold annual interest rates of 5.99%.

During last year’s quarter ended September 30, 2017, EDI Real Estate, LLC issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. Additionally, during the quarter ended September 30, 2018, EDI Real Estate, LLC issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years.

Under the Cash Flow Agreement described under Note 3 to the Accompanying Consolidated Financial Statements for the year ended December 31, 2018, the Company’s wholly owned subsidiary, Mt Melrose, LLC, assumed responsibility for Old Mt. Melrose’s (as defined in Note 3) monthly payments of interest and/or principal under the outstanding debt secured by the real properties acquired under the above-described Master Real Estate Asset Purchase Agreement, among other operating expenses. These notes begin to mature as early as March 2019, with the last note extending until January 2042. Some of these loans are interest only while others accrue interest that is due in full with a final balloon payment. The debt secured by the real properties has varying annual interest rates from 4.375% to 13%. Additionally, the interest rates on $2,995,266 of the debt secured by the real properties are subject to change not more than once each year or once each five year period (based on the individual debt agreement) based on an index rate plus a margin ranging from 0.25 to 3.25 percentage points. For annually adjusted interest rates, the index rate is calculated as the highest or the lenders' Prime Rate as published in the Wall Street Journal. For rates adjusted each five year period, the index rate is calculated as the average yield of the five year U.S. Treasury Securities adjusted to a constant maturity as published in the Federal Reserve Statistical Release. As of the year ended December 31, 2018, a total of $6,884,990 of debt is secured by real properties through Mt Melrose.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018, between Mt Melrose, LLC and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018. Accordingly, neither the Company nor Mt Melrose, LLC have any further rights or obligations under the Cash Flow Agreement. However, termination of the Cash Flow Agreement does not affect Mt Melrose, LLC’s obligations with respect to debt secured by the real properties it has already acquired, where such debt was assumed at the time of acquisition.

The remaining notes payable as of December 31, 2018, consisted of the following:

	Annual Interest Rates	Average Term	2018	2017
Interest-bearing amounts due on traditional mortgages on real estate held for investment through Mt Melrose, LLC	4.38% - 5.75%	14 years	$4,505,139	$—
Interest-bearing amounts due on hard money loans on real estate held for investment through Mt Melrose, LLC	10.00% - 13.00%	2 years	2,379,851	—
Interest-bearing amounts due on promissory notes through Mt Melrose, LLC	10.00%	1 year	131,279	—
Non-interest-bearing amount due on promissory notes through Mt Melrose, LLC	0.00%	1 year	118,270	—
Non-interest-bearing amount due on promissory note through HVAC Value Fund, LLC	0.00%	1 year	100,000	—
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	0.00% - 4.90%	5 years	55,797	116,987
Vehicle loans through HVAC Value Fund, LLC	5.99%	5 years	53,638	—
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	384,304	—
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	137,600	137,600
Interest-bearing amount due on acquisition through HVAC Value Fund, LLC	7.00%	1 year	—	25,000
Non-interest-bearing amount due on acquisition through HVAC Value Fund, LLC	0.00%	1 year	—	64,804
Interest-bearing amount due on line of credits through HVAC Value Fund, LLC	5.75%	Revolving	—	220,485
Less accrued interest			(134,623)	—
Less current portion			(1,296,286)	(370,802)
Long-term portion			$6,434,969	$194,074

To further summarize, the remaining notes payable amounts held as of December 31, 2018 were subject to the below interest rates:

0.00%	$238,554
4.00% - 4.99%	2,009,633
5.00% - 5.99%	2,968,962
6.00% - 6.99%	137,600
10.00% - 13.00%	2,511,129
Total	$7,865,878

The timing of future payments of notes payable are as follows:

2019	$1,296,286
2020	1,536,726
2021	171,021
2022	317,937
2023 and thereafter	4,543,908
Total	$7,865,878

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2018, nor at any time from January 1, 2018, through December 31, 2018.

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

The Company, through Willow Oak, agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction. Under the terms of the amendment to the Alluvial Side Letter Agreement, to the extent that funds withdrawn by Willow Oak are replaced coincidentally by funds from a third-party, Willow Oak is no longer subject to the former “lockup” restrictions, which formerly conditioned any withdrawals upon Willow Oak having a $50,000,000 capital account balance. Arquitos Capital Partners, LP, which is managed by our director Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial, to replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

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

As set forth in our Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the purchase agreement. This first tranche of real properties was acquired for total consideration of $3,956,389, which was payable as follows:

●	by payment of $500,000 to Old Mt. Melrose in cash;

●	by New Mt Melrose’s assumption of $1,798,713 of outstanding indebtedness secured by the acquired real properties; and

●	the balance by issuance to Old Mt. Melrose of 120,602 shares of the Company’s common stock.

As further set forth in our Form 8-K filed on July 12, 2018, on June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the purchase agreement. This second tranche of real properties was acquired for total consideration of $5,174,722, which was payable as follows:

●	by New Mt Melrose’s assumption of $2,767,158 of outstanding indebtedness secured by the acquired real properties; and

●	the balance by issuance to Old Mt. Melrose of 148,158 shares of the Company’s common stock.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed purchase agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the purchase agreement.

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

Based on the number of properties then outstanding for purchase under the purchase agreement at September 30, 2018, New Mt Melrose was obligated under the Cash Flow Agreement as of September 30, 2018, for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $10,568 per month, (ii) insurance of $1,073 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $7,461 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate. However, as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018, between New Mt Melrose and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations under the Cash Flow Agreement.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of December 31, 2018, other than those previously mentioned related to the asset management segment, home services, and real estate segments. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through May 2021, and for leased office space for Willow Oak Asset Management, LLC, which extends through September 30, 2020.

Results of Operations

Asset Management Operations

The Company operates its asset management business through a wholly owned subsidiary, Willow Oak Asset Management, LLC. This subsidiary was formed on October 10, 2016. As of December 31, 2016, this subsidiary did not have material operations. Effective January 1, 2017, Willow Oak Asset Management made its first investment and was subsequently allocated all related expenses. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two new partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched.

As of the year ended December 31, 2018, Willow Oak holds a direct investment in the Alluvial Fund, LP. In accordance with GAAP, for financial reporting purposes, these investment gains and losses are reported as revenue on the accompanying consolidated statements of income. This treatment can result in reporting negative revenue numbers. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services. During the year ended December 31, 2018, the asset management segment produced negative $775,249 of revenue. Cost of revenue was $0 and operating expenses totaled $286,283. Other income attributable to the asset management segment totaled $41,632. Other income was primarily attributable to a sub lease arrangement for shared office space in New York City. The comprehensive loss for the year ended December 31, 2018, totaled $1,019,900. This compares to the year ended December 31, 2017, when the segment produced $2,271,747 of revenue, cost of revenue was $0, operating expenses totaled $118,701, other income totaled $11,075, and comprehensive income totaled $2,164,121. The decrease in revenue is due to market volatility and the application of specific GAAP revenue recognition rules as noted above. The increase in operating expenses is due to additional marketing and salary expenses incurred as part of the Company’s efforts to build and expand this subsidiary.

As of the year ended December 31, 2018, the fair value of non current investments held through the asset management segment totaled $8,915,238. This compares to the fair value of non current investments held at December 31, 2017, which totaled $10,008,902. This decrease in investments is attributable to the Alluvial Fund withdrawal that occurred on January 1, 2018, as noted previously. Additionally, as of December 31, 2017, investments were held through both the asset management and corporate segments. Currently, the Alluvial Fund investment is held through the asset management segment, with additional investments being held through other company segments.

The tables below provide a condensed summary of income statement amounts over time. These figures are specific to the asset management segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$(775,249)	$2,271,747
Cost of revenue	—	-
Operating expenses	286,283	118,701
Other income (expense)	41,632	11,075
Comprehensive income (loss)	$(1,019,900)	$2,164,121

Quarterly	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$(1,297,293)	$330,112	$(92,773)	$284,705
Cost of revenue	—	—	—	—
Operating expenses	115,379	107,538	35,493	27,873
Other income (expense)	8,407	11,075	11,075	11,075
Comprehensive income (loss)	$(1,404,265)	$233,649	$(117,191)	$267,907

Real Estate Operations

Through New Mt Melrose, as of December 31, 2018, the Company owns a total of 159 units consisting of 97 units held for investment and 62 units held for sale. Units held for investment consist of single-family and multi-family residential rental units. Of the 97 units held for investment, 87 of the units are occupied or available to rent, and ten of the units are vacant units being prepared to market to tenants. The leases in effect as of the year ended December 31, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Units held for sale consist of single-family units, multi-family units, commercial properties, and undeveloped lots of land. As of December 31, 2018, New Mt Melrose holds 62 units as held for sale, ten of these units being undeveloped lots.

During the year ended December 31, 2018, the real estate segment generated rental revenue of $778,657. The cost of rental revenue totaled $450,859. Operating expenses for the year ended December 31, 2018, were $920,309. Other expenses totaled $1,416,257 and comprehensive loss for the year ended December 31, 2018, totaled $2,008,768. No comparable figures for 2017 exist.

As of December 31, 2018, Mt Melrose real estate held for investment was carried on the balance sheet at $8,890,431. Depreciation expense related to the real estate was $159,514, and accumulated depreciation totaled $159,514 for the year ended December 31, 2018. No comparable figures for 2017 exist.

During the year ended December 31, 2018, Mt Melrose purchased a total of 61 properties for a gross purchase price of $2,585,463. The majority of these purchases resulted in a note payable.

During the year ended December 31, 2018, we sold three residential properties consisting of five rental units for gross proceeds of $295,000 and net proceeds of $113,734. This compares to their carrying value of $237,273, which resulted in a gain of $57,727. As of December 31, 2018, real estate held for resale was carried on the balance sheet at $2,278,865. No comparable figures exist for 2017.

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to held for sale from held for investment as part of a portfolio redirection that will reduce high-interest debt. This amount is included in the other expenses amount for the year ended December 31, 2018.

The tables below provide a condensed summary of income statement amounts over time. These figures are specific to the real estate segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2018
Revenues	$778,657
Cost of revenue	450,859
Operating expenses	920,309
Other income (expense)	(1,416,257)
Comprehensive income (loss)	$(2,008,768)

Quarterly	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$186,073	$220,600	$197,466	$174,518
Cost of revenue	108,410	107,527	94,062	140,860
Operating expenses	158,235	275,414	282,547	204,113
Other income (expense)	(1,047,457)	(137,406)	(123,153)	(108,241)
Comprehensive income (loss)	$(1,128,029)	$(299,747)	$(302,296)	$(278,696)

Internet Operations

As of December 31, 2018, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2018, however, subsequent to December 31, 2018, management has begun working with outside consultants to establish a new business plan for the segment. The business plan is expected to include a formal marketing strategy with new products and services offerings in geographic areas that were previously unavailable to the segment. Management’s intent with this new business plan is to stop the decline of internet revenue by the end of 2019.

Revenue attributed to the internet segment during the year ended December 31, 2018, totaled $1,168,843 and cost of revenue totaled $325,234. Operating expenses for the segment totaled $241,654 for the year ended December 31, 2018, and other income totaled $35,649. Total comprehensive income for the internet segment was $637,604 for the year ended December 31, 2018. This compares to the year ended December 31, 2017, when revenue totaled $1,287,408, cost of revenues totaled $304,719, operating expenses were $274,478, other income was $74,202, and comprehensive income was $782,413. Other income for the segment is the result of the sale of various blocks of IP addresses.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

As of December 31, 2018, we have a total of 8,058 customer accounts across the U.S. and Canada. This compares to the year ended December 31, 2017, when we had a total of 8,802 customer accounts. As of December 31, 2018, approximately 65% of our revenue is driven through internet access services, with the remaining 35% being earned though web hosting and other storage services.

Approximately 91% of our customer accounts are U.S. based, while 9% are Canada based. Revenue generated by our U.S. customers totaled $1,101,999 and revenue generated by our Canadian customers totaled $66,844 during the year ended December 31, 2018. This compares to revenue generated by our U.S. customers of $1,205,281 and revenue generated by our Canadian customers of $82,127 during the year ended December 31, 2017.

We closed our Canada office on February 29, 2016, and as of the quarter ended September 30, 2018, we service all of our Canadian customers remotely from the United States.

The tables below provide a condensed summary of income statement amounts over time. These figures are specific to the internet segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$1,168,843	$1,287,408
Cost of revenue	325,234	304,719
Operating expenses	241,654	274,478
Other income (expense)	35,649	74,202
Comprehensive income (loss)	$637,604	$782,413

Quarterly	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$281,208	$288,312	$297,587	$301,736
Cost of revenue	86,849	86,658	80,580	71,147
Operating expenses	50,128	58,475	63,273	69,778
Other income (expense)	2,751	479	2,623	29,796
Comprehensive income (loss)	$146,982	$143,658	$156,357	$190,607

Home Services Operations

During the year ended December 31, 2018, our home services operations generated revenue of $3,077,631, cost of revenue totaled $2,003,876, and operating expenses totaled $1,235,346. Other expenses for the year ended December 31, 2018, totaled $753,572. The comprehensive loss for our home services operations for the year ended December 31, 2018, totaled $915,163. This compares to the year ended December 31, 2017, when the segment generated revenue of $4,294,904, cost of revenue totaled $2,961,874, operating expenses totaled $1,415,209, other expenses were $24,522, and the comprehensive loss for the year was $106,701.

Included in other expenses for the year ended December 31, 2018, is a goodwill impairment expense of $754,958. The impairment is the result of lost revenues and a general under-performance of previously acquired HVAC and plumbing businesses.

The tables below provide a condensed summary of income statement amounts over time. These figures are specific to the home services segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$3,077,631	$4,294,904
Cost of revenue	2,003,876	2,961,874
Operating expenses	1,235,346	1,415,209
Other income (expense)	(753,572)	(24,522)
Comprehensive income (loss)	$(915,163)	$(106,701)

Quarterly	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$436,258	$995,867	$1,019,667	$625,839
Cost of revenue	272,126	608,767	634,308	488,675
Operating expenses	263,228	302,233	359,015	310,870
Other income (expense)	(753,560)	(1,613)	6,282	(4,681)
Comprehensive income (loss)	$(852,656)	$83,254	$32,626	$(178,387)

Other Operations

EDI Real Estate Operations

During the year ended December 31, 2018, EDI Real Estate generated rental revenue of $77,391, net of bad debt expense. The cost of rental revenue totaled $43,063 and operating expenses totaled $17,200. This compares to rental revenue of $101,992, net of bad debt expense, cost of rental revenue of $34,756, and operating expenses of $30,940 during the year ended December 31, 2017. The decrease in rental revenue is due to long-standing tenant turnover that occurred during the year. Higher-than-average repairs were required to turn these properties over to new tenants.

As of December 31, 2018, EDI real estate held for investment was carried on the balance sheet at $602,446. This compares to the year ended December 31, 2017, when EDI real estate held for investment was held at $616,374. Depreciation expense totaled $21,215 for the year ended December 31, 2018. Total accumulated depreciation as of December 31, 2018, totaled $107,576.

During the year ended December 31, 2018, we did not purchase any properties through EDI Real Estate. During the year ended December 31, 2018, we sold two residential properties and one commercial property for gross proceeds of $88,000. Net proceeds totaled $82,656. This compares to their carrying value of $95,033, which resulted in a loss of $7,033. This compares to the year ended December 31, 2017, when we sold nine residential properties for gross proceeds of $1,138,000, net proceeds totaled $821,217, the related carrying value was $1,105,914, and the gain was $32,086.

As of December 31, 2018, EDI real estate held for resale was carried on the balance sheet at $40,047. This compares to the year ended December 31, 2017, when EDI real estate held for resale was carried at $199,117. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998. For the previous year ended December 31, 2017, the Company had adjusted the carrying value of properties held downward by $101,694. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property, fluctuating market conditions, and write downs of previously capitalized improvements made by prior management.

Corporate Operations

In the year ended December 31, 2018, the corporate segment produced $18,264 of other income primarily related to interest earned on the Triad DIP loan, and corporate expenses totaled $858,327. This compares to other income produced of $61,350 and corporate expenses of $660,333 incurred during the year ended December 31, 2017. Expenses were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017, due to additional legal, accounting, and consulting expenses incurred in conjunction with the two Mt Melrose closings and related matters.

The tables below provide a condensed summary of income statement amounts over time. These figures are specific to other business segments, including EDI Real Estate, Corporate, and various other investments, and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$160,492	$1,239,992
Cost of revenue	202,533	1,317,388
Operating expenses	875,527	691,273
Other income (expense)	2,673	70,751
Other comprehensive income (loss)	—	(36,289)
Comprehensive income (loss)	$(914,895)	$(734,207)

Quarterly	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$39,461	$20,934	$20,952	$79,145
Cost of revenue	45,802	31,800	49,568	75,363
Operating expenses	223,987	130,874	144,496	376,170
Other income (expense)	(4,418)	1,908	7,045	(1,862)
Comprehensive income (loss)	$(234,746)	$(139,832)	$(166,067)	$(374,250)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

The information required by this Item 8 may be found immediately after the signatures to this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2018. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2018, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Management’s Report on Internal Control over Financial Reporting

The management of Enterprise Diversified, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

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

As a result of our evaluations, we identified the following material weakness in our internal control over financial reporting as of December 31, 2018:

We have not properly designed internal controls over the application and preparation of our financial statements.  We have incorporated consultants, new hires, and review processes to alleviate some of the associated risks of segregation of duties and financial reporting matters; however, formal and consistent policies and procedures, as well as complete control documentation for all significant financial reporting areas have not been prepared or implemented.

Changes in Our Internal Controls

During the year ended December 31, 2018, the Company separated the Chief Executive Officer and Chief Financial Officer roles to allow for more specific focus on the Company’s operational and financial needs. Additionally, the Company hired a new Vice President and Chief of Staff to enhance management’s oversight and further segregate management roles and responsibilities. The Company also hired an additional accountant at the corporate level in order to add additional layers of internal review and provide segregation of accounting and financial reporting roles and responsibilities.

During the previous year ended December 31, 2017, the Company had hired an administrative assistant to assist with general accounting and record keeping functions. The addition of the administrative assistant adds an additional layer of review and provides backup functionality for a wide range of accounting functions.

ITEM 9B.	OTHER INFORMATION

Investment Company Act of 1940 Matters

As previously reported in our periodic reports beginning with our Form 10-Q for the quarter ended June 30, 2017, as of June 30, 2017, the Company’s “investment securities” (as defined in the Investment Company Act of 1940, “1940 Act”) exceeded 40% of the value of its total assets (exclusive of government securities and cash items). The Company is not primarily engaged, and does not presently propose to primarily engage, in the business of investing, reinvesting, or trading in securities. As has been previously reported, the Board of Directors of the Company elected to eliminate any uncertainty in regard to the Company’s status under the 1940 Act, and confirmed pursuant to Rule 3a-2 adopted under the 1940 Act that the Company had a bona fide intent to be engaged primarily, as soon as was reasonably possible and in any event by the end of the one-year period beginning June 30, 2017, in various lines of business not constituting investment securities, including, but not necessarily limited to, internet services, home services, and real estate. As has been previously reported, the Company developed an internal operational plan (the “Plan”) setting forth detailed and specific potential steps to use the Company’s capital and assets to grow certain operational lines of business. The Plan also encompassed the Company’s previously-reported acquisitions of a portfolio of residential and other income-producing real estate from Mt. Melrose, LLC (for further information about our real estate acquisitions, see Note 3 to the accompanying Accompanying Consolidated Financial Statements for the period ended December 31, 2018). As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our completion of a second acquisition of such real estate properties on June 29, 2018, resulted in investment securities falling below 40% of our total assets as of such time, prior to the end of the one-year “safe harbor period” noted in the 1940 Act. The Company’s investment securities continued not to exceed 40% of the value of its total assets as of December 31, 2018.

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

The Company submitted an Issuer Company Related Action Notification regarding the Reverse Stock Split to the Financial Industry Regulatory Authority (“FINRA”) on May 22, 2018. FINRA declared the Reverse Stock Split effective in the marketplace July 23, 2018, (the “FINRA Effective Date”). Accordingly, while the Certificate of Change became effective under Nevada state corporate law on June 1, 2018, the Reverse Stock Split did not become effective as to shareholders or the marketplace until the FINRA Effective Date.

Split Adjustment

On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid. Rather, any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split were rounded up to the next whole share of Common Stock. That is, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they were entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Ownership Unchanged

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

Capitalization

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

CUSIP Number and Trading Symbol

The Company’s CUSIP number changed on the FINRA Effective Date as a result of the Reverse Stock Split. The new CUSIP number is 293706 107. For the 20-business-day period immediately following the FINRA Effective Date, the Company’s trading symbol was “SYTED.” After such 20-day period, however, the Company’s trading symbol reverted to “SYTE.”

PART III

We expect to file with the SEC in April 2019 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders scheduled to be held on May 21, 2019.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management,” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers” and “Information as to Certain Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the section entitled “Proposal 4. Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements – Contained in Item 8:

(b)	Exhibits – The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit	Description

3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992) (a)

3.1(ii)	Amended Articles of Incorporation (July 29, 1998) (a)

3.1(iii)	Amended Articles of Incorporation (October 26, 1998) (a)

3.1(iv)	Amended Articles of Incorporation (July 14, 1999) (a)

3.1(v)	Amended Articles of Incorporation (July 28, 1999) (a)

3.1(vi)	Certificate of Amendment to the Articles of Incorporation (January 23, 2018) (f)

3.1(vii)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 (June 1, 2018) (l)

3.1(viii)	Certificate of Amendment to the Articles of Incorporation (June 1, 2018) (m)

3.2(i)	Bylaws of the Registrant (December 17, 1992) (a)

3.2(ii)	Amended Bylaws of the Registrant (January 28, 2015) (b)

10.1	Limited Partnership Agreement of Alluvial Fund, LP dated as of January 1, 2017, and entered into by Willow Oak Asset Management, LLC on December 27, 2016 (c)

10.2	Side Letter Agreement dated December 28, 2016, by and between Willow Oak Asset Management, LLC and Alluvial Capital Management, LLC (for itself and on behalf of Alluvial Fund, LP) (d) *

10.3	Form of Sitestar Corporation Private Placement Subscription Agreement (e)

10.4	Master Real Estate Asset Purchase Agreement by and between Sitestar Corporation and Mt. Melrose, LLC, dated December 10, 2017

10.5	Cash Flow Agreement by and between Mt Melrose, LLC, d.b.a. Mt Melrose II, LLC and Mt. Melrose, LLC, dated January 10, 2018

10.6	Form of Sitestar Corporation Private Placement Subscription Agreement (g)

10.7	Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC dated as of January 24, 2017 and entered into by Willow Oak Asset Management, LLC on January 24, 2017 (h)

10.8

Side Letter Agreement dated January 23, 2017 by and between Willow Oak Asset Management, LLC and Huckleberry Capital Management, LLC (for itself and on behalf of Huckleberry Real Estate Fund II, LLC) (i)

10.9	Employment Agreement dated January 25, 2017 by and between Sitestar Corporation and Tabitha Keatts (j)

10.10	Amendment to Alluvial Side Letter Agreement (December 15, 2017) (k)

10.11	Employment Agreement effective as of October 5, 2018 by and between the Registrant and G. Michael Bridge**

10.12	Employment Agreement effective as of October 5, 2018 by and between the Registrant and Alea A. Kleinhammer**

21	List of Subsidiaries **

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit	Description

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, and the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations For the Years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Cash Flows For the Years ended December 31, 2018 and 2017 (iv) Consolidated Statements of Stockholders’ Equity For the Years ended December 31, 2018 and 2017; (v) Notes to Consolidated Financial Statements

(a) Filed as an exhibit to the Registrant’s Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999, and incorporated herein by reference.

(b) Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2015, and incorporated herein by reference.

(c) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016, and incorporated herein by reference.

(d) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016, and incorporated herein by reference.

(e) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2016, and incorporated herein by reference.

(f) Filed as Exhibit 3.1 to Registrant’s Form 8-K Amendment No. 1 filed with the Securities and Exchange Commission on January 24, 2018, and incorporated herein by reference.

(g) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 6, 2017, and incorporated herein by reference.

(h) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2017, and incorporated herein by reference.

(i) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2017, and incorporated herein by reference.

(j) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2017, and incorporated herein by reference.

(k) Filed as Exhibit 10.13 to Registrant's Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 30, 2018, and incorporated herein by reference.

(l) Filed as Exhibit 3.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on June 7, 2018, and incorporated herein by reference.

(m) Filed as Exhibit 3.2 to Registrant's Form 8-K filed with the Securities and Exchange Commission on June 7, 2018, and incorporated herein by reference.

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

ENTERPRISE DIVERSIFIED, INC.

(REGISTRANT)

Date: April 1, 2019	By:	/s/Steven L. Kiel
Steven L. Kiel
Chairman of the Board

Date: April 1, 2019	By:	/s/G. Michael Bridge
G. Michael Bridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2019	By:	/s/Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2019	By:	/s/Steven L. Kiel
Steven L. Kiel
Chairman of the Board

Date: April 1, 2019	By:	/s/G. Michael Bridge
G. Michael Bridge
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2019	By:	/s/Jeremy K. Deal
Jeremy K. Deal
Director

Date: April 1, 2019	By:	/s/Christopher T. Payne
Christopher T. Payne
Director

Date: April 1, 2019	By:	/s/Keith D. Smith
Keith D. Smith
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enterprise Diversified, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enterprise Diversified, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes, (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Roanoke, Virginia

April 1, 2019

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$459,680	$3,297,059
Accounts receivable, net	195,048	396,880
Note receivable	—	226,000
Inventory	156,391	28,149
Other current assets	131,268	122,241
Total current assets	942,387	4,070,329
Real estate - held for investment, net	9,492,877	616,374
Real estate - held for resale	2,318,912	199,117
Property and equipment, net	1,290,345	331,299
Property and equipment - held for resale	73,212	—
Goodwill, net	1,237,036	1,991,994
Note receivable	169,406	—
Non current investments, at fair value	8,915,238	10,008,902
Other assets	80,039	98,788
Total non current assets	23,577,065	13,246,474
Total assets	$24,519,452	$17,316,803
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$240,703	$262,065
Accrued bonus	90,444	188,947
Accrued expenses	193,129	141,126
Accrued interest	134,623	—
Deferred revenue	213,647	269,134
Notes payable, current	1,161,663	370,802
Total current liabilities	2,034,209	1,232,074
Notes payable	6,569,592	194,074
Total long-term liabilities	6,569,592	194,074
Total liabilities	8,603,801	1,426,148
Stockholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 and 2,400,000 shares authorized; 2,625,282 and 2,356,246 shares issued; 2,544,776 and 2,262,672 shares outstanding	328,160	294,527
Additional paid-in-capital	27,718,308	23,538,493
Treasury stock, at cost, 80,506 and 93,574 common shares	(511,901)	(544,571)
Accumulated other comprehensive income	3,054	3,054
Accumulated deficit	(11,621,970)	(7,400,848)
Total stockholders' equity	15,915,651	15,890,655
Total liabilities and stockholders' equity	$24,519,452	$17,316,803

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2018	December 31, 2017
Revenues - asset management	$(775,249)	$2,271,747
Revenues - real estate	778,657	—
Revenues - internet operations	1,168,843	1,287,408
Revenues - home services	3,077,631	4,294,904
Revenues - other	160,492	1,239,992
Total revenues	4,410,374	9,094,051
Cost of revenues - asset management	—	—
Cost of revenues - real estate	450,859	—
Cost of revenues - internet operations	325,234	304,719
Cost of revenues - home services	2,003,876	2,961,874
Cost of revenues - other	202,533	1,317,388
Total cost of revenues	2,982,502	4,583,981
Gross profit (loss) - asset management	(775,249)	2,271,747
Gross profit (loss) - real estate	327,798	—
Gross profit - internet operations	843,609	982,689
Gross profit - home services	1,073,755	1,333,030
Gross profit (loss) - other	(42,041)	(77,396)
Total gross profit	1,427,872	4,510,070
Selling, general and administrative expenses	3,559,119	2,499,661
Total operating expenses	3,559,119	2,499,661
Income (loss) from operations	(2,131,247)	2,010,409
Impairment expense	1,719,701	—
Interest expense	552,206	20,572
Other income (loss), net	182,032	152,078
Total other income (loss)	(2,089,875)	131,506
Income (loss) before income taxes	(4,221,122)	2,141,915
Income tax benefit (expense)	—	—
Net income (loss)	(4,221,122)	2,141,915
Less: net income (loss) attributable to the noncontrolling interest	(380,437)	—
Net income (loss) attributable to Enterprise Diversified, Inc. stockholders	$(3,840,685)	$2,141,915
Earnings (loss) per share, basic	(1.56)	0.97
Earnings (loss) per share, diluted	(1.56)	0.97
Weighted average number of shares, basic	2,461,428	2,199,823
Weighted average number of shares, diluted	2,461,428	2,199,823

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2018	December 31, 2017
Net income (loss)	$(4,221,122)	$2,141,915
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—
Change in unrealized gains (loss) related to available-for-sale securities:
Change in fair value of available-for-sale securities	—	(97,639)
Adjustment for net (gains)/losses realized and included in net income	—	61,350
Total unrealized losses on available-for-sale securities	—	(36,289)
Other comprehensive income (loss), net of tax:	—	(36,289)
Comprehensive income (loss)	(4,221,122)	2,105,626
Less: comprehensive loss attributable to the noncontrolling interest	(380,437)	—
Comprehensive income (loss) attributable to Enterprise Diversified, Inc. stockholders	$(3,840,685)	$2,105,626

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other			Total
	Common		Paid In	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2016	1,521,872	$204,152	$19,096,858	$(637,561)	$39,343	$(9,542,763)	$—	$9,160,029
Opening balance adjustment	800	—	—	—	—	—	—	—
Balance December 31, 2016 (restated)	1,522,672	204,152	19,096,858	(637,561)	39,343	(9,542,763)	—	9,160,029
Net income	—	—	—	—	—	2,141,915	—	2,141,915
Contributed capital	740,000	92,500	4,532,500	—	—	—	—	4,625,000
Unrealized gain on investments	—	—	—	—	(36,289)	—	—	(36,289)
Adjustment for share cancellation	—	(2,125)	(90,865)	92,990	—	—	—	—
Balance December 31, 2017	2,262,672	294,527	23,538,493	(544,571)	3,054	(7,400,848)	—	15,890,655
Net (loss) income	—	—	—	—	—	(3,840,685)	(380,437)	(4,221,122)
Contributed capital	268,760	33,595	4,032,240	—	—	—	—	4,065,835
Initial accounting of VIE	—	—	—	—	—	—	4,047,623	4,047,623
Net equity distribution for asset acquisition	—	—	—	—	—	—	(3,878,025)	(3,878,025)
Effects of deconsolidation with noncontrolling interest	—	—	—	—	—	(380,437)	210,839	(169,598)
Sale of treasury stock	13,068	—	147,613	32,670	—	—	—	180,283
Adjustment for rounding of reverse stock split	276	38	(38)	—	—	—	—	—
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$—	$15,915,651

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows (used in) from operating activities:
Net (loss) income	$(4,221,122)	$2,141,915
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	348,304	111,870
Gain on sale of investments	—	(61,350)
Loss (gain) on non current investments	834,014	(2,258,902)
Bad debt expense	75,575	28,986
Real estate valuation adjustment	1,028,781	101,694
Write-off of deconsolidated assets and liabilities	275,740	—
Goodwill impairment	754,958	—
Collection of operating notes receivable	226,000	—
(Gain) loss on sale of real estate	(50,694)	42,939
Loss on disposal of property and equipment	16,941	8,110
(Increase) decrease in:
Accounts receivable, net	126,257	(213,115)
Inventory	(128,242)	—
Other current assets	(9,027)	(95,529)
Other assets	29,163	—
Increase (decrease) in:
Accounts payable	(21,362)	184,147
Accrued expenses	(46,500)	206,686
Deferred revenue	(55,487)	54,236
Accrued mortgage interest	134,623	—
Net cash flows (used in) from operating activities	(682,078)	251,687
Cash flows used in investing activities:
Issuance of notes receivable	(169,406)	—
Proceeds from sale of marketable securities	281,250	624,561
Purchases of marketable securities	(21,600)	—
Net purchases and sales of real estate	(265,262)	821,307
Improvements to real estate held for investment	(1,707,080)	(124,494)
Proceeds from sale of domain names	—	200,000
Purchases of property and equipment	(1,003,131)	(18,452)
Proceeds from sale of property and equipment	7,573	—
Capitalized loan fees	(10,591)	(5,375)
Subsidiary acquisitions	(552,644)	(5,740,935)
Net cash flows used in investing activities	(3,440,891)	(4,243,388)
Cash flows from financing activities:
Principal payments on note payable	(770,439)	(370,847)
Proceeds from notes payable	1,875,746	427,237
Proceeds from issuance of common stock	180,283	4,625,000
Net cash flows from financing activities	1,285,590	4,681,390
Net (decrease) increase in cash	(2,837,379)	689,689
Cash and cash equivalents at beginning of the period	3,297,059	2,607,370
Cash and cash equivalents at end of the period	$459,680	$3,297,059

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2018 and 2017

	2018	2017
Non-cash and other supplemental information:
Assumption of debt in subsidiary acquisition	$4,565,277	$—
Asset acquisition equity activity	$4,065,835	$—
Cash paid for interest	$552,206	$20,572
Real estate held for investment and land acquired through debt obligations	$1,435,043	$—
Issuance of note receivable on sale of real estate held for sale	$—	$226,000
Transfer of real estate held for investment to real estate held for resale	$2,468,969	$—
Transfer of property, plant, and equipment held for use to held for sale	$73,212	$—
Transfer of real estate held for resale to real estate held for investment	$—	$244,310
Transfer of other current assets to investments	$—	$2,500,000
HVAC equipment acquired through debt obligations	$60,752	$172,990
HVAC acquisitions through notes payable	$—	$100,000
Adjustments of goodwill due to seller not meeting carryback obligations	$—	$29,504
Unrealized loss on marketable securities reported as other comprehensive income	$—	$(36,289)

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

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

The Company operates through five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate, legacy real estate, and investment activity that is not considered to be one of our primary lines of business. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

As of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose was a “variable interest entity” because Moore’s equity interests in Old Mt. Melrose were not effective in determining whether Moore or New Mt Melrose has a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement were deemed to be variable interests in Old Mt. Melrose. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been allocated accordingly on the unaudited condensed consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018.

As of November 1, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement noted above, New Mt Melrose is no longer the primary beneficiary of Old Mt. Melrose. Additionally, as of November 1, 2018, New Mt Melrose no longer has a controlling financial interest in Old Mt. Melrose. Consequently, as of November 1, 2018, the Company no longer consolidates the fair values of the assets and liabilities of Old Mt. Melrose and the balance of noncontrolling interest as of December 31, 2018, is appropriately reflected as zero on the accompanying consolidated statements of stockholders’ equity. See Note 3 for additional information.

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

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017. Under a side letter agreement between Willow Oak, Alluvial Fund, and the fund’s general partner, Willow Oak may not make a full withdrawal from its capital account prior to a date five years after the effective date of the side letter agreement. However, on January 1 2018, pursuant to an amendment to the side letter agreement dated December 15, 2017, the Company caused $3.0 million to be withdrawn from Alluvial Fund in order to partially fund the Company’s acquisition of real estate from Old Mt. Melrose (as defined below). Alluvial Fund focuses on investing in deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize.

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

On August 1, 2018, Willow Oak, through a newly organized, wholly owned Company subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Willow Oak Capital Management serves as the general partner of Select Fund. Select Fund focuses on investing in securities worldwide based upon “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company. Fund managers who have signed a fee share agreement with Willow Oak Capital Management and who have had their investment ideas selected by Select Fund’s investment manager for inclusion in the Select Fund portfolio share in a pool of, and receive allocations of, any performance fees Willow Oak Capital Management receives from limited partners in Select Fund (as determined after the end of each fiscal year of Select Fund), with such allocations being awarded to a fund manager in the form of equity interest in Select Fund (unless the parties mutually agree to a cash payment in lieu thereof), all in accordance with the terms and conditions of the respective fee share agreements. As of December 31, 2018, Willow Oak Capital Management has entered into fee share agreements with each of the following related-party funds or managers:

●

Steven L. Kiel, pursuant to a fee share agreement dated June 25, 2018. Under the fee share agreement, Mr. Kiel agreed to allocate all fee share allocations earned, if any, to the Company. Mr. Kiel is a director of the Company, and previously had served as the Company’s Chief Executive Officer and Chief Financial Officer until October 5, 2018.*

●	JDP Capital Management, LLC, pursuant to a fee share agreement dated June 15, 2018. The counterparty is affiliated with Jeremy Deal, who is a director of the Company.*

●	Coolidge Capital Management, LLC, pursuant to a fee share agreement dated June 25, 2018. The counterparty is affiliated with Keith Smith, who is a director of the Company.*

* These related-party transactions were considered and approved by the Audit Committee of the Board of Directors of the Company, acting unanimously, on May 19, 2018.

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our director Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit and liaison to third-party service providers. As considerations for the services, Arquitos will pay Willow Oak a fixed fee and a fee share.

Notes to Consolidated Financial Statements (Continued)

Real Estate Operations

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, March 2, 2018, March 28, 2018, and July 12, 2018, respectively, ENDI created a wholly owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), on January 10, 2018, which has acquired a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, formerly an ENDI director. As set forth in our Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky. As further set forth in our Form 8-K filed on July 12, 2018, on June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky. The Company accounted for the first and second purchases of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contained in ASU 2017-01 “Clarifying the Definition of a Business” (Topic 805). See Note 3 for more information.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement. A third-party property manager has been engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income. As of December 31, 2018, approximately $1.8 million of debt is secured by properties intended for sale. Upon completion of its right-sizing efforts, management expects New Mt Melrose to continue to own a sizable portfolio of income producing properties in Lexington, Kentucky.

Internet Operations

The Company operates its internet segment through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Home Services Operations

The Company operates its home services segment through HVAC Value Fund, LLC. HVAC Value Fund is focused on the management of HVAC and plumbing companies in Arizona. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third-party, organized and launched HVAC Value Fund, LLC on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. The Company has a 100% voting interest in HVAC Value Fund. Although the operating agreement provided JNJ Investments with the opportunity to earn non voting profit interests, the Company does not believe JNJ Investments earned any non voting profit interests during the term of the operating agreement because HVAC Value Fund did not exceed the profit thresholds under the operating agreement necessary for JNJ Investments to earn any non voting profit interests.

As of December 31, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all asset allocations made by management are final and all earn-outs have been paid in full as of December 31, 2018. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and further described above, the purpose of HVAC Value Fund is to operate HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund, and, in turn, the Company.

Notes to Consolidated Financial Statements (Continued)

Other Operations

Other operations include legacy real estate, investment activity, and other corporate activity that is not considered to be one of the Company’s primary lines of business. Below are the main business units that comprise other operations. Additional investment activity is included in the accompanying consolidated financial statements that is not specifically mentioned below.

EDI Real Estate Operations

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of December 31, 2018, through EDI Real Estate, LLC, ENDI owns a real estate investment portfolio that includes nine residential properties and vacant undeveloped land. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke and Lynchburg areas of Virginia. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as vacant properties being prepared for rent.

Huckleberry Real Estate Fund Investment

As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, the Company, through Willow Oak, also committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. The carrying value of this investment included in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, is $468,750 and $750,000, respectively. On May 14, 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly owned subsidiary of the Company. Under the operating agreement included in the Form 8-K, the fund’s managing member shall have sole discretion regarding the amounts and timing of any distributions to the members of the fund.

Triad DIP Investors Investment

On August 24, 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third-party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company originally contributed $100,000. Triad Guaranty, Inc. exited bankruptcy on April 27, 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 on May 18, 2018. The terms of the promissory note provide for interest in the amount of 10% annually, a repayment date no later than April 29, 2020, and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. Accordingly, on April 28, 2018, the Company was issued warrants to purchase 450,000 shares for $0.01 per share.

Corporate Operations

The corporate segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including: Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Mt Melrose, LLC (“New Mt Melrose”), HVAC Value Fund, LLC, Sitestar.net, Inc., and EDI Real Estate, LLC.

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

Notes to Consolidated Financial Statements (Continued)

On an ongoing basis, management evaluates its estimates and judgments, including those related to fair value of investments, revenue recognition, accrued expenses, financing operations, goodwill valuation, fixed asset lives and impairment, other assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. These accounting policies are described at relevant sections in the notes to the consolidated financial statements.

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

During the year ended December 31, 2017, the Company also held and made investments in marketable securities through its corporate operations. Marketable securities held were classified as available-for-sale based on management’s intent. The classification of the investments in the marketable securities was assessed upon purchase and reassessed at each reporting period. These investments were recorded at fair value and were classified as marketable securities in the accompanying consolidated balance sheets. Unrealized gains (losses) were categorized as Other Comprehensive Income. Realized gains (losses) on marketable securities were determined by specific identification. Interest was recognized on an accrual basis; dividends were recorded as earned on the ex-dividend date. No securities of these kind were held at December 31, 2018, as all such securities were sold prior to the year ended December 31, 2017.

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

Sales of internet services that are not automatically processed via credit card or bank account drafts have been the Company’s highest exposure to collection risk. The Company attempts to reduce this risk by including a late-payment fee and a manual-processing-payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

Sales of home services are typically paid via credit card or check upon completion of service. Sales that are not collected upon completion are generally to existing and repeat customers who have established a track record of timely payments. Generally, accounts receivable more than 60 days are considered past due.

Inventory

In accordance with GAAP, inventory is carried on the balance sheet at either the lower of purchased cost or current market value. Inventory is evaluated periodically for any obsolete or damaged stock.

Impairment of Long-Lived Assets

In accordance with GAAP, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Notes to Consolidated Financial Statements (Continued)

The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed are reported at the lower of carrying amount or fair value of the asset less cost to sell.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives from one to seven years for equipment and vehicles, 15 years for building improvements, and 27.5 to 39 years for buildings. Assets held through capital leases are amortized over the life of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might not be recoverable.

Impairment testing of goodwill is required at the reporting-unit level (operating segment or one level below operating segment). The impairment test involves calculating the impairment of goodwill based solely on the excess of the carrying value of the reporting unit over the fair value of the reporting unit. Prior to performing the impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment to determine whether a detailed quantitative analysis is required. The Company estimates the fair value of its reporting units using discounted expected future cash flows.

The Company performs an analysis of its goodwill as of December 31 annually, or whenever events or changes in circumstances indicate that the assigned values may no longer be appropriate. During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held through the home services segment. As noted above, various qualitative factors were considered before preparing a quantitative analysis. Qualitatively, a general under-performance of previously acquired HVAC and plumbing businesses triggered the quantitative analysis. As part of the quantitative analysis, management estimated the fair value of the business segment at the enterprise level using a discounted cash flow approach. The results were then tested for reasonableness using a market approach by analyzing comparable firms’ growth rates, margins, capital expenditures, and working capital requirements.

During the year ended December 31, 2017, a net impairment adjustment of $29,504 was recorded to goodwill held through the home services segment. This adjustment was the result of two previous sellers not meeting or exceeding the operational terms of carryback notes that were previously included as consideration for these acquisitions.

Other intangible assets consist of customer relationships, developed technology and software, trade names, and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. As of December 31, 2017, these intangible assets have been fully amortized. The remaining intangible assets consist of domain names attributed to the internet segment. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

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

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to held for sale from held for investment as part of a portfolio redirection. See Note 3 for more information. Recent tax assessments, valuations, and local real estate agents were used to value this portfolio of held-for-sale properties.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998.

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

Notes to Consolidated Financial Statements (Continued)

Accrued Bonus

Accrued bonuses represent performance-based incentives that have not yet been paid. The bonus structures are a pre-approved part of a formal employment agreement. These bonus amounts are paid annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not yet paid expenses from Sales and Use taxes for ISP services, vacation accruals, professional fees, and other payroll accruals.

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or home services to be performed. Revenue is recognized in the period service is provided.

Revenue Recognition

Asset Management and Other Investment Revenue

The Company earns revenue from investments through various fee share and consulting agreements, as well as through realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded and paid out monthly and are included in revenue on the accompanying consolidated statement of income. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying consolidated statement of operations. Consulting fees are billed out monthly after services have been performed. As non current investments do not qualify as available-for-sale securities, non current investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

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

Rental revenue from real estate held for investment is recognized when it is earned, generally on the first of each month or at another regular period agreed upon by the Company and the tenant. If payments are not provided in a timely manner, then the amount due is designated as an account receivable. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. Tenants generally provide a security deposit at the time of possession. This deposit is held separately from revenue and only applied to revenue when rental payment comparable to the security deposit amount is not provided in a timely manner and considered unlikely to be recovered. Otherwise, the security deposit is returned in a timely manner after the property is surrendered back to the Company. Management has concluded that the nature of the performance obligation is cyclical and predictable with a very low possibility for nonperformance. No contract assets or liabilities are recognized or incurred.

Revenue from real estate held for resale is recognized upon closing of the sale (transfer of control), as all conditions for full revenue recognition have been met at that time. All costs associated with the property sold are removed from the consolidated balance sheets and charged to cost of revenue at that time.

Notes to Consolidated Financial Statements (Continued)

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

Home Services Revenue

The Company performs HVAC and plumbing service repairs and installs HVAC units for its customers through its home services segment. Revenue is recognized upon completion of the installation or service call. Sales are adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveys with the installation of a new unit. There is also a two-year assurance warranty on newly installed parts and equipment that is honored by the manufacturer. If an installation is performed over multiple days, it is accounted for using work-in-process (WIP) accounting in accordance with GAAP. Contract progress is measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts are typically completed within one month’s time. A small portion of revenue is from the sale of annual service agreements. Revenue attributable to these agreements is appropriately recognized over the life of the agreement.

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

Income Taxes

Income taxes are accounted for under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ending December 31, 2018, December 31, 2017, and December 31, 2016, are open to potential IRS examination.

Income Per Share

The basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive securities.

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

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs and requires new disclosures. Early adoption is not permitted. The Company adopted this standard in the first quarter of 2018. The adoption of this standard did not result in a significant impact to revenue recognition.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740). The ASU simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in any classified balance sheet rather than being separated into current and non current amounts. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard in the first quarter of 2018. The application of the standard has not significantly impacted the Company.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Although the ASU retains many of the current requirements for financial instruments, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted under certain criteria. The Company adopted this standard in the first quarter of 2018. The application of the standard has not significantly impacted the Company.

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

In January 2017, the FASB issued ASU No. 2017-04 “Simplifying the Test for Goodwill Impairment” (Topic 350). The guidance eliminates the requirement to calculate “implied fair value of goodwill” (previously Step 2) from the goodwill impairment analysis. Companies are required to calculate the impairment of their goodwill based solely on the excess of the carrying value of the reporting unit over its fair value (previously Step 1). Companies are still allowed to perform an initial qualitative assessment for a reporting unit to determine if the quantitative assessment is necessary. This guidance is required to be adopted in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this new guidance for its 2017 and 2018 goodwill impairment analysis.

Notes to Consolidated Financial Statements (Continued)

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

Pursuant to the Purchase Agreement, the Company, through a wholly owned limited liability company subsidiary Mt Melrose, LLC (“New Mt Melrose”), agreed to acquire, in a series of closings, substantially all of the business assets of Old Mt. Melrose. The assets primarily consisted of 145 residential properties owned by Old Mt. Melrose and an undetermined number of additional residential properties under contract for purchase by Old Mt. Melrose, along with Old Mt. Melrose’s rights and ongoing obligations, as lessor/landlord, under all leases covering such real properties. Pursuant to the Purchase Agreement, the Company, through New Mt Melrose, agreed to assume, as of each closing, any outstanding indebtedness secured by the real properties then being conveyed at such closing.

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

Land	$800,328
Buildings	3,201,311
Total Value	$4,001,639

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

Land	$1,036,423
Buildings	4,145,692
Total Value	$5,182,115

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

Notes to Consolidated Financial Statements (Continued)

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Purchase Agreement. A third-party property manager has been engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income. As of December 31, 2018, approximately $1.8 million of debt is secured by properties intended for sale. Upon completion of its right-sizing efforts, management expects New Mt Melrose to continue to own a sizable portfolio of income producing properties in Lexington, Kentucky.

In addition, as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018, between New Mt Melrose and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations under the Cash Flow Agreement. As also previously reported in such Current Report on Form 8-K, pursuant to that certain Termination of Employment Agreement entered into effective November 1, 2018, between Moore and New Mt Melrose, the parties mutually agreed to terminate the above-discussed employment agreement of Moore as of November 1, 2018. Accordingly, Moore’s employment by and with New Mt Melrose was terminated, and Moore was removed as an officer of New Mt Melrose, all effective as of November 1, 2018.

Variable Interests

As of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose was a “variable interest entity” because Moore’s equity interests in Old Mt. Melrose were not effective in determining whether Moore or New Mt Melrose has a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement were deemed to be variable interests in Old Mt. Melrose. At those times, the Company had determined that New Mt Melrose was the primary beneficiary of Old Mt. Melrose since substantially all of Old Mt. Melrose’s activities had been conducted on behalf of New Mt Melrose and because New Mt Melrose may have been required to provide financial support to Old Mt. Melrose under the Cash Flow Agreement. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been allocated accordingly on the unaudited condensed consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018. As noted on the unaudited condensed consolidated statements of stockholders’ equity during those quarters, the ending noncontrolling interest allocated to the variable interest entity represented the remaining equity held by Old Mt. Melrose for properties that had not yet been acquired under the Purchase Agreement. The ending noncontrolling interest amount also included any income or loss generated by the remaining properties that were to be acquired under the Purchase Agreement for the period then ended.

As of November 1, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement noted above, New Mt Melrose is no longer the primary beneficiary of Old Mt. Melrose. Additionally, as of November 1, 2018, New Mt Melrose no longer has a controlling financial interest in Old Mt. Melrose. Consequently, as of November 1, 2018, the Company no longer consolidates the fair values of the assets and liabilities of Old Mt. Melrose and the balance of noncontrolling interest as of December 31, 2018, is appropriately reflected as zero on the accompanying consolidated statements of stockholders’ equity.

NOTE 4. INVESTMENTS

Certain assets held through Willow Oak Asset Management, LLC, Enterprise Diversified, Inc., or EDI Real Estate, LLC do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investment in Alluvial Fund, LP is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy in accordance with FASB ASC 820-10. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. Due to the nature of the Huckleberry Real Estate Fund II, LLC investment, the investment is measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for this investment are not readily observable, this investment is valued using Level 3 inputs. The following non current investments are remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
December 31, 2018
Alluvial Fund, LP	$7,023,676	$—	$1,422,812	$8,446,488
Huckleberry Real Estate Fund II, LLC	468,750	—	—	468,750
Total	$7,492,426	$—	$1,422,812	$8,915,238

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
December 31, 2017
Alluvial Fund, LP	$7,000,000	$2,077	$2,256,825	$9,258,902
Huckleberry Real Estate Fund II, LLC	750,000	—	—	750,000
Total	$7,750,000	$2,077	$2,256,825	$10,008,902

During the year ended December 31, 2018, the Company recognized $885 of realized losses. These realized losses are the result of reinvested management fee shares earned through various fee share agreements. This compares to the year ended December 31, 2017, when the Company recognized $61,350 of realized gains.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its marketable securities at fair value at the end of each reporting period. See description of these investments in Note 4 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2018
Huckleberry Real Estate Fund II, LLC	$—	$—	$468,750	$—	$468,750
Alluvial Fund, LP	—	—	—	8,446,488	8,446,488
Total investments	$—	$—	$468,750	$8,446,488	$8,915,238

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2017
Huckleberry Real Estate Fund II, LLC	—	—	750,000	—	750,000
Alluvial Fund, LP	—	—	—	9,258,902	9,258,902
Total investments	$—	$—	$750,000	$9,258,902	$10,008,902

(a)

In accordance with Subtopic 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held in the home services segment. As described further in Note 1, this adjustment was the result of a general under-performance of previously acquired HVAC and plumbing businesses. During the year ended December 31, 2017, a net impairment adjustment of $29,504 was recorded to goodwill held in the home services segment. This adjustment was the result of previous sellers not meeting or exceeding the revenue targets of carryback notes that were previously included as consideration for the acquisition.

Notes to Consolidated Financial Statements (Continued)

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to held for sale from held for investment as part of a portfolio redirection that will reduce high-interest debt. See Note 3 for more information.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998. For the year ended December 31, 2017, the Company impaired the carrying value of properties held downward by $101,694. These adjustments were the result of repair and improvement expenses exceeding the current market value of the property, fluctuating market conditions, and write downs of previously capitalized improvements made by prior management.

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

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2018, and December 31, 2017, consisted of the following:

	2018	2017
Automobile	$294,029	$264,778
Building	836,827	—
Computers and equipment	172,068	162,401
Furniture and fixtures	102,337	25,206
Land	145,000	—
	1,550,261	452,385
Less accumulated depreciation	(259,916)	(121,086)
Property and equipment, net	$1,290,345	$331,299

Depreciation expense was $135,397 for the year ended December 31, 2018, and $89,516 for the year ended December 31, 2017. Increased buildings, vehicles, computers, and equipment are the result of the Mt Melrose, LLC real estate acquisitions that occurred on January 10, 2018, and June 29, 2018.

The building held through Mt Melrose, LLC is a multi purpose warehouse space located in Lexington, Kentucky. As of the year ended December 31, 2018, the cost basis of the warehouse and land it sits on was $981,827. In the quarterly period ended December 31, 2018, our management concluded it would adopt an outsourced property management model for New Mt Melrose. Management, therefore, determined that the warehouse was no longer needed for operations, and should be divested. It is currently held for sale.

As the Company continues to right-size New Mt Melrose operations, as of December 31, 2018, management has identified $73,212 of property and equipment that is currently held for sale.  No comparable figures exist for 2017.

NOTE 7. REAL ESTATE

Mt Melrose, LLC

As of December 31, 2018, Mt Melrose, LLC held 97 rental units as held for investment and 62 units as held for resale. As of the year ended December 31, 2018, of the 97 units held for investment, 87 of the units were occupied or available to rent, and ten of the units are vacant units being prepared to market to tenants. For the year ended December 31, 2018, depreciation expense on the Mt Melrose portfolio of properties was $159,514 and accumulated depreciation totaled $159,514. As of December 31, 2018, these Mt Melrose, LLC properties held for investment were carried on the balance sheet at $8,890,431.

As of the year ended December 31, 2018, of the 62 properties held for resale, 52 of the units were residential and commercial properties and ten of the units were vacant lots. These held-for-sale properties are held on the balance sheet at $2,278,865 as of the year ended December 31, 2018.

During the year ended December 31, 2018, Mt Melrose purchased a total of 61 properties for a gross purchase price of $2,585,463. The majority of these purchases resulted in a note payable. During the year ended December 31, 2018, Mt Melrose sold three residential properties for gross proceeds of $295,000. Net proceeds totaled $113,734. This compares to their carrying value of $237,273, which resulted in a gain of $57,727. No comparable figures for 2017 exist.

Subsequent to December 31, 2018, five Mt Melrose properties held for sale have been sold for a gross sales price of $92,500 for a recognized gain of $30,562.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose (as defined in Note 3 above), the parties mutually agreed to terminate the above-discussed Master Real Estate Asset Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor Mt Melrose, LLC have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement. A third-party property manager has been engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income.

EDI Real Estate, LLC

As of December 31, 2018, EDI Real Estate accounted for nine residential properties as held for investment. EDI Real Estate had six properties available for rent with five properties being occupied. The unoccupied unit is in the process of being turned over for new tenants. Three additional properties continue to be renovated with the intention to have them ready for rent during 2019. The leases in effect, as of the year ended December 31, 2018, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, these EDI Real Estate, LLC properties held for investment were carried on the balance sheet at $602,446. Depreciation expense on the EDI Real Estate portfolio of properties totaled $21,215 for the year ended December 31, 2018. Total accumulated depreciation as of December 31, 2018, was $107,576. This compares to the year ended December 31, 2017, when EDI Real Estate, LLC properties held for investment were carried on the balance sheet at $616,374, depreciation expense was $22,354 and accumulated depreciation was $86,361.

As of December 31, 2018, the Company accounted for several undeveloped lots as held for resale. As of December 31, 2018, these EDI Real Estate, LLC properties held for resale were carried on the balance sheet at $40,047. This compares to the year ended December 31, 2017, when EDI Real Estate, LLC properties held for resale were carried on the balance sheet at $199,117.

During the year ended December 31, 2018 and 2017, we did not purchase any properties through EDI Real Estate. During the year ended December 31, 2018, we sold two residential properties and one commercial property for gross proceeds of $88,000. Net proceeds totaled $82,656. This compares to their carrying value of $95,033, which resulted in a loss of $7,033. This compares to the year ended December 31, 2017, when the Company sold nine residential properties for gross proceeds of $1,138,000, net proceeds totaled $821,217, the carrying value of the properties sold was $1,105,914, and the gain was $32,086.

Future Minimum Rental Revenues

The future anticipated minimum rental revenues based on leases in place as of December 31, 2018, for both Mt Melrose, LLC and EDI Real Estate, LLC are as follows:

2019	$316,705
2020	27,626
2021	—
Total	$344,331

NOTE 8. NOTES PAYABLE

Notes payable at December 31, 2018 and 2017 consist of the following:

	Interest Rates	Average Term	2018	2017
Interest-bearing amounts due on traditional mortgages on real estate held for investment through Mt Melrose, LLC	4.38% - 5.75%	14 years	$4,505,139	$—
Interest-bearing amounts due on hard money loans on real estate held for investment through Mt Melrose, LLC	10.00% - 13.00%	2 years	2,379,851	—
Interest-bearing amounts due on promissory notes through Mt Melrose, LLC	10.00%	1 year	131,279	—
Non-interest-bearing amount due on promissory notes through Mt Melrose, LLC	0.00%	1 year	118,270	—
Non-interest-bearing amount due on promissory note through HVAC Value Fund, LLC	0.00%	1 year	100,000	—
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	0.00% - 4.90%	5 years	55,797	116,987
Vehicle loans through HVAC Value Fund, LLC	5.99%	5 years	53,638	—
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	384,304	—
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	137,600	137,600
Interest-bearing amount due on acquisition through HVAC Value Fund, LLC	7.00%	1 year	—	25,000
Non-interest-bearing amount due on acquisition through HVAC Value Fund, LLC	0.00%	1 year	—	64,804
Interest-bearing amount due on line of credits through HVAC Value Fund, LLC	5.75%	Revolving	—	220,485
Less accrued interest			(134,623)	—
Less current portion			(1,161,663)	(370,802)
Long-term portion			$6,569,592	$194,074

To further summarize, the remaining notes payable amounts held as of December 31, 2018 were subject to the below interest rates:

0.00%	$238,554
4.00% - 4.99%	2,009,633
5.00% - 5.99%	2,968,962
6.00% - 6.99%	137,600
10.00% - 13.00%	2,511,129
Total	$7,865,878

The timing of future payments of notes payable are as follows:

2019	$1,296,286
2020	1,536,726
2021	171,021
2022	317,937
2023 and thereafter	4,543,908
Total	$7,865,878

Notes to Consolidated Financial Statements (Continued)

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. Of the six acquisitions made by HVAC Value Fund during 2016 and 2017, five resulted in notes payable to the seller. As of December 31, 2018, all of these notes have been paid in full. As of December 31, 2018, one line of credit remains open through the home services segment. This line of credit is held with Steven L. Kiel, an ENDI director. Additional debt held through the home services segment includes loans and leases for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans require monthly payments through May 2023 and hold annual interest rates of 5.99%.

During last year’s quarter ended September 30, 2017, EDI Real Estate, LLC issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. Additionally, during the quarter ended September 30, 2018, EDI Real Estate, LLC issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years.

Under the Cash Flow Agreement described under Note 3 above, the Company’s wholly owned subsidiary, Mt Melrose, LLC, assumed responsibility for Old Mt. Melrose’s (as defined in Note 3 above) monthly payments of interest and/or principal under the outstanding debt secured by the real properties acquired under the above-described Master Real Estate Asset Purchase Agreement, among other operating expenses. These notes begin to mature as early as March 2019, with the last note extending until January 2042. Some of these loans are interest only while others accrue interest that is due in full with a final balloon payment. The debt secured by the real properties has varying annual interest rates from 4.375% to 13%. Additionally, the interest rates on $2,995,266 of the debt secured by the real properties are subject to change not more than once each year or once each five year period (based on the individual debt agreement) based on an index rate plus a margin ranging from 0.25 to 3.25 percentage points. For annually adjusted interest rates, the index rate is calculated as the highest or the lenders' Prime Rate as published in the Wall Street Journal. For rates adjusted each five year period, the index rate is calculated as the average yield of the five year U.S. Treasury Securities adjusted to a constant maturity as published in the Federal Reserve Statistical Release. As of the year ended December 31, 2018, a total of $6,884,990 of debt is secured by real properties through Mt Melrose.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018, between Mt Melrose, LLC and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018. Accordingly, neither the Company nor Mt Melrose, LLC have any further rights or obligations under the Cash Flow Agreement. However, termination of the Cash Flow Agreement does not affect Mt Melrose, LLC’s obligations with respect to debt secured by the real properties it has already acquired, where such debt was assumed at the time of acquisition.

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the years ended December 31, 2018 and 2017, bad debt expense was $75,575 and $28,986, respectively. The decrease in accounts receivable is the result of decreased sales through our home services segment. As of December 31, 2018 and 2017, accounts receivable consisted of the following:

	2018	2017
Gross accounts receivable	$245,096	$399,378
Less allowance for doubtful accounts	(50,048)	(2,498)
Accounts receivable, net	$195,048	$396,880

NOTE 10. SEGMENT INFORMATION

As of December 31, 2018, the Company has five business units with separate management and reporting infrastructures that offer different products and services. The five business units have been aggregated into the following reportable segments: Asset Management, Real Estate, Internet, Home Services, and Other.

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

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships. The real estate segment includes revenue and expenses related to the property management and real estate rental activities of the Mt Melrose portfolio of rental properties located in Lexington, Kentucky. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The home services segment includes revenue and expenses derived from the acquisition and management of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate. The other segment also includes revenue and expenses from nonrecurring investment opportunities such as Huckleberry Real Estate Fund II, LLC. Lastly, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Notes to Consolidated Financial Statements (Continued)

The internet segment includes revenue generated by operations in both the United States and Canada. In the year ended December 31, 2018, the internet segment generated revenue of $1,101,999 in the United States and revenue of $66,844 in Canada. This compares to the year ended December 31, 2017, where the internet segment generated revenue of $1,205,281 in the United States and revenue of $82,127 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2018 and 2017.

Year Ended December 31, 2018	Asset Management	Real Estate	Internet	Home Services	Other	Consolidated

Revenues	$(775,249)	$778,657	$1,168,843	$3,077,631	$160,492	$4,410,374
Cost of revenue	—	450,859	325,234	2,003,876	202,533	2,982,502
Operating expenses	286,283	920,309	241,654	1,235,346	875,527	3,559,119
Other income (expense)	41,632	(1,416,257)	35,649	(753,572)	2,673	(2,089,875)
Comprehensive income (loss)	(1,019,900)	(2,008,768)	637,604	(915,163)	(914,895)	(4,221,122)
Goodwill	—	—	212,445	1,024,591	—	1,237,036
Identifiable assets	8,496,917	12,550,571	430,503	1,532,860	1,508,601	24,519,452

Year Ended December 31, 2017	Asset Management	Real Estate	Internet	Home Services	Other	Consolidated

Revenues	$2,271,747	$—	$1,287,408	$4,294,904	$1,239,992	$9,094,051
Cost of revenue	—	—	304,719	2,961,874	1,317,388	4,583,981
Operating expenses	118,701	—	274,478	1,415,209	691,273	2,499,661
Other income (expense)	11,075	—	74,202	(24,522)	70,751	131,506
Comprehensive income (loss)	2,164,121	—	782,413	(106,701)	(734,207)	2,105,626
Goodwill	—	—	212,445	1,779,549	—	1,991,994
Identifiable assets	13,042,887	—	485,757	2,585,933	1,202,226	17,316,803

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

The Company previously leased certain facilities for its corporate offices and a storage facility from a related party. The Company also previously rented an office in Chatham, Ontario in Canada. Beginning on September 1, 2016, the Company rents office and warehouse space for HVAC Value Fund, LLC, and beginning on October 10, 2017, the Company rents office space for Willow Oak Asset Management, LLC. Total rent expense for the years ended December 31, 2018 and 2017 was $131,505 and $69,228, respectively. The home service facilities’ leases are in effect until July 31, 2019, and May 31, 2021, and the Willow Oak office lease is in effect until September 30, 2020. The future obligations related to the home service facilities and Willow Oak office lease are as follows:

2019	$104,496
2020	86,518
2021	16,256
Total	$207,270

Through the home services segment, multiple capital lease obligations were acquired as part of the most recent acquisition that occurred during the quarter ended March 31, 2017. These obligations include leases on various vehicles and equipment that extend through 2020. The future obligations related to the home services capital lease obligations are as follows:

2019	$17,367
2020	2,224
Total	$19,591

Notes to Consolidated Financial Statements (Continued)

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, on September 19, 2016, the Company, through Willow Oak, announced that it had entered into a letter of intent agreement with Alluvial Capital Management, LLC (“Alluvial Capital”) to make a seed investment through Willow Oak Asset Management in Alluvial Fund, LP, a private investment partnership that was launched by Alluvial Capital on January 1, 2017 (“Alluvial Fund”). Alluvial Capital acts as the general partner and the Company, through Willow Oak Asset Management, has invested in Alluvial Fund as a limited partner.

The Company agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction. Under the terms of the amendment to the Alluvial Side Letter Agreement, to the extent that funds withdrawn by Willow Oak are replaced coincidentally by funds from a third-party, Willow Oak is no longer subject to the former “lockup” restrictions, which formerly conditioned any withdrawals upon Willow Oak having a $50,000,000 capital account balance. Arquitos Capital Partners, LP, which is managed by our director Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial, to replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

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

As set forth in our Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the purchase agreement. This first tranche of real properties was acquired for total consideration of $3,956,389, which was payable as follows:

●	by payment of $500,000 to Old Mt. Melrose in cash;

●	by New Mt Melrose’s assumption of $1,798,713 of outstanding indebtedness secured by the acquired real properties; and

●	the balance by issuance to Old Mt. Melrose of 120,602 shares of the Company’s common stock.

As further set forth in our Form 8-K filed on July 12, 2018, on June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the purchase agreement. This second tranche of real properties was acquired for total consideration of $5,174,722, which was payable as follows:

●	by New Mt Melrose’s assumption of $2,767,158 of outstanding indebtedness secured by the acquired real properties; and

●	the balance by issuance to Old Mt. Melrose of 148,158 shares of the Company’s common stock.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed purchase agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the purchase agreement.

Notes to Consolidated Financial Statements (Continued)

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

Based on the number of properties presently outstanding for purchase under the purchase agreement at September 30, 2018, New Mt Melrose was obligated under the Cash Flow Agreement as of September 30, 2018, for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $10,568 per month, (ii) insurance of $1,073 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $7,461 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate. However, as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018, between New Mt Melrose and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose have any further rights or obligations under the Cash Flow Agreement.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of December 31, 2018, other than those previously mentioned related to the asset management segment, home services, and real estate segments. The only operating lease obligations are agreements for leased office and warehouse space for HVAC Value Fund, LLC, which extend through May 31, 2021, and for leased office space for Willow Oak Asset Management, LLC, which extends through September 30, 2020.

Litigation

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, the Company filed a civil action complaint against Frank Erhartic, Jr. (the “Former Erhartic CEO”), the Company’s former CEO and director (prior to December 14, 2015) and currently an owner of record or beneficially of more than five percent of the Company’s Common Stock, alleging, among other things, that the Former Erhartic CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related-party transactions, including causing the Company to borrow certain amounts from the Former Erhartic CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former Erhartic CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former Erhartic CEO, causing the Company to pay certain amounts to the Former Erhartic CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former Erhartic CEO, causing the Company to pay rent on its corporate headquarters owned by the Former Erhartic CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former Erhartic CEO, converting to the Former Erhartic CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former Erhartic CEO, causing the Company to pay personal credit card debt of the Former Erhartic CEO, causing the Company to significantly overpay the Former Erhartic CEO’s health and dental insurance for the benefit of the Former Erhartic CEO, and causing the Company to pay the Former Erhartic CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of December 31, 2018, the Company’s Articles of Incorporation authorized 32,800,000 shares, consisting of 30,000,000 shares of preferred stock, which have a par value of $0.001 per share, and 2,800,000 shares of common stock, which have a par value of $0.125.

Notes to Consolidated Financial Statements (Continued)

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as fixed by the Company’s Board of Directors in its sole discretion. As of December 31, 2018, the Company’s Board of Directors has not issued any Preferred Stock.

Common Stock

As of December 31, 2018, the Company has 2,800,000 authorized shares of Common Stock. As of March 28, 2019, 2,625,282 shares were issued, and 2,544,776 shares were outstanding. As of December 31, 2018, 2,625,282 shares were issued, and 2,544,776 shares were outstanding. This compares to the year ended December 31, 2017, when 2,356,246 shares were issued, and 2,262,672 shares were outstanding.

NOTE 13. SHARE ADJUSTMENT, CANCELLATION AND SALE OF TREASURY SHARES, AND REVERSE STOCK SPLIT

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

Cancellation and Sale of Treasury Shares

Management is working to cancel existing treasury shares. As noted on the consolidated balance sheets and the consolidated statements of stockholders’ equity, as of and for the year ended December 31, 2017, 17,007 treasury shares have been cancelled.

On May 26, 2018, the Company signed a stock purchase agreement with an unaffiliated third-party to sell 1,633,500 shares of the Company’s common stock held as treasury shares to such party for $0.11036586 per share. The settlement date for the sale was July 31, 2018. The number of shares transferred on the settlement date was adjusted for the Company’s reverse stock split to 13,068 shares. To the extent that this sale of previously registered shares held as treasury shares required an exemption from registration, this sale of shares of common stock of the Company was exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

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

The Company submitted an Issuer Company Related Action Notification regarding the Reverse Stock Split to the Financial Industry Regulatory Authority (“FINRA”) on May 22, 2018. FINRA declared the Reverse Stock Split effective in the marketplace July 23, 2018, (the “FINRA Effective Date”). Accordingly, while the Certificate of Change became effective under Nevada state corporate law on June 1, 2018, the Reverse Stock Split did not become effective as to shareholders or the marketplace until the FINRA Effective Date.

Split Adjustment

On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid. Rather, any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split were rounded up to the next whole share of Common Stock. That is, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they were entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders’ equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Ownership Unchanged

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

Capitalization

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

CUSIP Number and Trading Symbol

The Company’s CUSIP number changed on the FINRA Effective Date as a result of the Reverse Stock Split. The new CUSIP number is 293706 107. For the 20-business-day period immediately following the FINRA Effective Date, the Company’s trading symbol was “SYTED.” After such 20-day period, however, the Company’s trading symbol reverted to “SYTE.”

Notes to Consolidated Financial Statements (Continued)

NOTE 14. INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2018 and 2017 included the following:

	2018	2017
Current benefit (provision):
Federal	$—	$—
State	—	—
Deferred provision:
Federal	1,262,452	1,271,323
State	322,027	(4,310)
Valuation allowance	(1,584,479)	(1,267,013)
Total income tax provision	$—	$—

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Carrying value differences	$498,863	$574,993
Net operating loss carryforward	1,333,361	697,681
Tax credits	6,250	6,250
Other	-	827
Subtotal	1,838,474	1,279,751
Valuation allowance	(1,539,716)	(948,917)
Net deferred tax assets	298,758	330,834
Deferred tax liabilities:
Net deferred tax liabilities	(298,758)	(330,834)
Net deferreds	$—	$—

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. We have adopted the ASU as of the first quarter of 2018 and our statement of financial position as of this date reflects the revised classification of current deferred tax assets and liabilities as noncurrent.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company’s historical operation performance and the reported cumulative losses in the three-year period preceding 2018, the Company has provided a full valuation allowance against its net deferred tax assets.

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

As a result of the reduction of the federal corporate income tax rate, we have revalued our net deferred tax asset, excluding after tax credits, as of December 31, 2018. As of December 31, 2018, this revaluation continues to be offset by a full valuation allowance.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $5.3 million and state net operating loss carryforwards of approximately $4.3 million. These carryforwards will expire in various amounts beginning in 2032. Internal Revenue Code Section 382 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that an ownership change did occur in August 2016. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change. The Company has analyzed this issue and management believes that the Company’s net operating loss carryforwards will not expire unutilized.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. The unrecognized tax benefit was $0 as of December 31, 2018. The Company does not expect that its uncertain tax positions will materially change in the next 12 months. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. Tax contingencies are based upon their technical merits, relative law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

NOTE 15. RELATED PARTY TRANSACTIONS

Former Erhartic CEO

As of the year ended December 31, 2015, the Company previously purported to lease its office building in Lynchburg, Virginia, from the Former Erhartic CEO of the Company. Public records indicate that the owner of this property from at least January 1, 2014, through December 31, 2015, was the Former Erhartic CEO’s ex-wife. The Company has filed a lawsuit against the Former Erhartic CEO in order to recover, among other amounts, the payments made to the Former Erhartic CEO. Additional information on this lawsuit can be found in Note 10. The Company vacated the building as of January 15, 2016.

The Company also leased a storage facility in Salem, Virginia, from the Former Erhartic CEO. The Company is attempting to recover the payments made to the Former Erhartic CEO related to this facility. The lease was not approved by the process required by the Company’s Code of Ethics. The Former Erhartic CEO has refused to provide access to the storage facility to the management and has not returned Company-owned equipment located at the storage facility. The value of this equipment is also included in the lawsuit. Additional information can be found in Note 11.

The Company paid a total of $56,100 in rent to the Former Erhartic CEO related to the office building in Lynchburg, Virginia, and the storage facility in Salem, Virginia, for the year ended December 31, 2015.

The Former Erhartic CEO created several land trusts and designated the Company as the trustee. The Former Erhartic CEO and, the Company believes, the Former CFO placed personally owned properties within these land trusts. This activity was not approved by the process required by the Company’s Code of Ethics. This activity is the subject of litigation involving the Former Erhartic CEO. Additional information can be found in Note 11.

Bonhoeffer Fund, LP

The Company’s subsidiary, Willow Oak Asset Management, LLC, signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also an ENDI director. Under the agreement, Willow Oak and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. During the years ended December 31, 2018 and 2017, the Company earned $26,196 and $1,629, respectively, of revenue through its Bonhoeffer Fund partnership.

Willow Oak Capital Management, LLC

On August 1, 2018, Willow Oak, through a newly organized, wholly owned Company subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Willow Oak Capital Management serves as the general partner of Select Fund. Select Fund focuses on investing in securities worldwide based upon “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company. Fund managers who have signed a fee share agreement with Willow Oak Capital Management and who have had their investment ideas selected by Select Fund’s investment manager for inclusion in the Select Fund portfolio share in a pool of, and receive allocations of, any performance fees Willow Oak Capital Management receives from limited partners in Select Fund (as determined after the end of each fiscal year of Select Fund), with such allocations being awarded to a fund manager in the form of equity interest in Select Fund (unless the parties mutually agree to a cash payment in lieu thereof), all in accordance with the terms and conditions of the respective fee share agreements. During the year ended December 31, 2018, the Company earned $610 of revenue through its Willow Oak Select Fund partnership. No comparable figures for 2017 exist. As of December 31, 2018, Willow Oak Capital Management has entered into fee share agreements with each of the following related-party funds or managers:

●

Steven L. Kiel, pursuant to a fee share agreement dated June 25, 2018. Under the fee share agreement, Mr. Kiel agreed to allocate all fee share allocations earned, if any, to the Company. Mr. Kiel is a director of the Company, and previously had served as the Company’s Chief Executive Officer and Chief Financial Officer until October 5, 2018.*

●	JDP Capital Management, LLC, pursuant to a fee share agreement dated June 15, 2018. The counterparty is affiliated with Jeremy Deal, who is a director of the Company.*

●	Coolidge Capital Management, LLC, pursuant to a fee share agreement dated June 25, 2018. The counterparty is affiliated with Keith Smith, who is a director of the Company.*

* These related-party transactions were considered and approved by the Audit Committee of the Board of Directors of the Company, acting unanimously, on May 19, 2018.

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our director Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit and liaison to third-party service providers. As considerations for the services, Arquitos will pay Willow Oak a fixed fee and a fee share.

Notes to Consolidated Financial Statements (Continued)

Mt Melrose Transaction

The Company's and its Mt Melrose subsidiary's transactions with Old Mt. Melrose and Jeffrey I. Moore were related party transactions and are set out in Notes 3 and 7, respectively.

NOTE 16. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from December 31, 2018, through April 1, 2019, the date the consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.