Form 10-Q
period 2019-03-31
ENTERPRISE DIVERSIFIED, INC.
filed 2019-05-10
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

ENTERPRISE DIVERSIFIED, INC.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-27763

Nevada	88-0397234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1518 Willow Lawn Drive, Richmond, VA	23230
(Address of Principal Executive Offices)	(Zip Code)

(434) 336-7737

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of May 9, 2019 is 2,544,776.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties which may affect the Company’s business and prospects, including changes in economic and market conditions, acceptance of the Company’s products, maintenance of strategic alliances, and other factors discussed elsewhere in this Form 10-Q, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$525,935	$459,680
Accounts receivable, net	158,185	195,048
Inventory	159,477	156,391
Investments, at fair value	681,381	—
Other current assets	124,545	131,268
Total current assets	1,649,523	942,387
Real estate - held for investment, net	9,603,101	9,492,877
Real estate - held for resale	2,087,974	2,318,912
Property and equipment, net	1,250,445	1,290,345
Property and equipment - held for resale	73,212	73,212
Goodwill, net	1,237,036	1,237,036
Note receivable	173,281	169,406
Long-term investments, at fair value or net asset value	9,139,673	8,915,238
Lease right-of-use assets	162,142	—
Other assets	74,488	80,039
Total long-term assets	23,801,352	23,577,065
Total assets	$25,450,875	$24,519,452
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$293,275	$240,703
Accrued bonus	133,763	90,444
Accrued expenses	236,930	193,129
Accrued interest	179,909	134,623
Deferred revenue	215,811	213,647
Lease liability, current	100,515	—
Notes payable, current	1,690,934	1,161,663
Total current liabilities	2,851,137	2,034,209
Lease liability, net of current portion	63,537	—
Notes payable, net of current portion	6,246,781	6,569,592
Total long-term liabilities	6,310,318	6,569,592
Total liabilities	9,161,455	8,603,801
Stockholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,625,282 shares issued; 2,544,776 shares outstanding	328,160	328,160
Additional paid-in-capital	27,718,308	27,718,308
Treasury stock, at cost, 80,506 common shares	(511,901)	(511,901)
Accumulated other comprehensive income	3,054	3,054
Accumulated deficit	(11,248,201)	(11,621,970)
Total stockholders' equity	16,289,420	15,915,651
Total liabilities and stockholders' equity	$25,450,875	$24,519,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31
	2019	2018
Revenues - asset management	$696,980	$284,705
Revenues - real estate	182,506	253,663
Revenues - internet operations	274,902	301,736
Revenues - home services	357,077	625,839
Revenues - other	212,631	—
Total revenues	1,724,096	1,465,943
Cost of revenues - real estate	163,143	216,223
Cost of revenues - internet operations	87,613	71,147
Cost of revenues - home services	221,488	488,675
Total cost of revenues	472,244	776,045
Gross profit - asset management	696,980	284,705
Gross profit - real estate	19,363	37,440
Gross profit - internet operations	187,289	230,589
Gross profit - home services	135,589	137,164
Gross profit - other	212,631	—
Total gross profit	1,251,852	689,898
Selling, general and administrative expenses	760,495	988,803
Income (loss) from operations	491,357	(298,905)
Interest expense	160,213	—
Other income, net	42,625	67,975
Total other income (loss)	(117,588)	67,975
Income (loss) before income taxes	373,769	(230,930)
Income tax benefit	—	—
Net income (loss)	373,769	(230,930)
Less: net income (loss) attributable to the noncontrolling interest	—	(87,559)
Net income (loss) attributable to Enterprise Diversified, Inc. stockholders	$373,769	$(143,371)
Earnings (loss) per share, basic	0.15	(0.06)
Earnings (loss) per share, diluted	0.15	(0.06)
Weighted average number of shares, basic	2,544,776	2,371,214
Weighted average number of shares, diluted	2,544,776	2,495,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31
	2019	2018
Net income (loss)	$373,769	$(230,930)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—
Change in unrealized gains (loss) related to available-for-sale securities:
Change in fair value of available-for-sale securities	—	—
Adjustment for net (gains)/losses realized and included in net income	—	—
Total unrealized losses on available-for-sale securities	—	—
Other comprehensive income (loss), net of tax:	—	—
Comprehensive income (loss)	373,769	(230,930)
Less: comprehensive loss attributable to the noncontrolling interest	—	(87,559)
Comprehensive income (loss) attributable to Enterprise Diversified, Inc. stockholders	$373,769	$(143,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other			Total
	Common		Paid In	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$—	$15,915,651
Net income	—	—	—	—	—	373,769	—	373,769
Balance March 31, 2019	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,248,201)	$—	$16,289,420

			Additional		Accumulated Other			Total
	Common		Paid In	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2017	2,262,672	$294,527	$23,538,493	$(544,571)	$3,054	$(7,400,848)	$—	$15,890,655
Net loss	—	—	—	—	—	(143,371)	(87,559)	(230,930)
Contributed capital	120,601	15,075	3,532,549	—	—	—	—	3,547,624
Initial accounting of VIE	—	—	(1,889,353)	—	—	—	4,047,623	2,158,270
Asset acquisition	—	—	—	—	—	—	(2,158,270)	(2,158,270)
Balance March 31, 2018	2,383,273	$309,602	$25,181,689	$(544,571)	$3,054	$(7,544,219)	$1,801,794	$19,207,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019 and 2018

	2019	2018
Cash flows (used in) from operating activities:
Net income (loss)	$373,769	$(230,930)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	97,008	79,269
(Gain) on sale of real estate through subsidiary acquisition	—	(141,888)
Gain on long-term investments	(868,347)	(279,055)
Bad debt expense	8,540	9,661
(Gain) loss on sale of real estate	(35,912)	11,931
(Increase) decrease in:
Accounts receivable, net	28,323	62,712
Inventory	(3,086)	—
Notes receivable	(3,875)	226,000
Other current assets	6,723	(157,693)
Increase (decrease) in:
Accounts payable	52,572	67,416
Accrued expenses	87,120	(22,398)
Deferred revenue	4,074	(8,117)
Accrued mortgage interest	45,286	108,530
Net cash flows (used in) from operating activities	(207,805)	(274,562)
Cash flows from (used in) investing activities:
Purchases of investments	(37,469)	(9,575)
Net purchases and sales of real estate	121,850	(19,399)
Improvements to real estate held for investment	(22,156)	(532,759)
Proceeds from sale of domain names	—	29,163
Purchases of property and equipment	—	(779,241)
Capitalized loan fees	5,375	—
Subsidiary acquisitions	—	(545,250)
Net cash flows from (used in) investing activities	67,600	(1,857,061)
Cash flows from financing activities:
Principal payments on note payable	(93,540)	(142,336)
Proceeds from notes payable	300,000	423,471
Net cash flows from financing activities	206,460	281,135
Net increase (decrease) in cash	66,255	(1,850,488)
Cash and cash equivalents at beginning of the period	459,680	3,297,059
Cash and cash equivalents at end of the period	$525,935	$1,446,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three Months Ended March 31, 2019 and 2018

	2019	2018
Non-cash and other supplemental information:
Assets and debt consolidated as part of subsidiary acquisition	$—	$5,493,512
Assumption of debt in subsidiary acquisition	$—	$1,798,119
Asset acquisition activity	$—	$1,658,270
Real estate held for investment acquired through debt obligations	$—	$382,050
Transfer of real estate held for investment to real estate held for resale	$145,000	$—
Cash paid for interest	$161,267	$117,936
Effects of adoption of new lease guidance	$162,142	$—
HVAC equipment acquired through debt obligations	$—	$60,752

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

The Company operates through five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate operations and investment activity that is not considered to be one of our primary lines of business. As of January 1, 2019, legacy real estate operations, previously reported under Other Operations, are now being reported under the Real Estate Operations segment. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

Note that previously, as of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose (as defined below) was a “variable interest entity” because Jeff Moore’s equity interests in Old Mt. Melrose were not effective in determining whether Moore or New Mt Melrose (as defined below) had a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement were deemed to be variable interests in Old Mt. Melrose. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been allocated accordingly on the unaudited condensed consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018.

However, as of November 1, 2018, pursuant to a certain Termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement, New Mt Melrose no longer has a controlling financial interest in Old Mt. Melrose and is no longer considered Old Mt. Melrose's primary beneficiary. Consequently, as of November 1, 2018, the Company no longer consolidates the fair values of the assets and liabilities of Old Mt. Melrose and the balance of noncontrolling interest as of December 31, 2018, is appropriately reflected as zero on the accompanying unaudited consolidated statements of stockholders’ equity. See Note 3 for additional information.

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

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017. Under a side letter agreement between Willow Oak, Alluvial Fund, and the fund’s general partner, Willow Oak may not make a full withdrawal from its capital account prior to a date five years after the effective date of the side letter agreement. However, on January 1, 2018, pursuant to an amendment to the side letter agreement dated December 15, 2017, the Company caused $3.0 million to be withdrawn from Alluvial Fund in order to partially fund the Company’s acquisition of real estate from Old Mt. Melrose (as defined below). Alluvial Fund focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize.

Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Under the agreement, Willow Oak and Coolidge are the sole members of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. Bonhoeffer Fund utilizes a value-oriented approach to invest in undervalued businesses worldwide that are in a state of distress and/or transition but that also exhibit recurring revenue.

On August 1, 2018, Willow Oak, through a newly organized, wholly owned Company subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Willow Oak Capital Management serves as the general partner of Select Fund. Select Fund focuses on investing in securities worldwide based upon internally generated ideas and curated “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company. Fund managers who have signed a fee share agreement with Willow Oak Capital Management and who have had their investment ideas selected by Select Fund’s investment manager for inclusion in the Select Fund portfolio share in a pool of, and receive allocations of, any performance fees Willow Oak Capital Management receives from limited partners in Select Fund (as determined after the end of each fiscal year of Select Fund), with such allocations being awarded to a fund manager in the form of equity interest in Select Fund (unless the parties mutually agree to a cash payment in lieu thereof), all in accordance with the terms and conditions of the respective fee share agreements. As of March 31, 2019, Willow Oak Capital Management has entered into fee share agreements with each of the following related-party funds or managers:

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

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our director, Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit, and liaison to third-party service providers. As considerations for the services, Arquitos will pay Willow Oak a fixed fee and a fee share.

Real Estate Operations

As previously reported in our Current Reports on Form 8-K filed with the SEC on December 11, 2017, January 17, 2018, March 2, 2018, March 28, 2018, and July 12, 2018, respectively, ENDI created a wholly owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), on January 10, 2018, which has acquired a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, formerly an ENDI director. As set forth in our Form 8-K filed on January 17, 2018, on January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky. As further set forth in our Form 8-K filed on July 12, 2018, on June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky. The Company accounted for the first and second purchases of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contained in ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). See Note 3 for more information.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement. A third-party property manager has been engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income. As of March 31, 2019, approximately $1.8 million of debt is secured by properties intended for sale. Upon completion of its right-sizing efforts, management expects New Mt Melrose to continue to own a sizable portfolio of income-producing properties in Lexington, Kentucky.

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of March 31, 2019, through EDI Real Estate, LLC, ENDI owns a real estate investment portfolio that includes nine residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke area of Virginia. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as a vacant property being prepared for rent.

Internet Operations

The Company operates its internet segment through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Home Services Operations

The Company operates its home services segment through HVAC Value Fund, LLC. HVAC Value Fund is focused on the management of HVAC and plumbing companies in Arizona. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, the Company, along with JNJ Investments, LLC, an unaffiliated third party, organized and launched HVAC Value Fund, LLC on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. The Company has a 100% voting interest in HVAC Value Fund. Although the operating agreement provided JNJ Investments with the opportunity to earn non voting profits interests, JNJ Investments did not earn any non voting profits interests during the term of the operating agreement because HVAC Value Fund did not exceed the profit thresholds under the operating agreement necessary for JNJ Investments to earn any such interests.

As of December 31, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all asset allocations made by management are final and all earn-outs have been paid in full as of December 31, 2018. As previously reported in our Current Report on Form 8-K filed with the SEC on June 14, 2016, and further described above, the purpose of HVAC Value Fund is to operate HVAC and plumbing businesses. Accordingly, these six acquisitions were made in the ordinary course of business and consistent with the customs and practices (including with respect to nature, scope, magnitude, quantity, frequency, and contemplated purpose) of HVAC Value Fund and, in turn, the Company.

Other Operations

Other operations include investment activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main business units that comprise other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying unaudited consolidated financial statements.

Huckleberry Real Estate Fund Investment

As previously reported in our Current Report on Form 8-K filed with the SEC on January 30, 2017, the Company, through Willow Oak, also committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. On May 14, 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly owned subsidiary of the Company. Under the operating agreement included in the Form 8-K, the fund’s managing member shall have sole discretion regarding the amounts and timing of any distributions to the members of the fund. The carrying value of this investment included in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2019, and December 31, 2018, is $681,381 and $468,750, respectively. The decrease in carrying value period over period was due to return of capital that was received prior to December 31, 2018. During the quarter ended March 31, 2019, a gain of $212,631 was recognized as revenue through other segments on the accompanying unaudited condensed consolidated statements of operations.

Triad DIP Investors Investment

On August 24, 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company originally contributed $100,000. Triad Guaranty, Inc. exited bankruptcy on April 27, 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 on May 18, 2018. The terms of the promissory note provide for interest in the amount of 10% annually, a repayment date no later than April 29, 2020, and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. Accordingly, on April 28, 2018, the Company was issued warrants to purchase 450,000 shares for $0.01 per share.

Corporate Operations

The corporate segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including: Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Mt Melrose, LLC (“New Mt Melrose”), HVAC Value Fund, LLC, Sitestar.net, Inc., and EDI Real Estate, LLC. Additionally, note that during the period from January 10, 2018, through March 31, 2018, the accompanying unaudited consolidated financial statements include the accounts of Old Mt. Melrose, which was, at that time, determined to be a variable interest entity.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2018 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018.

Use of Estimates

In accordance with GAAP in the United State of America, the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including, among other items, those related to fair value of investments, revenue recognition, accrued expenses, financing operations, fair value of goodwill, fixed asset lives and impairment, lease right-of-use assets and impairment, deferred tax assets, liabilities and valuation allowance, other assets, the present value of lease liabilities, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. These accounting policies are described at relevant sections in the notes to the consolidated financial statements.

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

Accounts Receivable

The Company grants credit in the form of unsecured accounts receivable to its customers. The estimate of the allowance for doubtful accounts, which is the recorded allowance for doubtful accounts and bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are written off from the allowance for doubtful accounts when an account or invoice is individually determined to be uncollectible.

Real estate segment rental accounts are typically paid by tenants via cash or check no later than the fifth of the month. Any accounts collected after the fifth are charged either a flat-rate late fee or a daily-rate late fee based upon the lease agreement. If payments are not provided in a timely manner, then the amount due is designated as an account receivable. If accounts remain uncollected, then standard operating procedures are followed to commence a notice process for the tenant to either pay the amount due or vacate the property. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. These procedures typically result in low amounts of past due receivables.

The internet segment attempts to reduce the risk of non-collection by including a late-payment fee and a manual-processing-payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

Sales of home services are typically paid via credit card or check upon completion of service. Sales that are not collected upon completion are generally to existing and repeat customers who have established a track record of timely payments. Generally, accounts receivable more than 60 days are considered past due.

Inventory

Inventory is carried on the balance sheet at either the lower of purchased cost or net realizable value. Inventory is evaluated periodically for any obsolete or damaged stock.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation is computed using the straight-line method based on the estimated useful lives for each of the following asset classifications:

Equipment and vehicles	1 - 7 years
Building improvements	15 years
Buildings	27.5 - 39 years

Impairment of Long-Lived Assets

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

During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held through the home services segment. As noted above, various qualitative factors were considered before preparing a quantitative analysis. Qualitatively, a general under performance of previously acquired home services businesses triggered the quantitative analysis. As part of the quantitative analysis, management estimated the fair value of the home services segment at the enterprise level using a discounted cash flow approach. The results were then tested for reasonableness using a market approach by analyzing comparable firms’ growth rates, margins, capital expenditures, and working capital requirements. As of the period ended March 31, 2019, management has not identified any additional events or changes in circumstances that would require additional evaluation since the year ended December 31, 2018.

Intangible assets consist of domain names attributed to the internet segment. The Company owns 634 domain names, of which 107 are available for sale. These domains are valued at historical cost. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

Real Estate

Real estate properties held for resale are carried at the lower of cost or fair market value. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area in which the real estate is located. Fair value is evaluated annually by management or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for sale” from “held for investment” as part of a portfolio redirection. See Note 3 for more information. Recent tax assessments, valuations, and local real estate agents were used to value this portfolio of held-for-sale properties. During the period ended March 31, 2019, management did not identify any events or changes in circumstances that may indicate that the carrying value of the Mt Melrose properties may not be recoverable; therefore, no impairments were recorded during the period ended March 31, 2019.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998. During the period ended March 31, 2019, management did not identify any events or changes in circumstances that may indicate the carrying value of the EDI Real Estate properties may not be recoverable; therefore, no impairments were recorded during the period ended March 31, 2019.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

Accrued Bonus

Accrued bonuses represent performance-based incentives that have not yet been paid. The bonus structures are a pre-approved part of a formal employment agreement. These bonus amounts are accrued when earned and able to be estimated, and are paid annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not yet paid expenses from payroll accruals, vacation accruals, professional fees, and other accrued taxes.

Leases

As of the period ended March 31, 2019, the Company adopted ASU No. 2016-02, “Leases” (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Accordingly, at the inception of a contract we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  Rent expense is recognized on a straight-line basis over the lease term; for finance leases, a portion of rent expense is classified as interest expense.

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combine lease and non-lease elements of our leases.  Lease ROU assets are included in other long-term assets, financed lease assets are included in property and equipment, and lease liabilities are included in other current and long-term liabilities in the unaudited condensed consolidated balance sheets.

Revenue Recognition

Asset Management and Other Investment Revenue

The Company earns revenue from investments through various fee share and consulting agreements, as well as through realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded and paid out monthly and are included in revenue on the accompanying unaudited consolidated statement of operations. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying unaudited consolidated statement of operations. Consulting fees are billed out monthly after services have been performed. As long-term investments do not qualify as available-for-sale securities, long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

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

Rental revenue from real estate held for investment is recognized when it is earned, generally on the last day of each month or at another regular period agreed upon by the Company and the tenant. Tenants generally provide a security deposit at the time of possession. This deposit is held separately from revenue and only applied to revenue when rental payment comparable to the security deposit amount is not provided in a timely manner and considered unlikely to be recovered. Otherwise, the security deposit is returned in a timely manner after the property is surrendered back to the Company. Management has concluded that the nature of the performance obligation is cyclical and predictable with a very low possibility for nonperformance. No contract assets or liabilities are recognized or incurred.

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

The Company generates revenue in its internet segment from consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, web hosting, third-party software as a reseller, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless), web hosting, and additional related services to consumers and businesses. Customers may also subscribe to web hosting plans to include email access and storage. Internet revenue is affected by the changing composition of revenue sources. In some years, this shift can be significant.

Home Services Revenue

The Company performs HVAC and plumbing service repairs and installs HVAC units for its customers through its home services segment. Revenue is recognized upon completion of the installation or service call. Sales are adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveys with the installation of a new unit. There is also a two-year assurance warranty on newly installed parts and equipment that is honored by the manufacturer. If an installation is performed over multiple days, then it is accounted for using work-in-process (WIP) accounting in accordance with GAAP. Contract progress is measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts are typically completed within one month’s time. A small portion of revenue is from the sale of annual service agreements. Revenue attributable to these agreements is appropriately recognized over the life of the agreement.

If payment is received prior to contract completion, then the amount of revenue attributable to the unperformed work is designated as unearned revenue. If payment is not provided in advance or at the time of service or installation completion, then the amount due is recognized as revenue and as an account receivable.

Management acknowledges that these performance obligations are recognized at the completion of each contract, whether it be at a point in time or over a period of time. As the customer controls the asset and has the right to use during the contract, the Company has the right to payment for performance completed to date. No contract assets or liabilities are recognized or incurred.

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or home services to be performed. Revenue is recognized when performance obligations have been met.

Income Taxes

Income taxes are accounted for under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ending December 31, 2018, December 31, 2017, and December 31, 2016, are open to potential IRS examination.

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

Other Comprehensive Income

Other comprehensive income is the result of the previous impact of foreign currency translations related to the Company's operations in Canada.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 842, Leases. ASU No. 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance, effective January 1, 2019, using the following practical expedients:

●	We did not reassess if any expired or existing contracts are leases or contain leases

●	We did not reassess the classification of any expired or existing leases

●	We did not reassess whether the classification of existing costs associated with expired or existing leases should be classified as initial direct costs

Additionally, we made ongoing accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combine lease and non-lease elements of our leases.

Upon adoption of the new guidance on January 1, 2019, we recorded a right-of-use (ROU) asset of approximately $184,000 (net of existing deferred rent liability) and recognized a lease liability of approximately $186,000, with no resulting cumulative effect adjustment to retained earnings.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU No. 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The ASU also provides guidance on accounting for certain contract costs and requires new disclosures. Early adoption was not permitted. The Company adopted this standard in the first quarter of 2018. The adoption of this standard did not result in a significant impact to revenue recognition.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740). The ASU simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in any classified balance sheet rather than being separated into current and long-term amounts. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard in the first quarter of 2018. The application of the standard has not significantly impacted the Company.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Although the ASU retains many of the current requirements for financial instruments, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; earlier adoption was permitted under certain criteria. The Company adopted this standard in the first quarter of 2018. The application of the standard has not significantly impacted the Company.

In January 2017, the FASB issued ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). The amendments in the update provide a screen to determine when a set is not a business. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Lastly, the amendments in the update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; earlier adoption was permitted under certain criteria. The Company adopted this ASU on January 1, 2018. While this ASU did not have a material effect on the Company’s financial statements on the date of adoption, the Company did follow the new guidance in determining that its acquisition of properties from Old Mt. Melrose in January 2018 was an asset acquisition. See Note 3 for additional information.

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

The Company accounted for the initial purchase of properties as an asset acquisition (consisting of a concentrated group of similarly identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contained in ASU No. 2017-01. The total purchase price, along with approximately $45,250 of transaction expenses, was allocated to the land and buildings acquired based on their relative fair values, as follows:

Land	$800,328
Buildings	3,201,311
Total Value	$4,001,639

On June 29, 2018, New Mt Melrose completed the second acquisition of 69 residential and other income-producing real properties for a total purchase price of $5,174,722, which consisted of 148,158 shares of common stock valued at $2,407,564, and the assumption of $2,767,158 of existing debt.

The Company accounted for the second purchase of properties as an asset acquisition (consisting of a concentrated group of similarly identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contained in ASU No. 2017-01. The total purchase price, along with approximately $7,394 of transaction expenses, was allocated to the land and buildings acquired based on their relative fair values, as follows:

Land	$1,036,423
Buildings	4,145,692
Total Value	$5,182,115

The buildings will be amortized over their estimated useful lives of 39 years. The Company determined that the assumed leases and service contracts were not favorable or unfavorable based on their terms relative to their fair values.

As previously reported in our Current Report on Form 8-K filed with the SEC on January 17, 2018, in connection with the initial closing, New Mt Melrose and Old Mt. Melrose entered into a certain Cash Flow Agreement on January 10, 2018 (the “Cash Flow Agreement”), pursuant to which the parties agreed that until such time as the parties consummated the relevant closing as to each real property under the Purchase Agreement, Old Mt. Melrose would assign to New Mt Melrose all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and New Mt Melrose would assume Old Mt. Melrose’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Additionally, in connection with the initial closing, Moore was appointed as New Mt Melrose’s president and executed an employment agreement with New Mt Melrose, as previously reported in our Current Report on Form 8-K filed with the SEC on March 2, 2018.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Purchase Agreement. A third-party property manager has been engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income. As of March 31, 2019, approximately $1.8 million of debt is secured by properties intended for sale. Upon completion of its right-sizing efforts, management expects New Mt Melrose to continue to own a sizable portfolio of income-producing properties in Lexington, Kentucky.

In addition, as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018, between New Mt Melrose and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations under the Cash Flow Agreement. As also previously reported in such Current Report on Form 8-K, pursuant to that certain Termination of Employment Agreement entered into effective November 1, 2018, between Moore and New Mt Melrose, the parties mutually agreed to terminate the above-discussed employment agreement of Moore as of November 1, 2018. Accordingly, Moore’s employment by and with New Mt Melrose was terminated, and Moore was removed as an officer of New Mt Melrose, all effective as of November 1, 2018.

Variable Interests

As of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose was a “variable interest entity” because Moore’s equity interests in Old Mt. Melrose were not effective in determining whether Moore or New Mt Melrose had a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement were deemed to be variable interests in Old Mt. Melrose. At those times, the Company had determined that New Mt Melrose was the primary beneficiary of Old Mt. Melrose since substantially all of Old Mt. Melrose’s activities had been conducted on behalf of New Mt Melrose and because New Mt Melrose may have been required to provide financial support to Old Mt. Melrose under the Cash Flow Agreement. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been allocated accordingly on the unaudited condensed consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018. As noted on the unaudited condensed consolidated statements of stockholders’ equity during those quarters, the ending noncontrolling interest allocated to the variable interest entity represented the remaining equity held by Old Mt. Melrose for properties that had not yet been acquired under the Purchase Agreement. The ending noncontrolling interest amount also included any income or loss generated by the remaining properties that were to be acquired under the Purchase Agreement for the period then ended.

As of November 1, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement noted above, New Mt Melrose is no longer the primary beneficiary of Old Mt. Melrose. Additionally, as of November 1, 2018, New Mt Melrose no longer has a controlling financial interest in Old Mt. Melrose. Consequently, as of November 1, 2018, the Company no longer consolidates the fair values of the assets and liabilities of Old Mt. Melrose and the balance of noncontrolling interest as of March 31, 2019 and December 31, 2018, is appropriately reflected as zero on the accompanying unaudited consolidated statements of stockholders’ equity.

NOTE 4. INVESTMENTS

Certain assets held through Willow Oak Asset Management, LLC, Enterprise Diversified, Inc., or EDI Real Estate, LLC do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investments in Alluvial Fund, LP, Bonhoeffer Fund, LP, and Willow Oak Select Fund, LP are measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy in accordance with FASB ASC 820-10. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. Due to the nature of the Huckleberry Real Estate Fund II, LLC investment, the investment is measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for this investment are not readily observable, this investment is valued using Level 3 inputs. The following investments are remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
March 31, 2019
Alluvial Fund, LP	$7,028,297	$—	$2,078,383	$9,106,680
Bonhoeffer Fund, LP	12,479		146	12,625
Willow Oak Select Fund, LP	20,368	—	—	20,368
Huckleberry Real Estate Fund II, LLC	468,750	—	212,631	681,381
Total	$7,529,894	$—	$2,291,160	$9,821,054

	Cost Basis	Accrued Fees	Unrealized Gain	Fair Value
December 31, 2018
Alluvial Fund, LP	$7,023,676	$—	$1,422,812	$8,446,488
Huckleberry Real Estate Fund II, LLC	468,750	—	—	468,750
Total	$7,492,426	$—	$1,422,812	$8,915,238

During the three months ended March 31, 2019, the Company recognized $212,631 of realized gains. These realized gains were the result of the Company's investment in the Huckleberry Real Estate Fund II, LLC. These gains are included in the other segment revenue on the accompanying unaudited consolidated statement of operations. This compares to the period ended March 31, 2018, when the Company recognized $229 of realized gains. These realized gains were the result of reinvested management fee shares earned through various fee share agreements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its investments at fair value at the end of each reporting period. See description of these investments in Note 4 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
March 31, 2019
Huckleberry Real Estate Fund II, LLC	$—	$—	$681,381	$—	$681,381
Alluvial Fund, LP	—	—	—	9,106,680	9,106,680
Bonhoeffer Fund, LP	—	—	—	12,625	12,625
Willow Oak Select Fund, LP	—	—	—	20,368	20,368
Total investments	$—	$—	$681,381	$9,139,673	$9,821,054

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2018
Huckleberry Real Estate Fund II, LLC	—	—	468,750	—	468,750
Alluvial Fund, LP	—	—	—	8,446,488	8,446,488
Total investments	$—	$—	$468,750	$8,446,488	$8,915,238

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held in the home services segment. As described further in Note 1, this adjustment was the result of a general under performance of previously acquired HVAC and plumbing businesses.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for sale” from “held for investment” as part of a portfolio redirection that will reduce high-interest debt. See Note 3 for more information.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998. This adjustment was the result of repair and improvement expenses exceeding the current market value of the property and write downs of previously capitalized improvements made by prior management.

As discussed in Note 3, in January 2018, Mt Melrose, LLC completed its first acquisition of 44 residential and other income-producing real properties for a total purchase price of $3,956,389. Additionally, in June 2018, Mt Melrose, LLC completed its second acquisition of 69 residential and other income-producing real properties for a total purchase price of $5,174,722. The total purchase price, along with transaction expenses, was allocated to the land and buildings acquired based on their relative fair values. The fair values of the land and buildings were determined using Level 3 inputs, namely comparable properties within the Lexington, Kentucky, region.

The Company analyzes the carrying value of property and equipment and lease right-of-use assets on an annual basis or whenever events or changes in circumstances indicate potential impairments.

NOTE 6. PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2019, and December 31, 2018, consisted of the following:

	2019	2018
Automobile	$294,029	$294,029
Building	836,827	836,827
Computers and equipment	172,068	172,068
Furniture and fixtures	102,337	102,337
Land	145,000	145,000
	1,550,261	1,550,261
Less accumulated depreciation	(299,816)	(259,916)
Property and equipment, net	$1,250,445	$1,290,345

As the Company continues to right-size real estate operations, as of March 31, 2019, and as of December 31, 2018, management has identified $73,212 of Mt Melrose vehicles and equipment as held for sale.

Depreciation expense was $39,900 for the three months ended March 31, 2019, and $41,967 for the period ended March 31, 2018. Included in these amounts are $6,388 and $7,804 for the periods ended March 31, 2019 and 2018, respectively, of depreciation expense related to personal property used in real estate segment rental operations. The depreciation expense related to personal property is included in the real estate segment cost of goods sold amount on the accompanying unaudited condensed consolidated statements of income. The decrease in depreciation expense is due to the transfer of various Mt Melrose vehicles and equipment to “held for sale”, which resulted in them no longer being actively depreciated.

The building held through Mt Melrose, LLC is a multipurpose warehouse space located in Lexington, Kentucky. As of the three month period ended March 31, 2019, the cost basis of the warehouse and land it sits on is $981,827. In the quarterly period ended December 31, 2018, our management concluded it would adopt an outsourced property management model for New Mt Melrose. Management, therefore, determined that the warehouse was no longer needed for operations and should be divested. It is currently held for sale.

	March 31, 2019	December 31, 2018
Mt Melrose - real estate held for sale	$2,047,927	$2,278,865
Mt Melrose - equipment and vehicles held for sale	73,212	73,212
EDI Real Estate - real estate held for sale	40,047	40,047
Total assets held for sale	$2,161,186	$2,392,124

NOTE 7. REAL ESTATE

Mt Melrose, LLC

As of the period ended March 31, 2019, and as of the year ended December 31, 2018, the Mt Melrose portfolio of properties included the following units:

Mt Melrose	March 31, 2019	December 31, 2018
Units occupied or available for rent	98	98
Vacant units being prepared for rent	15	15
Total units held for investment	113	113

Residential and commercial units	43	48
Vacant lots	5	9
Total units held for resale	48	57

Units held for investment consist of single-family and multi-family residential rental units. The leases in effect for the occupied Mt Melrose units as of the period ended March 31, 2019, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Units held for sale consist of single-family units, multi-family units, commercial properties, and undeveloped lots of land. Note that as of December 31, 2018, some of the Mt Melrose multi unit properties were reported in aggregate based on management's intention with the property as a whole.  In the table above, the December 31, 2018 unit numbers have been updated for comparison purposes to the March 31, 2019 unit numbers, and to reflect management's current intentions with each unit.

As of the period ended March 31, 2019, and as of the year ended December 31, 2018, the Mt Melrose portfolio of properties was carried at the following amounts on the accompanying unaudited condensed consolidated balance sheets:

Mt Melrose	March 31, 2019	December 31, 2018
Total real estate held for investment	$9,209,666	$9,049,945
Accumulated depreciation	(211,141)	(159,514)
Real estate held for investment, net	$8,998,525	$8,890,431

Real estate held for resale	$2,047,927	$2,278,865

For the period ended March 31, 2019, depreciation expense on the Mt Melrose portfolio of properties was $51,627. This compares to depreciation expense for the period ended March 31, 2018, when depreciation expense on the Mt Melrose portfolio of properties was $39,802.

During the period ended March 31, 2019, Mt Melrose sold five residential properties and four vacant lots for gross proceeds of $121,850. This compares to their carrying value of $85,938, which resulted in a net gain of $35,912. Mt Melrose did not sell any properties in the period ended March 31, 2018.

Mt Melrose did not purchase any properties during the period ended March 31, 2019. The increase in real estate held for investment from December 31, 2018, was due to the transfer of land from real estate held for sale, as well as through capital improvements made during the period ended March 31, 2019. This compares to the period ended March 31, 2018, when Mt Melrose purchased a total of 17 properties for a gross purchase price of $1,282,500. The majority of these purchases resulted in a note payable.

Subsequent to March 31, 2019, Mt Melrose sold ten residential properties and one vacant lot for a gross sales price of $494,249. Compared to the cost basis of these properties at the time of sale, this resulted in an approximate net gain of $29,444.

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose (as defined in Note 3 above), the parties mutually agreed to terminate the above-discussed Master Real Estate Asset Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor Mt Melrose, LLC have any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement. A third-party property manager has been engaged, as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income.

EDI Real Estate, LLC

As of the period ended March 31, 2019, and as of the year ended December 31, 2018, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	March 31, 2019	December 31, 2018
Units occupied or available for rent	6	6
Vacant units being prepared for rent	3	3
Total units held for investment	9	9

Vacant lots held for resale	3	3

The leases in effect, as of the period ended March 31, 2019, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	March 31, 2019	December 31, 2018
Total real estate held for investment	$717,456	$710,022
Accumulated depreciation	(112,880)	(107,576)
Real estate held for investment, net	$604,576	$602,446

Real estate held for resale	$40,047	$40,047

For the period ended March 31, 2019, depreciation expense on the EDI Real Estate portfolio of properties was $5,304. This compares to depreciation expense for the period ended March 31, 2018, when depreciation expense on the EDI Real Estate portfolio of properties was also $5,304.

During the period ended March 31, 2019, EDI Real Estate did not sell any properties. This compares to the period ended March 31, 2018, when EDI Real Estate sold two residential properties for gross proceeds of $62,000. This compares to their carrying value of $69,033, which resulted in a net loss of $7,033.

EDI Real Estate did not purchase any properties in the period ended March 31, 2019 or March 31, 2018. The increase in real estate held for investment from December 31, 2018, was due to capital improvements made during the period ended March 31, 2019.

Future Minimum Rental Revenues

The future anticipated minimum rental revenues based on leases in place as of March 31, 2019, for both Mt Melrose, LLC and EDI Real Estate, LLC are as follows:

2019	$242,355
2020	16,034
2021	—
Total	$258,389

NOTE 8. NOTES PAYABLE

Notes payable at March 31, 2019, and December 31, 2018, consist of the following:

	Interest Rates	Average Term	2019	2018
Interest-bearing amounts due on traditional mortgages on real estate held through Mt Melrose, LLC	4.38% - 5.75%	14 years	$4,469,150	$4,505,139
Interest-bearing amounts due on hard money loans on real estate held through Mt Melrose, LLC	10.00% - 13.00%	2 years	2,385,327	2,379,851
Interest-bearing amount due on promissory note on Mt Melrose warehouse	8.00%	1 year	300,000	—
Interest-bearing amounts due on promissory notes through Mt Melrose, LLC	10.00%	1 year	134,404	131,279
Non-interest-bearing amount due on promissory notes through Mt Melrose, LLC	0.00%	1 year	118,270	118,270
Non-interest-bearing amount due on promissory note through HVAC Value Fund, LLC	0.00%	1 year	100,000	100,000
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	0.00% - 4.90%	5 years	40,408	55,797
Vehicle loans through HVAC Value Fund, LLC	5.99%	5 years	50,896	53,638
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	381,569	384,304
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	137,600	137,600
Less accrued interest			(179,909)	(134,623)
Less current portion			(1,690,934)	(1,161,663)
Long-term portion			$6,246,781	$6,569,592

To further summarize, the remaining notes payable amounts held as of March 31, 2019, were subject to the below interest rates:

0.00%	$232,133
4.00% - 4.99%	1,981,060
5.00% - 5.99%	2,947,100
6.00 - 6.99%	137,600
8.00 - 8.99%	300,000
10.00% - 13.00%	2,519,731
Total	$8,117,624

The timing of future payments of notes payable are as follows as of March 31, 2019:

2019	$1,572,677
2020	1,725,291
2021	171,021
2022	317,936
2023 and thereafter	4,330,699
Total	$8,117,624

HVAC Value Fund typically structures acquisitions where a portion of the purchase price is held back and is subject to certain conditions. These notes payable may or may not bear interest. Of the six acquisitions made by HVAC Value Fund during 2016 and 2017, five resulted in notes payable to the seller. As of December 31, 2018, all of these notes have been paid in full. As of March 31, 2019, one line of credit remains open through the home services segment. This line of credit is held with Steven L. Kiel, an ENDI director. Additional debt held through the home services segment includes loans for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans require monthly payments through May 2023 and hold annual interest rates of 5.99%.

During the quarter ended September 30, 2017, EDI Real Estate, LLC issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. Additionally, during the quarter ended September 30, 2018, EDI Real Estate, LLC issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years.

During the quarter ended March 31, 2019, the Company issued a promissory note secured by the Mt Melrose commercial warehouse.  The note carries an annual interest rate of 8%, pays interest quarterly, and is due upon successful sale of the warehouse with early payoff permitted.

Under the Cash Flow Agreement described under Note 3 above, the Company’s wholly owned subsidiary, Mt Melrose, LLC, assumed responsibility for Old Mt. Melrose’s (as defined in Note 3 above) monthly payments of interest and/or principal under the outstanding debt secured by the real properties acquired under the above-described Master Real Estate Asset Purchase Agreement, among other operating expenses. These notes began to mature during the current quarter, with the last note extending until January 2042. Some of these loans are interest only while others accrue interest that is due in full with a final balloon payment. The debt secured by the real properties has varying annual interest rates from 4.375% to 13%. Additionally, the interest rates on $2,934,495 of the debt secured by the real properties are subject to change not more than once each year or once each five-year period (based on the individual debt agreement) based on an index rate plus a margin ranging from 0.25 to 3.25 percentage points. For annually adjusted interest rates, the index rate is calculated as the highest or the lenders' Prime Rate as published in the Wall Street Journal. For rates adjusted each five-year period, the index rate is calculated as the average yield of the five-year U.S. Treasury Securities adjusted to a constant maturity as published in the Federal Reserve Statistical Release. As of the period ended March 31, 2019, a total of $6,854,477 of debt is secured by real properties through Mt Melrose, LLC.

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

NOTE 9. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the period ended March 31, 2019 and 2018, bad debt expense was $8,540 and $9,661, respectively. The decrease in accounts receivable is the result of decreased sales through our home services segment. As of the period ended March 31, 2019, and for the year ended December 31, 2018, accounts receivable consisted of the following:

	2019	2018
Gross accounts receivable	$217,318	$245,096
Less allowance for doubtful accounts	(59,133)	(50,048)
Accounts receivable, net	$158,185	$195,048

NOTE 10. SEGMENT INFORMATION

As of March 31, 2019, the Company has five business units with separate management and reporting infrastructures that offer different products and services. The five business units have been aggregated into the following reportable segments: Asset Management, Real Estate, Internet, Home Services, and Other.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. Additional reorganizations were made as of January 1, 2019, in order to appropriately reflect the similarities in the Company's real estate operations. The “Mt Melrose” and Legacy “Real Estate” segments are now referred to collectively as “Real Estate”, and the “HVAC” segment is now referred to as “Home Services.” “Corporate”, and other additional investments now are combined under “Other Operations.” The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships. The real estate segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The home services segment includes revenue and expenses derived from the management of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses from nonrecurring investment opportunities such as Huckleberry Real Estate Fund II, LLC. Additionally, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The internet segment includes revenue generated by operations in both the United States and Canada. In the period ended March 31, 2019, the internet segment generated revenue of $260,258 in the United States and revenue of $14,644 in Canada. This compares to the period ended March 31, 2018, where the internet segment generated revenue of $282,459 in the United States and revenue of $19,277 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended March 31, 2019 and 2018.

Three months ended March 31, 2019	Asset Management	Real Estate	Internet	Home Services	Other	Consolidated

Revenues	$696,980	$182,506	$274,902	$357,077	$212,631	$1,724,096
Cost of revenue	—	163,143	87,613	221,488	—	472,244
Operating expenses	123,464	104,408	63,269	274,434	194,920	760,495
Other income (expense)	7,039	(128,126)	392	(790)	3,897	(117,588)
Comprehensive income (loss)	580,555	(213,171)	124,412	(139,635)	21,608	373,769
Goodwill	—	—	212,445	1,024,591	—	1,237,036
Identifiable assets	9,288,203	13,056,773	405,593	1,515,344	1,184,962	25,450,875

Three months ended March 31, 2018	Asset Management	Real Estate	Internet	Home Services	Other	Consolidated

Revenues	$284,705	$253,663	$301,736	$625,839	$—	$1,465,943
Cost of revenue	—	216,223	71,147	488,675	—	776,045
Operating expenses	27,873	207,441	69,778	310,870	372,841	988,803
Other income (expense)	11,075	31,519	29,796	(4,681)	266	67,975
Comprehensive income (loss)	267,907	(138,482)	190,607	(178,387)	(372,575)	(230,930)
Goodwill	—	—	212,445	1,779,549	—	1,991,994
Identifiable assets	10,333,980	13,426,410	415,311	2,434,884	294,557	26,905,142

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of the period ended March 31, 2019, we have two leases classified as operating leases and five classified as finance leases.  Our operating leases are for warehouse and office facilities for HVAC Value Fund, LLC and for office space for Willow Oak Asset Management, LLC. The leases have remaining terms expiring from 2019 through 2021 and a weighted average remaining lease term of 1.9 years.  The right-of-use assets and corresponding lease liabilities for the Company's operating leases are reported separately on the accompanying unaudited condensed consolidated balance sheets. Our finance leases are for home services vehicles and equipment with remaining terms expiring from 2019 through 2020 and a weighted average remaining lease term of 1.1 years.  Many of our existing leases have fair value renewal options, none of which have been considered certain of being exercised or included in the minimum lease term.  The right-of-use assets and corresponding lease liabilities for the Company's financing leases are recorded within property and equipment and notes payable on the accompanying unaudited condensed consolidated balance sheets, respectively. Discount rates used in the calculation of our lease liability was approximately 6.7%.  In addition, the Company is the lessor for facility space in New York that it sublets to other tenants; the sublease expires in 2020 with the operating lease.

Lease costs for the three months ended March 31, 2019 consisted of the following:

Finance lease costs:
Amortization of ROU assets	$13,107
Interest on lease liabilities	—
Operating lease cost	26,319
Sublease income	(7,039)
Total lease costs	$32,387

A maturity analysis of our operating leases is as follows:

2019	$75,131
2020	86,380
2021	13,005
Total	174,516

Discount factor	(10,464)
Lease liability	164,052
Amounts due within 12 months	(100,515)
Long-term lease liability	$63,537

A maturity analysis of our financing leases is as follows:

2019	$34,219
2020	6,190
Total	40,409

Lease liability	40,409
Amounts due within 12 months	(37,094)
Long-term lease liability	$3,315

Other Commitments

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

The Company agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction. Arquitos Capital Partners, LP, which is managed by our director Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial to replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

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

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed purchase agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the purchase agreement.

On January 10, 2018, New Mt Melrose and Old Mt. Melrose entered into a certain Cash Flow Agreement (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the purchase agreement described above, the parties agreed that as of and from and after January 10, 2018, until such time as the parties consummated the relevant closing as to each real property under the purchase agreement, Old Mt. Melrose would assign to New Mt Melrose all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and New Mt Melrose would assume Old Mt. Melrose’s responsibility for payment of certain of the costs and expenses attributable to such real property.

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

Based on the number of properties then outstanding for purchase under the purchase agreement at September 30, 2018, New Mt Melrose was obligated under the Cash Flow Agreement as of September 30, 2018, for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $10,568 per month, (ii) insurance of $1,073 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $7,461 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate. However, as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018, between New Mt Melrose and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations under the Cash Flow Agreement.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of March 31, 2019, other than those previously mentioned related to the asset management segment, home services, and real estate segments.

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

NOTE 12. SHARE ADJUSTMENT, CANCELLATION AND SALE OF TREASURY SHARES, AND REVERSE STOCK SPLIT

Cancellation and Sale of Treasury Shares

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

CUSIP Number

The Company’s CUSIP number changed on the FINRA Effective Date as a result of the Reverse Stock Split. The new CUSIP number is 293706 107.

NOTE 13. SUBSEQUENT EVENTS

As previously reported in our Current Report on Form 8-K filed with the SEC on May 6, 2019, changes concerning certain of the Company's executive officers and a director were made effective on Tuesday, April 30, 2019. Effective on this date, G. Michael Bridge resigned as the Chief Executive Officer and a director of the Company, and Rodney E. Lake resigned as the Chief Operating Officer and the corporate secretary of the Company.

Management has evaluated all subsequent events from March 31, 2019, through the date the unaudited condensed consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the quarter ended March 31, 2019. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operates under five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate and investment activity that is not considered to be one of our primary lines of business. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. Additional reorganizations were made as of January 1, 2019 in order to appropriately reflect the similarities in the Company's real estate operations. The “Mt Melrose” and Legacy “Real Estate” segments are now referred to collectively as “Real Estate”, and the “HVAC” segment is now referred to as “Home Services.” “Corporate”, and other additional investments now are combined under “Other Operations”. The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships. The real estate segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The home services segment includes revenue and expenses derived from the management of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses from nonrecurring investment opportunities such as Huckleberry Real Estate Fund II, LLC. Additionally, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Asset Management Operations

ENDI created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). The asset management segment has been a growth area for the Company since its inception. Capital reallocations continue to be made to the subsidiary with long-term investment strategies being the primary focus. Willow Oak is an asset management platform oriented to the value-investing community. Value investing and knowledge of the global value-investing community are core competencies of the Company. Willow Oak intends to apply its core competencies to become a hub for the value-investing community with various forms of affiliations with respected value investment managers. Such affiliations to date include fund seeding and reinvestments, fund launching, portfolio management, and fund management. The Company intends to actively expand its Willow Oak platform with additional affiliations and services that enhance the value of the Willow Oak platform to all affiliated funds. Willow Oak currently operates one internal fund, Willow Oak Select Fund, LP, and has contractual affiliations with seven other respected value-oriented funds and managers.

As previously reported in our Current Reports on Form 8-K filed with the SEC on September 19, 2016, and December 30, 2016, respectively, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private partnership that was launched on January 1, 2017. Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Under the Agreement, Willow Oak Asset Management and Coolidge are the sole members of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. On August 1, 2018, Willow Oak, through a newly organized, wholly owned subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Select Fund focuses on investing in securities worldwide based upon internally generated ideas and curated “best ideas” submitted by various third-party fund managers comprising the Willow Oak fund manager alliance, some of whom may be affiliated with Willow Oak and/or the Company.

Willow Oak launched its fund management services (“FMS”) offering to external funds on November 1, 2018, when it signed a consulting services agreement with Arquitos Capital, a domestic and an offshore private investment fund controlled by Steven Kiel, a Company director. Willow Oak also provides FMS to the Bonhoeffer Fund and Willow Oak Select Fund. FMS consists of services not typically provided by traditional third-party providers to the hedge fund industry, including: access to the Willow Oak network, investor relations and marketing, administration and compliance, interface to traditional service providers, standard tools and best practices repository, and access to Willow-Oak-vetted third-party providers. Willow Oak offers FMS in consideration for a combination of fixed fees and a fee share. We believe we are uniquely situated to provide FMS to private hedge funds with a value-investing framework because our management and board of directors have extensive experience launching and managing value-oriented hedge funds. This experience enables us to focus on providing services that typically only the fund manager or in-house staff have the expertise to provide. FMS frees up managers to focus more time on the management of their investment portfolio. Joining the Willow Oak network also provides FMS customers with access to investment ideas from other Willow Oak network managers.

Real Estate Operations

The Company operates its real estate operations through Mt Melrose, LLC and EDI Real Estate, LLC. Mt Melrose, LLC is a wholly owned subsidiary that currently owns and operates a portfolio of residential and other income-producing real estate in Lexington, Kentucky, that was acquired pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”). On January 10, 2018, Mt Melrose, LLC (“New Mt Melrose”) completed its first acquisition of 44 real properties under the agreement, and on June 29, 2018, Mt Melrose, LLC completed its second acquisition of 69 additional real properties under the agreement. However, during the quarterly period then ended December 31, 2018, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement and no further acquisitions were consummated. A third-party property manager has been engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management has determined that it is necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose has begun to sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income. As of March 31, 2019, approximately $1.8 million of debt is secured by properties intended for sale. Upon completion of its right-sizing efforts, management expects New Mt Melrose to continue to own a sizable portfolio of income-producing properties in Lexington, Kentucky.

Legacy real estate operations include activity from a real estate investment portfolio held through EDI Real Estate, LLC. The portfolio, primarily located in the Roanoke area of Virginia, includes residential properties and vacant land. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as vacant properties currently listed for sale.

Internet Operations

The Company operates its internet operations through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services and support to customers in the United States and Canada.

Home Services Operations

The Company operates its home services operations through HVAC Value Fund, LLC, a wholly owned subsidiary focused on the management of HVAC and plumbing companies in Arizona. As of December 31, 2017, HVAC Value Fund had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all asset allocations made by management are final and all earn-outs have been paid in full as of December 31, 2018.

Other Operations

Other operations include investment activity and corporate activity that is not considered to be one of the Company’s primary lines of business. Investment activity includes activity from various nonrecurring investment opportunities, such as the Company’s investment in Huckleberry Real Estate Fund II, LLC, and its financing arrangement with Triad Guaranty, Inc.

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. ENDI may also invest in marketable securities through the corporate segment.

Summary of Financial Performance

Common stockholders’ equity increased from $15,915,651 at December 31, 2018, to $16,289,420 at March 31, 2019. This change was attributable to $580,555 of comprehensive income in the asset management segment, $124,412 of comprehensive income in the internet segment, and $21,608 of comprehensive income in other segments, and was partially offset by $139,635 of comprehensive loss in the home services segment, and $213,171 of comprehensive loss in the real estate segment. Corporate expenses for the three months ended March 31, 2019 totaled $194,920.

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

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
ASSETS
Cash and equivalents	$525,935	$459,680	$284,593	$280,958
Accounts receivables, net	158,185	195,048	431,970	439,904
Investments, at fair value	9,821,054	8,915,238	10,519,544	10,200,149
Real estate, total	11,691,075	11,811,789	11,619,448	11,185,601
Goodwill and other assets	3,254,626	3,137,697	6,354,881	6,099,339
Total assets	$25,450,875	$24,519,452	$29,210,436	$28,205,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$293,275	$240,703	$444,090	$454,221
Accrued expenses	550,602	418,196	221,893	213,286
Deferred revenue	215,811	213,647	213,383	227,476
Notes payable and other liabilities	8,101,767	7,731,255	8,773,111	7,954,270
Total liabilities	9,161,455	8,603,801	9,652,477	8,849,253
Total stockholders’ equity	16,289,420	15,915,651	19,557,959	19,356,698
Total liabilities and stockholders’ equity	$25,450,875	$24,519,452	$29,210,436	$28,205,951

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

As of the year ended December 31, 2018, Willow Oak holds a direct investment in the Alluvial Fund, LP. In accordance with GAAP, for financial reporting purposes, these investment gains and losses are reported as revenue on the accompanying unaudited consolidated statement of operations. This treatment can result in reporting negative revenue numbers. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services.

During the quarter ended March 31, 2019, the asset management segment produced $696,980 of revenue. Cost of revenue was $0 and operating expenses totaled $123,464. Other income attributable to the asset management segment totaled $7,039. Other income was primarily attributable to a sublease arrangement for shared office space in New York City. The comprehensive income for the quarter ended March 31, 2019, totaled $580,555. This compares to the quarter ended March 31, 2018, when the asset management segment produced $284,705 of revenue, cost of revenue was $0, and operating expenses totaled $27,873. Additionally, other income for the quarter ended March 31, 2018, was $11,075 and total comprehensive income for the quarter ended March 31, 2018, was $267,907. The increase in revenue is due to market volatility and the application of specific GAAP revenue recognition rules as noted above. The increase in operating expenses is due to additional marketing and salary expenses incurred as part of the Company’s efforts to build and expand this subsidiary.

As of the quarter ended March 31, 2019, the fair value of long-term investments held through the asset management segment totaled $9,139,673. This compares to the fair value of long-term investments held at December 31, 2018, which totaled $8,446,488. This increase in investments is attributable to positive Alluvial Fund performance during the quarter ended March 31, 2019, and to Company reinvestments into both the Bonhoeffer Fund and Willow Oak Select Fund.

Real Estate Operations

Mt Melrose Operations

Through Mt Melrose, as of March 31, 2019, the Company owns a total of 161 units consisting of 113 units held for investment and 48 units held for sale as noted below:

Mt Melrose	March 31, 2019	December 31, 2018
Units occupied or available for rent	98	98
Vacant units being prepared for rent	15	15
Total units held for investment	113	113

Residential and commercial units	43	48
Vacant lots	5	9
Total units held for resale	48	57

Units held for investment consist of single-family and multi-family residential rental units. The leases in effect as of the period ended March 31, 2019, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Units held for sale consist of single-family units, multi-family units, commercial properties, and undeveloped lots of land. Note that as of December 31, 2018, some of the Mt Melrose multi unit properties were reported in aggregate based on management's intention with the property as a whole.  In the table above, the December 31, 2018 unit numbers have been updated for comparison purposes to the March 31, 2019 unit numbers, and to reflect management's current intentions with each unit.

As of the period ended March 31, 2019, and as of the year ended December 31, 2018, the Mt Melrose portfolio of properties was carried at the following amounts on the accompanying unaudited condensed consolidated balance sheets:

Mt Melrose	March 31, 2019	December 31, 2018
Total real estate held for investment	$9,209,666	$9,049,945
Accumulated depreciation	(211,141)	(159,514)
Real estate held for investment, net	$8,998,525	$8,890,431

Real estate held for resale	$2,047,927	$2,278,865

For the period ended March 31, 2019, depreciation expense on the Mt Melrose portfolio of properties was $51,627. This compares to depreciation expense for the period ended March 31, 2018, when depreciation expense on the Mt Melrose portfolio of properties was $39,802.

During the period ended March 31, 2019, Mt Melrose sold five residential properties and four vacant lots for gross proceeds of $121,850. This compares to their carrying value of $85,938, which resulted in a net gain of $35,912. Mt Melrose did not sell any properties in the period ended March 31, 2018.

Mt Melrose did not purchase any properties during the period ended March 31, 2019. The increase in real estate held for investment from December 31, 2018, was due to the transfer of land from real estate held for sale, as well as through capital improvements made during the period ended March 31, 2019. This compares to the period ended March 31, 2018, when Mt Melrose purchased a total of 17 properties for a gross purchase price of $1,282,500. The majority of these purchases resulted in a note payable.

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for sale” from “held for investment” as part of a portfolio redirection that will reduce high-interest debt.

EDI Real Estate Operations

Through EDI Real Estate, as of March 31, 2019, the Company owns a total of 12 units consisting of nine units held for investment and three vacant lots held for sale as noted below:

EDI Real Estate	March 31, 2019	December 31, 2018
Units occupied or available for rent	6	6
Vacant units being prepared for rent	3	3
Total units held for investment	9	9

Vacant lots held for resale	3	3

Units held for investment consist of single-family residential rental units.

The leases in effect, as of the period ended March 31, 2019, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	March 31, 2019	December 31, 2018
Total real estate held for investment	$717,456	$710,022
Accumulated depreciation	(112,880)	(107,576)
Real estate held for investment, net	$604,576	$602,446

Real estate held for resale	$40,047	$40,047

For the period ended March 31, 2019, depreciation expense on the EDI Real Estate portfolio of properties was $5,304. This compares to depreciation expense for the period ended March 31, 2018, when depreciation expense on the EDI Real Estate portfolio of properties was also $5,304.

During the period ended March 31, 2019, EDI Real Estate did not sell any properties. This compares to the period ended March 31, 2018, when EDI Real Estate sold two residential properties for gross proceeds of $62,000. This compares to their carrying value of $69,033, which resulted in a net loss of $7,033.

EDI Real Estate did not purchase any properties in the period ended March 31, 2019 or March 31, 2018. The increase in real estate held for investment from December 31, 2018, was due to capital improvements made during the period ended March 31, 2019.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998.

For the period ended March 31, 2019, the entire real estate segment generated rental revenue of $182,506. The cost of rental revenue totaled $163,143. Operating expenses for the period ended March 31, 2019, were $104,408. Other expenses totaled $128,126 and comprehensive loss for the period ended March 31, 2019, totaled $213,171. This compares to the period ended March 31, 2018, when revenue was $253,663 and cost of revenue totaled $216,223. Operating expenses were $207,441, other income totaled $31,519, and total comprehensive loss was $138,482. The decrease in revenue was attributable to additional sales of held-for-sale properties made through EDI Real Estate during the quarter ended March 31, 2018. Total revenue from real estate held for investment remains comparable.

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

Revenue attributed to the internet segment during the period ended March 31, 2019, totaled $274,902 and cost of revenue totaled $87,613. Operating expenses for the segment totaled $63,269 for the period ended March 31, 2019, and other income totaled $392. Total comprehensive income for the internet segment was $124,412 for the period ended March 31, 2019. This compares to the period ended March 31, 2018, when revenue totaled $301,736, cost of revenues totaled $71,147, operating expenses were $69,778, other income was $29,796, and comprehensive income was $190,607. Other income for the segment is the result of the sale of various blocks of IP addresses.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

As of March 31, 2019, we have a total of 7,919 customer accounts across the U.S. and Canada. This compares to the period ended March 31, 2018, when we had a total of 8,599 customer accounts. As of March 31, 2019, approximately 64% of our revenue is driven by internet access services, with the remaining 36% being earned though web hosting and other storage services.

Approximately 91% of our customer accounts are U.S. based, while 9% are Canada based. Revenue generated by our U.S. customers totaled $260,258 and revenue generated by our Canadian customers totaled $14,644 during the period ended March 31, 2019. This compares to revenue generated by our U.S. customers of $282,459 and revenue generated by our Canadian customers of $19,277 during the period ended March 31, 2018.

Home Services Operations

During the period ended March 31, 2019, our home services operations generated revenue of $357,077, cost of revenue totaled $221,488, and operating expenses totaled $274,434. Other expenses for the period ended March 31, 2019, totaled $790. The comprehensive loss for our home services operations for the period ended March 31, 2019, totaled $139,635. This compares to the period ended March 31, 2018, when the segment generated revenue of $625,839, cost of revenue totaled $488,675, operating expenses totaled $310,870, other expenses were $4,681, and the comprehensive loss for the period was $178,387.

Included in other expenses for the year ended December 31, 2018, is a goodwill impairment expense of $754,958. The impairment is the result of lost revenues and a general under performance of previously acquired HVAC and plumbing businesses.

Other Operations

In the period ended March 31, 2019, the other segments produced $212,631 of revenue attributed to the investment in the Huckleberry Real Estate Fund, II, $3,897 of other income primarily related to interest earned on the Triad DIP loan, and corporate expenses totaled $194,920. This resulted in a total comprehensive income of $21,608 for the period ended March 31, 2019. This compares to other income produced of $266, corporate expenses of $372,841, and a total comprehensive loss of $372,575 during the period ended March 31, 2018. Expenses were higher during the period ended March 31, 2018, compared to the period ended March 31, 2019, due to additional legal, accounting, and consulting expenses incurred in conjunction with the Mt Melrose closings and related matters. Additionally, higher salary expenses were being allocated to corporate as of the period ended March 31, 2018. These payroll expenses are now being allocated to the asset management segment.

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

Cash and equivalents totaled $525,935 at the quarter ended March 31, 2019, compared to $459,680 at year-end December 31, 2018. The Company intends to continue to build up cash reserves moving forward. Real estate held for investment increased to $9,603,101 at the quarter ended March 31, 2019, compared to $9,492,877 at year-end December 31, 2018, and real estate held for sale decreased to $2,087,974 at the quarter ended March 31, 2019, compared to $2,318,912 at year-end December 31, 2018. The Company expects to continue making improvements to real estate held for investment, while also continuing to monetize assets held for sale. Property and equipment also decreased to $1,250,445 at the quarter ended March 31, 2019, from $1,290,345 at year-end December 31, 2018. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time. Total notes payable increased to $8,117,624 from $7,865,878 during the same time period. The Company expects to pay down approximately $1.8 million of this debt by monetizing held-for-sale assets.

The Company currently believes that our existing balances of cash, cash equivalents, cash generated from operations, and cash from the sale of portions of our real estate portfolio will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future. The Company did acquire long-term debt with the Mt Melrose acquisitions; however, the debt is collateralized by the real properties that were also acquired.

The aging of accounts receivable as of March 31, 2019 and December 31, 2018 is as shown:

	March 31, 2019	December 31, 2018
Current	$152,310	$131,508
30 – 60 days	5,875	26,667
60 + days	—	36,873
Total	$158,185	$195,048

We have no material capital expenditure requirements.

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

Also through the asset management segment, an operating lease on office space in New York City commenced on October 1, 2017. This lease extends through September 30, 2020.

Through the home services segment, an operating lease on warehouse and office space in Scottsdale, Arizona, commenced on May 1, 2018. This lease extends through May 31, 2021. Also through the home services segment, multiple financing leases were acquired as part of the most recent acquisition that occurred during the quarter ended March 31, 2017. These obligations include leases on various vehicles and equipment that extend through 2020.

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

As previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed purchase agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the purchase agreement.

On January 10, 2018, New Mt Melrose and Old Mt. Melrose entered into a certain Cash Flow Agreement (the “Cash Flow Agreement”), pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the purchase agreement described above, the parties agreed that as of and from and after January 10, 2018, until such time as the parties consummated the relevant closing as to each real property under the purchase agreement, Old Mt. Melrose would assign to New Mt Melrose all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and New Mt Melrose would assume Old Mt. Melrose’s responsibility for payment of certain of the costs and expenses attributable to such real property.

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

Based on the number of properties then outstanding for purchase under the purchase agreement at September 30, 2018, New Mt Melrose was obligated under the Cash Flow Agreement as of September 30, 2018, for (i) monthly payments of interest and/or principal under the outstanding debt secured by such real properties in the aggregate amount of $10,568 per month, (ii) insurance of $1,073 per month, (iii) estimated annualized obligations for real property taxes with respect to such real properties in the aggregate amount of approximately $7,461 per year, and (iv) ordinary recurring expenses of operating such real properties that are expected to be immaterial in aggregate. However, as previously reported in our Current Report on Form 8-K filed with the SEC on November 5, 2018, pursuant to that certain Termination of Cash Flow Agreement entered into effective November 1, 2018, between New Mt Melrose and Old Mt. Melrose, the parties mutually agreed to terminate the above-discussed Cash Flow Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations under the Cash Flow Agreement.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of March 31, 2019, other than those previously mentioned related to the asset management, home services, and real estate segments.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

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

Investment Company Act of 1940 Matters

As previously reported in our periodic reports beginning with our Form 10-Q for the quarter ended June 30, 2017, as of June 30, 2017, the Company’s “investment securities” (as defined in the Investment Company Act of 1940, “1940 Act”) exceeded 40% of the value of its total assets (exclusive of government securities and cash items). The Company is not primarily engaged, and does not presently propose to primarily engage, in the business of investing, reinvesting, or trading in securities. As has been previously reported, the Board of Directors of the Company elected to eliminate any uncertainty in regard to the Company’s status under the 1940 Act, and confirmed pursuant to Rule 3a-2 adopted under the 1940 Act that the Company had a bona fide intent to be engaged primarily, as soon as was reasonably possible and in any event by the end of the one-year period beginning June 30, 2017, in various lines of business not constituting investment securities, including, but not necessarily limited to, internet services, home services, and real estate. As has been previously reported, the Company developed an internal operational plan (the “Plan”) setting forth detailed and specific potential steps to use the Company’s capital and assets to grow certain operational lines of business. The Plan also encompassed the Company’s previously reported acquisitions of a portfolio of residential and other income-producing real estate from Mt. Melrose, LLC (for further information about our real estate acquisitions, see Note 3 to the Accompanying Unaudited Consolidated Financial Statements for the period ended March 31, 2019). As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our completion of a second acquisition of such real estate properties on June 29, 2018, resulted in investment securities falling below 40% of our total assets as of such time, prior to the end of the one-year “safe harbor period” noted in the 1940 Act. The Company’s investment securities continued not to exceed 40% of the value of its total assets as of March 31, 2019.

Item 6.	Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Stockholders’ Equity (unaudited) as of March 31, 2019 and December 31, 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: May 10, 2019	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Executive Chairman)

Date: May 10, 2019	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)