Form 10-Q
period 2019-06-30
ENTERPRISE DIVERSIFIED, INC.
filed 2019-08-12
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of August 12, 2019 is 2,544,776.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$542,856	$435,726
Accounts receivable, net	20,212	58,263
Inventory	—	120,940
Other current assets	25,100	95,095
Current assets - held for resale	195,548	232,363
Total current assets	783,716	942,387
Long-term Assets
Real estate - held for investment, net	598,460	9,492,877
Real estate - held for resale	822,904	2,318,912
Property and equipment, net	11,141	1,019,742
Property and equipment - held for resale	—	73,212
Goodwill, net	212,445	212,445
Note receivable	177,199	169,406
Long-term investments, at fair value or net asset value	9,735,274	8,915,238
Lease right-of-use assets	73,826	—
Other assets	74,311	74,664
Long-term assets - held for resale	—	1,300,569
Total long-term assets	11,705,560	23,577,065
Total assets	$12,489,276	$24,519,452
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$161,357	$165,495
Accrued bonus	21,879	90,444
Accrued expenses	54,199	112,983
Accrued interest	4,683	134,623
Deferred revenue	217,020	210,212
Lease liability, current	28,389	—
Notes payable, current	576,095	1,002,965
Other current liabilities - held for resale	219,693	317,487
Total current liabilities	1,283,315	2,034,209
Long-term Liabilities
Lease liability, net of current portion	47,271	—
Notes payable, net of current portion	500,855	6,518,854
Other long-term liabilities - held for resale	—	50,738
Total long-term liabilities	548,126	6,569,592
Total liabilities	1,831,441	8,603,801
Stockholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,625,282 shares issued; 2,544,776 shares outstanding	328,160	328,160
Additional paid-in-capital	27,718,308	27,718,308
Treasury stock, at cost, 80,506 common shares	(511,901)	(511,901)
Accumulated other comprehensive income	3,054	3,054
Accumulated deficit	(16,879,786)	(11,621,970)
Total stockholders' equity	10,657,835	15,915,651
Total liabilities and stockholders' equity	$12,489,276	$24,519,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2019	2018	2019	2018
Revenues - asset management	$589,180	$(92,773)	$1,286,160	$191,932
Revenues - real estate	218,599	218,418	401,105	472,081
Revenues - internet operations	265,917	297,587	540,819	599,323
Revenues - other	—	—	212,631	—
Total revenues	1,073,696	423,232	2,440,715	1,263,336
Cost of revenues - real estate	164,130	143,630	327,373	359,853
Cost of revenues - internet operations	83,243	80,580	170,856	151,727
Total cost of revenues	247,373	224,210	498,229	511,580
Gross profit - asset management	589,180	(92,773)	1,286,160	191,932
Gross profit - real estate	54,469	74,788	73,732	112,228
Gross profit - internet operations	182,674	217,007	369,963	447,596
Gross profit - other	—	—	212,631	—
Total gross profit	826,323	199,022	1,942,486	751,756
Selling, general and administrative expenses	680,381	525,809	1,166,336	1,203,743
Income (loss) from operations	145,942	(326,787)	776,150	(451,987)
Loss on sale of subsidiary	(3,519,053)	—	(3,519,053)	—
Impairment expense	(239,365)	—	(239,365)	—
Interest expense	(120,306)	(129,859)	(279,729)	(243,114)
Other income, net	10,317	27,449	52,942	71,472
Total other income (loss)	(3,868,407)	(102,410)	(3,985,205)	(171,642)
Income (loss) from continuing operations before income taxes	(3,722,465)	(429,197)	(3,209,055)	(623,629)
Income tax benefit	—	—	—	—
Income (loss) from continuing operations	(3,722,465)	(429,197)	(3,209,055)	(623,629)
Income (loss) from discontinued operations, net of taxes	(1,270,371)	32,626	(1,410,005)	(145,761)
Net income (loss)	(4,992,836)	(396,571)	(4,619,060)	(769,390)
Less: net income (loss) attributable to the noncontrolling interest	—	(142,388)	—	(371,835)
Net income (loss) attributable to Enterprise Diversified, Inc. stockholders	$(4,992,836)	$(254,183)	$(4,619,060)	$(397,555)
Earnings (loss) per share from continuing operations, basic	(1.96)	(0.11)	(1.82)	(0.17)
Earnings (loss) per share, diluted	(1.96)	(0.11)	(1.82)	(0.16)
Earnings (loss) per share from discontinued operations, basic and diluted	(0.50)	0.01	(0.55)	(0.06)
Weighted average number of shares, basic	2,544,776	2,384,902	2,544,776	2,378,096
Weighted average number of shares, diluted	2,544,776	2,389,432	2,544,776	2,434,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30		For the six months ended June 30
	2019	2018	2019	2018
Net income (loss)	$(4,992,836)	$(396,571)	$(4,619,060)	$(769,390)
Other comprehensive income (loss), net of tax:	—	—	—	—
Comprehensive income (loss)	(4,992,836)	(396,571)	(4,619,060)	(769,390)
Less: comprehensive loss attributable to the noncontrolling interest	—	(142,388)	—	(371,835)
Comprehensive income (loss) attributable to Enterprise Diversified, Inc. stockholders	$(4,992,836)	$(254,183)	$(4,619,060)	$(397,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other			Total
	Common		Paid In	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$—	$15,915,651
Net income (loss)	—	—	—	—	—	373,769	—	373,769
Balance March 31, 2019	2,544,776	328,160	27,718,308	(511,901)	3,054	(11,248,201)	—	16,289,420
Net income (loss)	—	—	—	—	—	(4,992,836)	—	(4,992,836)
Effects of deconsolidation	—	—	—	—	—	(638,749)	—	(638,749)
Balance June 30, 2019	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(16,879,786)	$—	$10,657,835

			Additional		Accumulated Other			Total
	Common		Paid In	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2017	2,262,672	$294,527	$23,538,493	$(544,571)	$3,054	$(7,400,848)	$—	$15,890,655
Net income (loss)	—	—	—	—	—	(143,372)	(87,559)	(230,931)
Contributed capital	120,601	15,075	1,643,196	—	—	—	—	1,658,271
Initial accounting of VIE	—	—	—	—	—	—	4,047,623	4,047,623
Net equity distribution for asset acquisition	—	—	—	—	—	—	(2,158,270)	(2,158,270)
Balance March 31, 2018	2,383,273	309,602	25,181,689	(544,571)	3,054	(7,544,220)	1,801,794	19,207,348
Net income (loss)	—	—	—	—	—	(254,183)	(142,388)	(396,571)
Contributed capital	148,159	18,520	2,389,044	—	—	—	—	2,407,564
Net equity distribution for asset acquisition	—	—	—	—	—	—	(1,861,643)	(1,861,643)
Adjustment for rounding of reverse stock split	—	4	(4)	—	—	—	—	—
Balance June 30, 2018	2,531,432	$328,126	$27,570,729	$(544,571)	$3,054	$(7,798,403)	$(202,237)	$19,356,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2019 and 2018

	2019	2018
Cash flows (used in) from operating activities:
Net income (loss) from continuing operations	$(3,209,055)	$(623,629)
Net income (loss) from discontinued operations	(1,410,005)	(145,761)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deconsolidation of assets and liabilities from sale of subsidiary	(149,425)	—
Loss on sale of subsidiary	3,519,053	—
Write-down of long-term assets	167,818	40,000
Depreciation and amortization	148,815	120,462
Gain on long-term investments	(1,415,906)	(178,530)
Bad debt expense	93,749	16,029
(Gain) loss on sale of real estate	(16,932)	11,931
(Gain) loss on disposal of property and equipment	11,938	—
(Increase) decrease in:
Accounts receivable, net	(5,175)	3,157
Inventory	—	—
Notes receivable	(7,793)	—
Other current assets	(6,525)	(192,743)
Increase (decrease) in:
Accounts payable	5,399	153,564
Accrued expenses	(90,372)	(102,055)
Deferred revenue	8,564	3,402
Accrued interest	103,909	145,583
Net cash flows (used in) continuing operations	(841,938)	(602,829)
Net cash flows (used in) from discontinued operations	(88,430)	(163,871)
Net cash flows (used in) operating activities	(930,368)	(766,700)
Cash flows from (used in) investing activities:
Proceeds from investments	693,805	—
Purchases of investments	(44,089)	(12,717)
Net purchases and sales of real estate	772,850	(196,445)
Improvements to real estate	(105,204)	(1,439,720)
Proceeds from sale of subsidiary	100,000	—
Proceeds from sale of inventory	4,160	—
Proceeds from sale of domain names	—	29,163
Issuance of notes receivable	—	(98,983)
Collections from notes receivable	—	226,000
Purchases of property and equipment	—	(949,974)
Capitalized loan fees	—	—
Subsidiary acquisitions	—	(552,644)
Net cash flows (used in) from continuing operations	1,421,522	(2,995,320)
Net cash flows (used in) from discontinued operations	—	(1,112)
Net cash flows from (used in) from investing activities	1,421,522	(2,996,432)
Cash flows from financing activities:
Principal payments on note payable	(651,379)	(89,937)
Proceeds from notes payable	300,000	885,593
Net cash flows (used in) from continuing operations	(351,379)	795,656
Net cash flows (used in) from discontinued operations	(32,645)	(48,625)
Net cash flows (used in) from financing activities	(384,024)	747,031
Net increase (decrease) in cash	107,130	(3,016,101)
Cash and cash equivalents at beginning of the period	435,726	3,297,059
Cash and cash equivalents at end of the period	$542,856	$280,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six Months Ended June 30, 2019 and 2018

	2019	2018
Non-cash and other supplemental information:
Transfer of property, plant and equipment to held for resale	$822,829	$—
Transfer of real estate held for investment to real estate held for resale	$145,000	$—
Effects of adoption of new lease guidance	$73,826	$—
Continuing operations cash paid for interest	$279,729	$243,114
Discontinued operations supplemental information	$70,826	$69,433
Assets and debt consolidated as part of subsidiary acquisition	$—	$1,006,600
Assumption of debt in subsidiary acquisition	$—	$4,565,277
Asset acquisition equity activity	$—	$4,065,834
Real estate held for investment acquired through debt obligations	$—	$1,033,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Lines of Business

Enterprise Diversified, Inc. (formerly White Dove Systems, Inc., Interfoods Consolidated, Inc., and then Sitestar Corporation) was incorporated in Nevada on December 17, 1992. On June 1, 2018, the Company amended its Articles of Incorporation to change the name of the Company to “Enterprise Diversified, Inc.” Unless the context otherwise requires, and when used in this Report, the “Company,” “ENDI,” “we,” “our,” or “us” refers to Enterprise Diversified, Inc. and its subsidiaries.

During the period ended June 30, 2019, the Company operated through five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate operations and investment activity that is not considered to be one of our primary lines of business. As of January 1, 2019, legacy real estate operations, previously reported under Other Operations, are now being reported under the Real Estate Operations segment. As of the period ended June 30, 2019, and for all prior periods presented, home services operations are reported as discontinued operations. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

Note Regarding Recent Transactions

On May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed an asset sale transaction of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment as well as the obligations to service all of the subsidiary’s customer accounts going forward. As consideration for the transaction, Rooter Hero will pay monthly royalties for the next sixty months following the closing, calculated on the basis of revenue received from the customer accounts sold. Under such royalty arrangements, the Company will receive 7.5% of monthly revenue generated from qualified sales during the first year, and 5% of monthly revenue during years two through five. The operations of Specialty Contracting Group, LLC are considered a component of, and the sale reflects a major strategic shift in, the Company’s business.  As such, Specialty Contracting Group, LLC historical operations are now classified as “discontinued operations” in the Company’s financial statements. See Note 3 for more information.

Additionally, on June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont now owning the other 65% membership interest. While the operations of Mt Melrose, LLC are considered a component of the Company’s business, the sale did not represent a major strategic shift in the Company’s business. While we deconsolidated the operations of Mt Melrose LLC on June 27, 2019 as a result of no longer having a controlling financial interest, Mt Melrose LLC’s historical operations continue to be reflected as “continuing operations” in the Company’s financial statements. See Note 4 for more information.

Note Regarding Historic Consolidation of Old Mt. Melrose

Previously, as of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose (as defined below) was a “variable interest entity” because the seller’s equity interests in Old Mt. Melrose were not effective in determining whether the seller or New Mt Melrose (as defined below) had a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement were deemed to be variable interests in Old Mt. Melrose. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been allocated accordingly on the unaudited condensed consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018.

However, as of November 1, 2018, pursuant to a certain Termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement, New Mt Melrose no longer had a controlling financial interest in Old Mt. Melrose and was no longer considered Old Mt. Melrose’s primary beneficiary. Consequently, as of November 1, 2018, the Company no longer consolidates the fair values of the assets and liabilities of Old Mt. Melrose, and the balance of noncontrolling interest as of December 31, 2018, is appropriately reflected as zero on the accompanying unaudited consolidated statements of stockholders’ equity. See Note 5 for additional information.

Asset Management Operations

Enterprise Diversified, Inc. created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”).

In 2016, the Company agreed to make a seed investment totaling $10 million through Willow Oak in Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017. Under a side letter agreement between Willow Oak, Alluvial Fund, and the fund’s general partner, Willow Oak may not make a full withdrawal from its capital account prior to a date five years after the effective date of the side letter agreement. However, on January 1, 2018, pursuant to an amendment to the side letter agreement dated December 15, 2017, the Company caused $3.0 million to be withdrawn from Alluvial Fund in order to partially fund the Company’s acquisition of real estate from Old Mt. Melrose (as defined below). Alluvial Fund focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize.

Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement and Willow Oak receives 50% of all performance and management fees earned by the general partner. Bonhoeffer Fund utilizes a value-oriented approach to invest in undervalued businesses worldwide that show evidence of compound mispricings, miscategorized business classifications, or are in a state of distress and/or transition exhibiting recurring revenue.

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit, and liaison to third-party service providers. As consideration for the services, Arquitos pays Willow Oak a fixed fee and a fee share.

Real Estate Operations

ENDI created a wholly owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), on January 10, 2018, which has acquired a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, formerly an ENDI director. On January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky. On June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky. The Company accounted for the first and second purchases of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases) following the guidance contained in ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). On June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC.  The Company deconsolidated the operations of Mt Melrose, LLC on June 27, 2019 as a result of no longer having a controlling financial interest.  See Notes 4 and 5 for more information.

Pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Master Real Estate Asset Purchase Agreement. A third-party property manager was engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management determined that it was necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose began to immediately sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income.

In an effort to expedite the optimization of the Mt Melrose portfolio, management determined that a dedicated operator was necessary to manage the subsidiary. On June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont now owning the other 65% membership interest.  See Note 4 for more information.

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of June 30, 2019, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes nine residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke area of Virginia. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as a vacant property being prepared for rent.

Internet Operations

The Company operates its internet segment through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Home Services Operations

Prior to May 24, 2019, Company operated its home services segment through its wholly owned subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC). Specialty Contracting Group was focused on the management of HVAC and plumbing companies in Arizona. The Company, along with JNJ Investments, LLC, an unaffiliated third party, organized and launched Specialty Contracting Group, LLC on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016.

As of December 31, 2017, Specialty Contracting Group had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all asset allocations made by management are final and all earn-outs have been paid in full as of December 31, 2018.

On May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed an asset sale transaction of its Home Services Operations to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of Specialty Contracting Group’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment as well as the obligations to service all of the subsidiary’s customer accounts going forward. As consideration for the transaction, Rooter Hero will pay monthly royalties for the next sixty months following the closing, calculated on the basis of revenue received from the customer accounts sold. Under such royalty arrangements, the Company will receive 7.5% of monthly revenue generated from qualified sales during the first year, and 5% of monthly revenue during years two through five.  See Note 3 for more information.

Other Operations

Other operations include investment activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main business units that comprise other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying unaudited consolidated financial statements.

Huckleberry Real Estate Fund Investment

On January 30, 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. On May 14, 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly owned subsidiary of the Company. Under the fund’s operating agreement, the fund’s managing member shall have sole discretion regarding the amounts and timing of any distributions to the members of the fund. The carrying value of this investment included in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019, and December 31, 2018, is $0 and $468,750, respectively. The decrease in carrying value period over period was due to return of capital that was received prior to June 30, 2019. During the quarter ended March 31, 2019, a gain of $212,631 was recognized as revenue through other segments on the accompanying unaudited condensed consolidated statements of operations.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including: Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Mt Melrose, LLC (“New Mt Melrose”) prior to the loss of control resulting from the sale of 65% of the equity in New Mt. Melrose on June 27, 2019 (see Note 4), Specialty Contracting Group, LLC prior to its asset sale on May 24, 2019 (see Note 3), Sitestar.net, Inc., and EDI Real Estate, LLC. Additionally, during the period from January 10, 2018, through September 30, 2018, the accompanying unaudited consolidated financial statements include the accounts of Old Mt. Melrose, which was, at that time, determined to be a variable interest entity.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2018 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018.

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

Investments

The Company holds various recurring investments through its asset management and real estate segments. Additionally, one-time investments can be held and reported under the Company’s “other” segment. Assets held through these segments do not have a readily determinable value as these investments are not publicly traded, nor do they have published sales records. These investments are remeasured to fair value on a recurring basis. See Note 6 for more information.

As of June 30, 2019, the Company also holds its remaining 35% investment in Mt Melrose, LLC through its real estate segment. The Company has determined that its remaining equity investment does not have a readily determinable fair value and will account for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. When fair value becomes determinable, the investment will be marked to fair value on a periodic basis.

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

Equipment (in years)	7
Building improvements (in years)	15
Buildings (in years)	27.5 - 39

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

During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held through the home services segment. As noted above, various qualitative factors were considered before preparing a quantitative analysis. Qualitatively, a general under performance of previously acquired home services businesses triggered the quantitative analysis. As part of the quantitative analysis, management estimated the fair value of the home services segment at the enterprise level using a discounted cash flow approach. The results were then tested for reasonableness using a market approach by analyzing comparable firms’ growth rates, margins, capital expenditures, and working capital requirements. During the period ended June 30, 2019, included in the amount recorded as a loss on the sale of Specialty Plumbing Group, LLC’s assets, is an additional goodwill write-down in the amount of $1,024,592. This write-down eliminated all remaining goodwill previously held under the home services segment.

Intangible assets consist of domain names attributed to the internet segment. The Company owns 228 domain names, of which 106 are available for sale. These domains are valued at historical cost. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

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

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for sale” from “held for investment” as part of a portfolio redirection. See Note 5 for more information. Recent tax assessments, valuations, and local real estate agents were used to value this portfolio of held-for-sale properties. During the period ended June 30, 2019, prior to the loss of control and deconsolidation of Mt Melrose, LLC (see Note 4), an impairment adjustment of $126,827 was recorded on the commercial warehouse in Lexington, Kentucky in order to properly reflect market value for a pending sale as of the period ended June 30, 2019.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998. During the period ended June 30, 2019, an impairment adjustment of $39,972 was recorded on the remaining vacant lots held for sale through EDI Real Estate, LLC in order to properly reflect market value as of the period ended June 30, 2019.  The geographic location and lack of surrounding infrastructure has significantly hindered sales efforts of these lots.

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

Leases

As of the period ended March 31, 2019 the Company adopted ASU No. 2016-02, “Leases” (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Accordingly, at the inception of a contract we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  Rent expense is recognized on a straight-line basis over the lease term; for finance leases, a portion of rent expense is classified as interest expense.

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combines lease and non-lease elements of their leases.  Lease ROU assets are included in other long-term assets, financed lease assets are included in property and equipment, and lease liabilities are included in other current and long-term liabilities in the unaudited condensed consolidated balance sheets.

Revenue Recognition

Asset Management and Other Investment Revenue

The Company earns revenue from investments through various fee share and consulting agreements, as well as through realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded and paid out monthly and are included in revenue on the accompanying unaudited condensed consolidated statements of operations. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying unaudited condensed consolidated statements of operations. Consulting fees are billed out monthly after services have been performed. As long-term investments do not qualify as available-for-sale securities, long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

Management notes that the structure of these arrangements leaves a very low possibility for nonperformance. While the amount of revenue varies from month to month, collectability is very high. No contract assets or liabilities are recognized or incurred.

Additionally, the Company earns revenue from direct investments in various funds, primarily the Alluvial Fund.  Due to the nature of the investment, the company follows investment company GAAP rules for revenue recognition.  This results in the unrealized gains and losses within the fund being recognized as revenue, or a decrease in revenue, on the accompanying unaudited condensed consolidated statements of operations.

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

Home Services Revenue

Prior to the sale on May 24, 2019, the Company performs HVAC and plumbing service repairs and installs HVAC units for its customers through its home services segment. Revenue is recognized upon completion of the installation or service call. Sales are adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveys with the installation of a new unit. There is also a two-year assurance warranty on newly installed parts and equipment that is honored by the manufacturer. If an installation is performed over multiple days, then it is accounted for using work-in-process (WIP) accounting in accordance with GAAP. Contract progress is measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts are typically completed within one month’s time. A small portion of revenue is from the sale of annual service agreements. Revenue attributable to these agreements is appropriately recognized over the life of the agreement.

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or real estate rental services to be performed. Revenue is recognized when performance obligations have been met.

Income Taxes

Income taxes are accounted for under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ended December 31, 2018, December 31, 2017, and December 31, 2016, are open to potential IRS examination.

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

Other Comprehensive Income

Other comprehensive income is the result of the previous impact of foreign currency translations related to the Company’s operations in Canada.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 842, Leases. ASU No. 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance, effective January 1, 2019, using the following practical expedients:

●	The Company did not reassess if any expired or existing contracts are leases or contain leases

●	The Company did not reassess the classification of any expired or existing leases

●	The Company did not reassess whether the classification of existing costs associated with expired or existing leases should be classified as initial direct costs

Additionally, the Company made ongoing accounting policy elections whereby it (i) does not recognize right-of-use (ROU) assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combines lease and non-lease elements of our leases.

Upon adoption of the new guidance on January 1, 2019, the Company recorded a ROU asset of approximately $184,000 (net of existing deferred rent liability) and recognized a lease liability of approximately $186,000, with no resulting cumulative effect adjustment to retained earnings.

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

In January 2017, the FASB issued ASU No. 2017-01 “Clarifying the Definition of a Business” (Topic 805). The amendments in the update provide a screen to determine when a set is not a business. If the screen is not met, the amendments in the update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Lastly, the amendments in the update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; earlier adoption was permitted under certain criteria. The Company adopted this ASU on January 1, 2018. While this ASU did not have a material effect on the Company’s financial statements on the date of adoption, the Company did follow the new guidance in determining that its acquisition of properties from Old Mt. Melrose in January 2018 was an asset acquisition. See Note 5 for additional information.

NOTE 3. HOME SERVICES SUBSIDIARY ASSET SALE

On May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed an asset sale transaction of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment as well as the obligations to service all of the subsidiary’s customer accounts going forward. As consideration for the transaction, Rooter Hero will pay monthly royalties for the next sixty months following the closing, calculated on the basis of revenue received from the customer accounts sold. Under such royalty arrangements, the Company will receive 7.5% of monthly revenue generated from qualified sales during the first year, and 5% of monthly revenue during years two through five.

As reported in prior periods, the home services subsidiary had failed to meet approved budgets and had under-performed since its inception in 2016. Management noted that the largely decentralized management approach was not a good fit for this industry, and the extensive operating requirements were not conducive to smaller company capacities. The cyclical nature of the business also resulted in unpredictable cash flows, which created immediate and significant needs for additional Company resources. Due to the past performance of the company, management determined that additional resources should not be allocated to this subsidiary.

The decision was made to exit the business during the quarter ended June 30, 2019. The operations of Specialty Contracting Group, LLC are considered a component of, and the sale reflects a strategic shift in, the Company’s business.  As such, Specialty Contracting Group, LLC historical operations are now classified as discontinued operations in our financial statements. The asset sale of the home services subsidiary resulted in an initial pre-tax loss of $1,158,733, which has been included on the accompanying unaudited condensed consolidated statements of operations in discontinued operations and under the home services segment for the period ended June 30, 2019. The loss from discontinued operations has been determined using the “Loss Recovery Approach”.  This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable”, defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets.  Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would be most prudent not to attempt to value the contingent consideration.  This resulted in assigning the contingent consideration a current valuation of zero.  As the royalties are deemed probable, they will be subsequently recognized as a “gain from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded.

A breakdown of discontinued assets and liabilities as reported on the face of the accompanying unaudited condensed financial statements for the periods ended June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019 (unaudited)	December 31, 2018
Cash and cash equivalents	$23,025	$23,954
Accounts receivable	51,896	136,785
Other current assets	120,627	71,624
Total current assets - held for resale	195,548	232,363

Property and equipment, net	—	270,603
Goodwill	—	1,024,591
Other long-term assets	—	5,375
Total long-term assets - held for resale	—	1,300,569

Accounts payable	151,004	75,208
Accrued expenses	2,490	80,146
Other current liabilities	66,199	3,435
Notes payable, current	—	158,698
Total current liabilities - held for resale	219,693	317,487

Notes payable, long-term - held for resale	—	50,738
Total long-term liabilities - held for resale	$—	$50,738

A breakdown of the initial recorded pre-tax loss as reported on the accompanying unaudited condensed consolidated statements of operations as of the period ended June 30, 2019 is presented below.  Asset and liability values used in the calculation represent the company's carrying value as of the date of sale, May 24, 2019.

Sale of vehicles, equipment, and furniture, net of depreciation	$230,578
Write down of remaining goodwill	1,024,592
Total carrying value of assets sold	1,255,170

Vehicle and equipment notes payable assumed by the buyer	76,791
Service agreements assumed by the buyer	19,646
Total carrying value of liabilities assumed	96,437

Net loss on sale of subsidiary, pre-tax	$1,158,733

A reconciliation of discontinued operations as reported on the accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2019 and June 30, 2018 is as follows:

	For the three months ended June 30		For the six months ended June 30
	2019	2018	2019	2018
Revenues	$318,886	$1,019,667	$675,963	$1,645,506
Cost of revenues	211,384	634,308	432,872	1,122,983
Gross profit	107,502	385,359	243,091	522,523
Selling, general and administrative expenses	215,381	359,015	489,814	669,885
Loss on sale of subsidiary	1,158,733	—	1,158,733	—
Other income (expense), net	(3,759)	6,282	(4,549)	1,601
Total other income (expense)	(1,162,492)	6,282	(1,163,282)	1,601
Net income (loss) reported as discontinued operations	$(1,270,371)	$32,626	$(1,410,005)	$(145,761)

NOTE 4. SALE OF CONTROLLING INTEREST IN REAL ESTATE SUBSIDIARY

Transaction

On June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC, a Delaware limited liability company (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont now owning the other 65% membership interest.

The Company had grown uncomfortable with the extreme amounts of high priced debt that the subsidiary had taken on since January 2018 outside of the original purchase agreement. There were significant principal payments due over the next 12 months at the subsidiary level that the portfolio's cash flows could not offset and the Company’s corporate entity was unwilling to pay. As reported in previous quarterly and annual reports, on November 1, 2018, management implemented a right-sizing strategy for the Mt Melrose portfolio. This strategy included the hiring of a dedicated third-party property manager, a restructuring of overhead expenses, the divestiture of non-cash flowing properties, and a focus on refinancing high interest debt. The property manager was now responsible for all day to day operations including, but not limited to: tenant relations and communications, property repairs and renovations, vacancy marketing, and turnover procedures. This allowed management to remain passive operationally, and focus on property sales and refinancing opportunities. Subsequent to the sale on June 27, 2019, the property manger continues to fulfill the day to day operational responsibilities, and Woodmont Lexington continues to act on management's right-sizing efforts by liquidating non-cash flowing properties and pursuing refinancing options.

In connection with the transaction, the Company and Woodmont entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC dated June 27, 2019 (the “A&R LLC Agreement”).  The A&R LLC Agreement sets forth the general terms and conditions governing the arrangements between the two members.  The A&R LLC Agreement provides that the business and affairs of Mt Melrose will be managed exclusively by one or more managers; and Woodmont is designated as the sole manager.  In addition, the Company has expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose; and with respect to any matters requiring a vote of the members, the Company will vote with (i.e., the same as) Woodmont. This arrangement allows the Company to maintain its passive management structure, while still owning a significant portion of the partnership.

Under the terms of the A&R LLC Agreement, distributions of cash, from whatever source, may be made to the members at such times, and in such amounts, as the manager determines; provided, however, that any such distributions will be made in accordance with the following priorities: (i) distribution of amounts up to a cumulative total of $2,000,000 will be made pro rata in accordance with the members’ respective membership interests; (ii) then, distribution of cumulative amounts in excess of $2,000,000 and up to $3,000,000 will be made 67% to the Company and 33% to Woodmont; and (iii) thereafter, distribution of cumulative amounts in excess of $3,000,000 will be made pro rata in accordance with the members’ respective membership interests.

Deconsolidation Due to Transfer of Control

Prior to the sale of Mt Melrose interest, the Company owed 100% of the membership interests in Mt Melrose, LLC and controlled the entity by virtue of its voting interests. As a result, the Company consolidated Mt Melrose under the “voting interests” (“VOE”) consolidation model.

By virtue of the revised LLC operating agreement, and the aforementioned standstill agreement, Woodmont is the sole “manager” responsible for all management and operating decisions of Mt Melrose. Management determined that as of June 30, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose and will no longer consolidate Mt Melrose. All activity prior to the deconsolidation event has been included on the accompanying unaudited condensed consolidated statements of operations for the period ended June 30, 2019 in continuing operations and under the real estate segment. Simultaneously, as of June 30, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets. The Company’s remaining 35% interest will now be accounted for as a single investment on the Company’s reported financial statements.

Accounting for Remaining Mt Melrose Investment

The Company adopted ASU 2016-01 effective January 1, 2018. ASU 2016-01 generally requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. However, entities are able to elect a measurement alternative for equity investments that do not have a “readily determinable fair value”. The Company has determined that its equity investment in Mt Melrose does not have a readily determinable fair value at the time of deconsolidation. Under this alternative, the Company will measure the Mt Melrose investment at its implied fair value and assess it for impairment at each reporting date, or more often if indication of a potential impairment exists.  When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment will be marked to fair value on a periodic basis.  Future dividends will be recognized as income and returns of capital recognized as a reduction in the Company’s investment when and if received.

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC, the inherent value of the retained 35% interest is $53,846.  This amount is included under the long-term investment amount on the accompanying unaudited condensed consolidated balance sheet for the period ended June 30, 2019.

Effective on June 27, 2019, the Company recognized a loss on the partial sale of Mt Melrose in the amount of $3,519,053, which has been reported separately on the accompanying unaudited condensed consolidated statements of operations in continuing operations and under the other segment for the period ended June 30, 2019. The amount of the loss is based upon the value of the Company’s remaining interest in the subsidiary, less the Company’s previous carrying value of the subsidiary.

NOTE 5. ASSET ACQUISITION OF REAL ESTATE PROPERTIES

Historical Acquisition

On December 10, 2017, the Company entered into a certain Master Real Estate Asset Purchase Agreement (the “Purchase Agreement”) with Mt. Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”), that owned and managed a portfolio of residential real estate in Lexington, Kentucky. Old Mt. Melrose was owned by Jeffrey I. Moore (“Moore”), a former Company director.

On January 10, 2018, the Company's wholly-owned subsidiary, Mt Melrose, LLC (“New Mt Melrose”), completed the first acquisition of 44 residential and other income-producing real properties under the Purchase Agreement for a total purchase price of $3,956,389, which consisted of $500,000 in cash, 120,602 shares of common stock valued at $1,658,270, and the assumption of $1,798,119 of existing debt.

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

On June 29, 2018, New Mt Melrose completed the second acquisition of 69 residential and other income-producing real properties under the Purchase Agreement for a total purchase price of $5,174,722, which consisted of 148,158 shares of common stock valued at $2,407,564, and the assumption of $2,767,158 of existing debt.

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

Pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose has any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Purchase Agreement. A third-party property manager was engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management determined that it was necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose began to immediately sell various properties with an emphasis on selling properties that have high-interest-rate loans and do not produce income.

In an effort to expedite the optimization of the Mt Melrose portfolio, management determined that a dedicated operator was necessary to manage the subsidiary. On June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont now owning the other 65% membership interest.  See Note 4 for more information.

Historical Variable Interests

As of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose was a “variable interest entity” because Moore’s equity interests in Old Mt. Melrose were not effective in determining whether Moore or New Mt Melrose had a controlling financial interest, and that New Mt Melrose’s rights under a certain Cash Flow Agreement that had been entered into on January 10, 2018 with Old Mt. Melrose (the “Cash Flow Agreement”) were deemed to be variable interests in Old Mt. Melrose. At those times, the Company had determined that New Mt Melrose was the primary beneficiary of Old Mt. Melrose since substantially all of Old Mt. Melrose’s activities had been conducted on behalf of New Mt Melrose and because New Mt Melrose may have been required to provide financial support to Old Mt. Melrose under the Cash Flow Agreement. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been allocated accordingly on the unaudited condensed consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018. As noted on the unaudited condensed consolidated statements of stockholders’ equity during those quarters, the ending noncontrolling interest allocated to the variable interest entity represented the remaining equity held by Old Mt. Melrose for properties that had not yet been acquired under the Purchase Agreement. The ending noncontrolling interest amount also included any income or loss generated by the remaining properties that were to be acquired under the Purchase Agreement for the period then ended.

As of November 1, 2018, pursuant to termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement noted above, New Mt Melrose was no longer the primary beneficiary of Old Mt. Melrose. Additionally, as of November 1, 2018, New Mt Melrose no longer had a controlling financial interest in Old Mt. Melrose. Consequently, as of November 1, 2018, the Company no longer consolidates the fair values of the assets and liabilities of Old Mt. Melrose, and the balance of noncontrolling interest as of June 30, 2019 and December 31, 2018, is appropriately reflected as zero on the accompanying unaudited consolidated statements of stockholders’ equity.

NOTE 6. INVESTMENTS

Certain assets held through Willow Oak Asset Management, LLC, Enterprise Diversified, Inc., Mt Melrose, LLC (prior to the loss of control resulting from the sale of 65% of the equity in New Mt Melrose on June 27, 2019 (see Note 4)), or EDI Real Estate, LLC do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investments in Alluvial Fund, LP, Bonhoeffer Fund, LP, and Willow Oak Select Fund, LP are measured using net asset value (NAV) as the practical expedient and are exempt from the fair value hierarchy in accordance with FASB ASC 820-10. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. Due to the nature of the Mt Melrose, LLC and Huckleberry Real Estate Fund II, LLC investments, the investment is measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for these investments are not readily observable, these investments are valued using Level 3 inputs. The following investments are remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.

	Cost Basis	Unrealized Gain (Loss)	Fair Value
June 30, 2019
Alluvial Fund, LP	$7,032,936	$2,625,670	$9,658,606
Willow Oak Select Fund, LP	22,132	690	22,822
Mt Melrose, LLC	53,846	—	53,846
Total	$7,108,914	$2,626,360	$9,735,274

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2018
Alluvial Fund, LP	$7,023,676	$1,422,812	$8,446,488
Huckleberry Real Estate Fund II, LLC	468,750	—	468,750
Total	$7,492,426	$1,422,812	$8,915,238

NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its investments at fair value at the end of each reporting period. See description of these investments in Note 6 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
June 30, 2019
Alluvial Fund, LP	$—	$—	$—	$9,658,606	$9,658,606
Willow Oak Select Fund, LP	—	—	—	22,822	22,822
Total investments	$—	$—	$—	$9,681,428	$9,681,428

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2018
Huckleberry Real Estate Fund II, LLC	$—	$—	$468,750	$—	$468,750
Alluvial Fund, LP	—	—	—	8,446,488	8,446,488
Total investments	$—	$—	$468,750	$8,446,488	$8,915,238

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

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for sale” from “held for investment” as part of a portfolio redirection intended to reduce high-interest debt. See Note 5 for more information. During the period ended June 30, 2019, an impairment adjustment of $126,827 was recorded on the commercial warehouse in Lexington, Kentucky in order to properly reflect market value for a pending sale as of the period ended June 30, 2019.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998. This adjustment was the result of repair and improvement expenses exceeding the current market value of the property and write downs of previously capitalized improvements made by prior management. During the period ended June 30, 2019, an impairment adjustment of $39,972 was recorded on the remaining vacant lots held for sale through EDI Real Estate, LLC in order to property reflect market value as of the period ended June 30, 2019.

As discussed in Note 5, in January 2018, Mt Melrose, LLC completed its first acquisition of 44 residential and other income-producing real properties for a total purchase price of $3,956,389. Additionally, in June 2018, Mt Melrose, LLC completed its second acquisition of 69 residential and other income-producing real properties for a total purchase price of $5,174,722. The total purchase price, along with transaction expenses, was allocated to the land and buildings acquired based on their relative fair values. The fair values of the land and buildings were determined using Level 3 inputs, namely comparable properties within the Lexington, Kentucky, region.

As discussed in Note 4, the Company’s ongoing equity investment in Mt Melrose, LLC is carried at cost under the alternative approach, and will be assessed for impairment at each balance sheet date.

The Company analyzes the carrying value of property and equipment and lease right-of-use assets on an annual basis or whenever events or changes in circumstances indicate potential impairments.

NOTE 8. PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2019, and December 31, 2018, consisted of the following:

	2019	2018
Building	$—	$836,827
Computers and equipment	17,330	17,330
Furniture and fixtures	3,000	90,919
Land	—	145,000
	20,330	1,090,076
Less accumulated depreciation	(9,189)	(70,334)
Property and equipment, net	$11,141	$1,019,742

Depreciation expense was $23,127 for the three months ended June 30, 2019, and $44,038 for the period ended June 30, 2018. Included in these amounts are $421 and $13,011 for the periods ended June 30, 2019 and 2018, respectively, of depreciation expense related to personal property used in real estate segment rental operations. The depreciation expense related to personal property is included in the real estate segment cost of goods sold amount on the accompanying unaudited condensed consolidated statements of income. The decrease in depreciation expense is due to the sale of the home services vehicles and equipment during the period ended June 30, 2019.

As of the period ended June 30, 2019, management has identified the commercial warehouse, carried at $822,829 as of period end, as real estate held for resale. This compares to the year ended December 31, 2018, when management reported $73,212 of vehicles and equipment as held for resale and $2,318,912 of real estate as held for resale.

The building owned by the Company is a multipurpose warehouse space located in Lexington, Kentucky. This building was previously owned by Mt Melrose, LLC, but was excluded from the June 27, 2019 sale and remains with the Company. During the period ended June 30, 2019, management reclassified the building as "held for resale" based on management's intentions given the Mt Melrose equity sale that occurred on June 27, 2019. During the period ended June 30, 2019, an impairment adjustment of $126,827 was recorded on the commercial warehouse in Lexington, Kentucky to properly reflect market value for a pending sale as of the period ended June 30, 2019. In the quarterly period ended December 31, 2018, management concluded it would adopt an outsourced property management model for New Mt Melrose. Management, therefore, determined that the warehouse was no longer needed for operations and should be divested.

	June 30, 2019	December 31, 2018
Real estate held for resale	$822,904	$2,318,912
Equipment and vehicles held for resale	—	73,212
Total assets held for resale	$822,904	$2,392,124

NOTE 9. REAL ESTATE

Mt Melrose, LLC

As described in Note 4, management determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on the accompanying unaudited condensed consolidated statements of operations for the period ended June 30, 2019 under the real estate segment. Simultaneously, as of June 30, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2018, however, Mt Melrose did have a controlling financial interest. The consolidated Mt Melrose assets as of December 31, 2018 included the following units:

Mt Melrose	December 31, 2018
Units occupied or available for rent	98
Vacant units being prepared for rent	15
Total units held for investment	113

Residential and commercial units	48
Vacant lots	9
Total units held for resale	57

As of December 31, 2018, units held for investment consist of single-family and multi-family residential rental units. The leases in effect for the occupied Mt Melrose units as of the year ended December 31, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Units held for sale consist of single-family units, multi-family units, commercial properties, and undeveloped lots of land.

As of the year ended December 31, 2018, the Mt Melrose portfolio of properties was carried at the following amounts on the accompanying unaudited condensed consolidated balance sheets:

Mt Melrose	December 31, 2018
Total real estate held for investment	$9,049,945
Accumulated depreciation	(159,514)
Real estate held for investment, net	$8,890,431

Real estate held for resale	$2,278,865

For the period ended June 30, 2019, depreciation expense on the Mt Melrose portfolio of properties was $62,393. This compares to depreciation expense for the period ended June 30, 2018, when depreciation expense on the Mt Melrose portfolio of properties was $40,938.

During the period ended June 30, 2019, Mt Melrose sold fourteen residential properties and one vacant lot for gross proceeds of $654,000 and net proceeds of $78,596. This compares to their carrying value of $669,980, which resulted in a net loss of $15,980. Mt Melrose did not sell any properties in the period ended June 30, 2018.

Mt Melrose did not purchase any properties during the period ended June 30, 2019. The increase in real estate held for investment from December 31, 2018, was due to the transfer of land from real estate held for sale, as well as through capital improvements made during the period ended June 30, 2019. This compares to the period ended June 30, 2018, when Mt Melrose purchased a total of 34 properties for a gross purchase price of $1,065,229. Twelve of these purchases resulted in a note payable.

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

EDI Real Estate, LLC

As of the period ended June 30, 2019, and as of the year ended December 31, 2018, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	June 30, 2019	December 31, 2018
Units occupied or available for rent	7	6
Vacant units being prepared for rent	2	3
Total units held for investment	9	9

Vacant lots held for resale	3	3

The leases in effect, as of the period ended June 30, 2019, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	June 30, 2019	December 31, 2018
Total real estate held for investment	$717,456	$710,022
Accumulated depreciation	(118,996)	(107,576)
Real estate held for investment, net	$598,460	$602,446

Real estate held for resale	$75	$40,047

For the period ended June 30, 2019, depreciation expense on the EDI Real Estate portfolio of properties was $6,116. This compares to depreciation expense for the period ended June 30, 2018, when depreciation expense on the EDI Real Estate portfolio of properties was $5,304.

EDI Real Estate did not purchase or sell any properties during the periods ending June 30, 2019 and 2018.

During the period ended June 30, 2019, an impairment adjustment of $39,972 was recorded on the remaining vacant lots held for sale through EDI Real Estate, LLC in order to property reflect market value as of the period ended June 30, 2019. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management.

Future Minimum Rental Revenues

The future anticipated minimum rental revenues based on leases in place as of June 30, 2019, for EDI Real Estate, LLC are as follows:

2019	$37,150
2020	8,695
2021	—
Total	$45,845

NOTE 10. NOTES PAYABLE

Notes payable at June 30, 2019, and December 31, 2018, consist of the following:

	Interest Rates	Average Term	2019	2018
Interest-bearing amounts due on traditional mortgages on real estate held through Mt Melrose, LLC	4.38% - 5.75%	14 years	$—	$4,505,139
Interest-bearing amounts due on hard money loans on real estate held through Mt Melrose, LLC	10.00% - 13.00%	2 years	—	2,379,851
Interest-bearing amount due on promissory note on warehouse	8.00%	1 year	300,000	—
Interest-bearing amounts due on promissory notes	10.00%	1 year	54,683	131,279
Non-interest-bearing amount due on promissory notes	0.00%	1 year	210,438	218,270
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	0.00% - 4.90%	5 years	—	55,797
Vehicle loans through HVAC Value Fund, LLC	5.99%	5 years	—	53,638
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	378,912	384,304
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	137,600	137,600
Less notes related to discontinued operations				(209,436)
Less accrued interest			(4,683)	(134,623)
Less current portion			(576,095)	(1,002,965)
Long-term portion			$500,855	$6,518,854

To further summarize, the remaining notes payable amounts held as of June 30, 2019, were subject to the below interest rates:

0.00%	$210,438
5.00% - 5.99%	378,912
6.00 - 6.99%	137,600
8.00 - 8.99%	300,000
10.00% - 13.00%	54,683
Total	$1,081,633

The timing of future payments of notes payable are as follows as of June 30, 2019:

2019	$570,608
2020	11,453
2021	12,181
2022	150,491
2023 and thereafter	336,900
Total	$1,081,633

As of June 30, 2019, one line of credit remains open through the home services segment. This line of credit is held with Steven L. Kiel, an ENDI director, and our principal executive officer. Additional debt held through the home services segment as of December 31, 2018, includes loans for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans required monthly payments through May 2023 and hold annual interest rates of 5.99%. As of the period ended June 30, 2019, all of these loans have been paid off, as they were assumed by Rooter Hero, the purchaser of the home services assets.  See Note 3 for more information.

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

During the quarter ended June 30, 2019, the Company issued a promissory note secured by the commercial warehouse held for resale.  The note carries an annual interest rate of 8%, pays interest quarterly, and is due upon successful sale of the warehouse with early payoff permitted.

With respect to the outstanding debt secured by the real properties acquired by Mt Melrose, LLC, these notes began to mature during the previous quarter, with the last note extending until January 2042. Some of these loans are interest only while others accrue interest that is due in full with a final balloon payment. As of December 31, 2018, the debt secured by the real properties has varying annual interest rates from 4.375% to 13%. As mentioned in Note 4, all assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets as of June 27, 2019.  This results in zero notes payable reported under Mt Melrose, LLC for the period ended June 30, 2019.

NOTE 11. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the period ended June 30, 2019 and 2018, bad debt expense from continuing operations was $93,749 and $16,029, respectively. The decrease in accounts receivable is the result of discontinued operations through our home services segment. As of the period ended June 30, 2019, and for the year ended December 31, 2018, accounts receivable consisted of the following:

	2019	2018
Gross accounts receivable	$20,689	$85,093
Less allowance for doubtful accounts	(477)	(26,830)
Accounts receivable, net	$20,212	$58,263

NOTE 12. SEGMENT INFORMATION

During the period ended June 30, 2019, the Company had five business units with separate management and reporting infrastructures that offer different products and services. The five business units have been aggregated into the following reportable segments: Asset Management, Real Estate, Internet, Home Services, and Other. As of the period ended June 30, 2019, and for all prior periods presented, home services operations are reported as discontinued operations.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. Additional reorganizations were made as of January 1, 2019, in order to appropriately reflect the similarities in the Company’s real estate operations. The “Mt Melrose” and Legacy “Real Estate” segments are now referred to collectively as “Real Estate”, and the “HVAC” segment is now referred to as “Home Services.” “Corporate”, and other additional investments now are combined under “Other Operations.” The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

As mentioned in Note 3, on May 24, 2019, the Company completed an asset sale transaction of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC, to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment as well as the obligations to service all of the subsidiary’s customer accounts going forward. The current and comparative results of the home services segment have been reported as discontinued on the accompanying unaudited consolidated financial statements for the period ended June 30, 2019.

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC.

Management determined that as of June 30, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose , therefore, the Company will no longer consolidate Mt Melrose. All activity prior to the deconsolidation event has been included on the accompanying unaudited condensed consolidated statements of operations for the period ended June 30, 2019 under the real estate segment. Simultaneously, as of June 30, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets.

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships and services. The real estate segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose (prior to the sale of 65% of our equity in Mt Melrose on June 27, 2019) located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The home services segment includes discontinued revenue and expenses derived from our former management of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses from nonrecurring investment opportunities such as Huckleberry Real Estate Fund II, LLC. Additionally, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The internet segment includes revenue generated by operations in both the United States and Canada. In the period ended June 30, 2019, the internet segment generated revenue of $252,260 in the United States and revenue of $13,657 in Canada. This compares to the period ended June 30, 2018, where the internet segment generated revenue of $278,992 in the United States and revenue of $18,595 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and six months ended June 30, 2019 and 2018.

Three months ended June 30, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$589,180	$218,599	$265,917	$—	$—	$1,073,696
Cost of revenue	—	164,130	83,243	—	—	247,373
Operating expenses	104,526	211,536	59,035	305,284	—	680,381
Other income (expense)	7,052	(352,476)	3,541	(3,526,524)	—	(3,868,407)
Comprehensive income (loss)	491,706	(509,543)	127,180	(3,831,808)	(1,270,371)	(4,992,836)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	9,839,643	675,268	449,095	1,329,722	195,548	12,489,276

Three months ended June 30, 2018	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$(92,773)	$218,418	$297,587	$—	$—	$423,232
Cost of revenue	—	143,630	80,580	—	—	224,210
Operating expenses	35,493	289,580	63,273	137,463	—	525,809
Other income (expense)	11,075	(125,217)	2,623	9,109	—	(102,410)
Comprehensive income (loss)	(117,191)	(340,009)	156,357	(128,354)	32,626	(396,571)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	9,481,129	15,632,590	385,833	214,821	2,491,578	28,205,951

Six months ended June 30, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,286,160	$401,105	$540,819	$212,631	$—	$2,440,715
Cost of revenue	—	327,373	170,856	—	—	498,229
Operating expenses	227,990	315,844	122,298	500,204	—	1,166,336
Other income (expense)	14,091	(480,602)	3,933	(3,522,627)	—	(3,985,205)
Comprehensive income (loss)	1,072,261	(722,714)	251,598	(3,810,200)	(1,410,005)	(4,619,060)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	9,839,643	675,268	449,095	1,329,722	195,548	12,489,276

Six months ended June 30, 2018	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$191,932	$472,081	$599,323	$—	$—	$1,263,336
Cost of revenue	—	359,853	151,727	—	—	511,580
Operating expenses	63,366	497,022	133,051	510,304	—	1,203,743
Other income (expense)	22,150	(235,586)	32,419	9,375	—	(171,642)
Comprehensive income (loss)	150,716	(620,380)	346,964	(500,929)	(145,761)	(769,390)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	9,481,129	15,632,590	385,833	214,821	2,491,578	28,205,951

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

As of the period ended June 30, 2019, we have two leases classified as operating leases and no finance leases. The previously reported finance leases as of the period ended March 31, 2019, were assumed by Rooter Hero as part of the home services asset sale that took place on May 24, 2019.  See Note 3 for more information.

Our operating leases are for warehouse and office facilities for Specialty Contracting Group, LLC, which did not convey with the asset sale, and for office space for Willow Oak Asset Management, LLC. The leases have remaining terms expiring from 2019 through 2021 and a weighted average remaining lease term of 1.9 years.  The right-of-use assets and corresponding lease liabilities for the Company’s operating leases are reported separately on the accompanying unaudited condensed consolidated balance sheets. Discount rates used in the calculation of our lease liability was approximately 6.7%.  In addition, the Company is the lessor for facility space in New York that it sublets to other tenants; the sublease expires in 2020 with the operating lease.

Lease costs for the three months ended June 30, 2019 consisted of the following:

Finance lease costs:
Amortization of ROU assets	$8,738
Interest on lease liabilities	—
Operating lease cost	25,167
Sublease income	(7,052)
Total lease costs	$26,853

A maturity analysis of our operating leases is as follows:

2019	$50,304
2020	86,380
2021	13,005
Total	149,689

Discount factor	(7,830)
Lease liability	141,859
Less lease liability from discontinuing operations	(66,199)
Amounts due within 12 months	(28,389)
Long-term lease liability	$47,271

Other Commitments

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

The Company agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction. Arquitos Capital Partners, LP, which is managed by our director and principal executive officer Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial to temporarily replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

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

On January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky, pursuant to the purchase agreement. This first tranche of real properties was acquired for total consideration of $3,956,389, which was payable as follows:

●	by payment of $500,000 to Old Mt. Melrose in cash;

●	by New Mt Melrose’s assumption of $1,798,119 of outstanding indebtedness secured by the acquired real properties; and

●	the balance by issuance to Old Mt. Melrose of 120,602 shares of the Company’s common stock.

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

On January 10, 2018, New Mt Melrose and Old Mt. Melrose entered into the Cash Flow Agreement, pursuant to which, in connection with the parties’ anticipated consummation of all of the real property purchase transactions under the purchase agreement described above, the parties agreed that as of and from and after January 10, 2018, until such time as the parties consummated the relevant closing as to each real property under the purchase agreement, Old Mt. Melrose would assign to New Mt Melrose all of the income, rents, receivables, and revenues arising from or issuing out of such real property, and New Mt Melrose would assume Old Mt. Melrose’s responsibility for payment of certain of the costs and expenses attributable to such real property.

Under the Cash Flow Agreement, New Mt Melrose was responsible for Old Mt. Melrose’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties; Old Mt. Melrose’s real property taxes with respect to the real properties due and attributable to the periods from and after the effective date; and Old Mt. Melrose’s ordinary expenses of operating the real properties, actually incurred, to the extent attributable to de minimis repairs, recurring maintenance services, and/or water, electricity, sewer, gas, telephone, or other similar utility charges.

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

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC. As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont now owning the other 65% membership interest.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of June 30, 2019, other than those previously mentioned related to the asset management segment, home services, and real estate segments.

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

NOTE 14. SHARE ADJUSTMENT, CANCELLATION AND SALE OF TREASURY SHARES, AND REVERSE STOCK SPLIT

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

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from June 30, 2019, through the date the unaudited condensed consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the quarter ended June 30, 2019. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

During the period ended June 30, 2019, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated under five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate and investment activity that is not considered to be one of our primary lines of business. As of the period ended June 30, 2019, and for all prior periods presented, home services operations are reported as discontinued operations. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. Additional reorganizations were made as of January 1, 2019 in order to appropriately reflect the similarities in the Company’s real estate operations. The “Mt Melrose” and Legacy “Real Estate” segments are now referred to collectively as “Real Estate”, with the “HVAC” segment being referred to as “Home Services.” “Corporate”, and other additional investments now are combined under “Other Operations”. The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

Note that as of May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed an asset sale transaction of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment as well as the obligations to service all of the subsidiary’s customer accounts going forward. As consideration for the transaction, Rooter Hero will pay monthly royalties for the next sixty months following the closing, calculated on the basis of revenue received from the customer accounts sold. Under such royalty arrangements, the Company will receive 7.5% of monthly revenue generated from qualified sales during the first year, and 5% of monthly revenue during years two through five.

Additionally, on June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont now owning the other 65% membership interest.

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships and services. The real estate segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose (prior to the sale of 65% of our equity in Mt Melrose on June 27, 2019) located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The home services segment includes discontinued revenue and expenses derived from our former management of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses from nonrecurring investment opportunities, such as Huckleberry Real Estate Fund II, LLC. Additionally, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Asset Management Operations

ENDI created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). Willow Oak is an asset management platform oriented to the value-investing community. Value investing and knowledge of the global value-investing community are core competencies of the Company. Willow Oak intends to apply its core competencies to become a hub for the value-investing community, offering various forms of affiliations with respected value investment managers. Such affiliations to date include fund seeding and reinvestments, fund launching, portfolio management, and fund management. The Company intends to actively expand its Willow Oak platform with additional affiliations and services that enhance the value of the Willow Oak platform to all affiliated funds.

Willow Oak launched its fund management services (“FMS”) offering to external funds on November 1, 2018, when it signed a consulting services agreement with Arquitos Capital, a domestic and an offshore private investment fund controlled by Steven Kiel, a Company director and our principal executive officer. Willow Oak also provides FMS to the Bonhoeffer Fund. FMS consists of services not typically provided by traditional third-party providers to the hedge fund industry, including: access to the Willow Oak network, investor relations and marketing, administration and compliance, interface to traditional service providers, standard tools and best practices repository, and access to Willow-Oak-vetted third-party service providers.

Real Estate Operations

The Company operates its real estate operations through EDI Real Estate, LLC and, indirectly, Mt Melrose, LLC. Mt Melrose, LLC is a partially owned subsidiary that currently owns and operates a portfolio of residential and other income-producing real estate in Lexington, Kentucky, that was acquired pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”). On January 10, 2018, Mt Melrose, LLC (“New Mt Melrose”) completed its first acquisition of 44 real properties under the agreement, and on June 29, 2018, Mt Melrose, LLC completed its second acquisition of 69 additional real properties under the agreement. However, during the quarterly period then ended December 31, 2018, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement and no further acquisitions were consummated. A third-party property manager was engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management determined that it was necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont now owning the other 65% membership interest.

Our other real estate operations include activity from a legacy real estate investment portfolio held through EDI Real Estate, LLC. The portfolio, primarily located in the Roanoke area of Virginia, includes residential properties and vacant land. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as vacant properties currently listed for sale.

Internet Operations

The Company operates its internet operations through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services and support to customers in the United States and Canada.

Home Services Operations

The Company operated its home services operations through Specialty Contracting Group, LLC (formerly HVAC Value Fund, LLC), a wholly owned subsidiary focused on the management of HVAC and plumbing companies in Arizona. As of December 31, 2017, the subsidiary had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all asset allocations made by management are final and all earn-outs have been paid in full as of December 31, 2018. On May 24, 2019, the Company completed an asset sale transaction of its home services operations to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment as well as the obligations to service all of the subsidiary’s customer accounts going forward. As of the period ended June 30, 2019, and for all prior periods presented, all revenue and expenses related to home services operations have been reported as discontinued operations on the accompanying unaudited condensed consolidated statements of operations.

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

Summary of Financial Performance

Common stockholders’ equity decreased from $15,915,651 at December 31, 2018, to $10,657,835 at June 30, 2019. This change was attributable to $1,072,261 of net income in the asset management segment and $251,598 of net income in the internet segment, and was offset by a net loss of $3,810,200 in the other segments, $722,714 of net loss in the real estate segment, and $1,410,005 of loss resulting from discontinued operations under the home services segment. Corporate expenses for the six months ended June 30, 2019 totaled $500,204.

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

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
ASSETS
Cash and equivalents	$542,856	$519,525	$435,726	$272,250
Accounts receivables, net	20,212	65,614	58,263	18,320
Investments, at fair value	9,735,274	9,821,054	8,915,238	10,519,544
Real estate, total	1,421,364	11,691,075	11,811,789	11,619,448
Goodwill and other assets	769,570	3,353,607	3,298,436	6,780,874
Total assets	$12,489,276	$25,450,875	$24,519,452	$29,210,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$161,357	$168,147	$165,495	$195,623
Accrued expenses	80,761	453,657	338,050	139,974
Deferred revenue	217,020	213,288	210,212	211,583
Notes payable and other liabilities	1,372,303	8,326,363	7,890,044	9,105,297
Total liabilities	1,831,441	9,161,455	8,603,801	9,652,477
Total stockholders’ equity	10,657,835	16,289,420	15,915,651	19,557,959
Total liabilities and stockholders’ equity	$12,489,276	$25,450,875	$24,519,452	$29,210,436

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

As of the quarter ended December 31, 2018, Willow Oak holds a direct investment in the Alluvial Fund, LP. In accordance with GAAP, for financial reporting purposes, these unrealized investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services.

During the quarter ended June 30, 2019, the asset management segment produced $589,180 of revenue. Cost of revenue was $0 and operating expenses totaled $104,526. Other income attributable to the asset management segment totaled $7,052. Other income was primarily attributable to a sublease arrangement for shared office space in New York City. The net income for the quarter ended June 30, 2019, totaled $491,706. This compares to the quarter ended June 30, 2018, when the asset management segment produced negative $92,773 of revenue, cost of revenue was $0, and operating expenses totaled $35,493. Additionally, other income for the quarter ended June 30, 2018, was $11,075 and total net loss for the quarter ended June 30, 2018, was $117,191. The increase in revenue is due to market volatility and the application of specific GAAP revenue recognition rules as noted above. The increase in operating expenses is due to additional marketing and salary expenses, previously allocated to the corporate segment, incurred as part of the Company’s efforts to build and expand this subsidiary.

As of the quarter ended June 30, 2019, the fair value of long-term investments held through the asset management segment totaled $9,681,428. This compares to the fair value of long-term investments held at December 31, 2018, which totaled $8,446,488. This increase in investments is attributable to positive Alluvial Fund performance during the six month period ended June 30, 2019.

Real Estate Operations

Mt Melrose Operations

Management has determined that the Company no longer has a controlling financial interest in Mt Melrose and is no longer the primary beneficiary as of June 30, 2019. All activity prior to the deconsolidation event has been included on the accompanying unaudited condensed consolidated statements of operations for the period ended June 30, 2019 under the real estate segment. Simultaneously, as of June 30, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets. Note that this deconsolidation event is separate from the deconsolidation event that took place on November 1, 2018. As of December 31, 2018, however, Mt Melrose did have a controlling financial interest and was the primary beneficiary. The consolidated Mt Melrose assets as of December 31, 2018 included the following units:

Mt Melrose	December 31, 2018
Units occupied or available for rent	98
Vacant units being prepared for rent	15
Total units held for investment	113

Residential and commercial units	48
Vacant lots	9
Total units held for resale	57

As of December 31, 2018, units held for investment consist of single-family and multi-family residential rental units. The leases in effect for the occupied Mt Melrose units as of the year ended December 31, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Units held for sale consist of single-family units, multi-family units, commercial properties, and undeveloped lots of land.

As of the year ended December 31, 2018, the Mt Melrose portfolio of properties was carried at the following amounts on the accompanying unaudited condensed consolidated balance sheets:

Mt Melrose	December 31, 2018
Total real estate held for investment	$9,049,945
Accumulated depreciation	(159,514)
Real estate held for investment, net	$8,890,431

Real estate held for resale	$2,278,865

For the period ended June 30, 2019, depreciation expense on the Mt Melrose portfolio of properties was $62,393. This compares to depreciation expense for the period ended June 30, 2018, when depreciation expense on the Mt Melrose portfolio of properties was $40,938.

During the period ended June 30, 2019, Mt Melrose sold fourteen residential properties and one vacant lot for gross proceeds of $654,000 and net proceeds of $78,596. This compares to their carrying value of $669,980, which resulted in a net loss of $15,980. Mt Melrose did not sell any properties in the period ended June 30, 2018.

Mt Melrose did not purchase any properties during the period ended June 30, 2019. The increase in real estate held for investment from December 31, 2018, was due to the transfer of land from real estate held for sale, as well as through capital improvements made during the period ended June 30, 2019. This compares to the period ended June 30, 2018, when Mt Melrose purchased a total of 34 properties for a gross purchase price of $1,065,229. Twelve of these purchases resulted in a note payable.

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for sale” from “held for investment” as part of a portfolio redirection intended to reduce high-interest debt. During the period ended June 30, 2019, prior to the loss of control and deconsolidation of Mt Melrose, LLC (see Note 4), an impairment adjustment of $126,827 was recorded on the commercial warehouse in Lexington, Kentucky in order to properly reflect market value for a pending sale as of the period ended June 30, 2019.

Effective on June 27, 2019, the Company recognized a loss on the partial sale of Mt Melrose in the amount of $3,519,053, which has been reported separately on the accompanying unaudited condensed consolidated statements of operations under the other segment for the period ended June 30, 2019. The amount of the loss is based upon the value of the Company’s remaining interest in the subsidiary, less the Company’s previous carrying value of the subsidiary.

EDI Real Estate Operations

Through EDI Real Estate, as of June 30, 2019, the Company owns a total of 12 units consisting of nine units held for investment and three vacant lots held for sale as noted below:

EDI Real Estate	June 30, 2019	December 31, 2018
Units occupied or available for rent	7	6
Vacant units being prepared for rent	2	3
Total units held for investment	9	9

Vacant lots held for resale	3	3

Units held for investment consist of single-family residential rental units.

The leases in effect, as of the period ended June 30, 2019, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	June 30, 2019	December 31, 2018
Total real estate held for investment	$717,456	$710,022
Accumulated depreciation	(118,996)	(107,576)
Real estate held for investment, net	$598,460	$602,446

Real estate held for resale	$75	$40,047

For the period ended June 30, 2019, depreciation expense on the EDI Real Estate portfolio of properties was $6,116. This compares to depreciation expense for the period ended June 30, 2018, when depreciation expense on the EDI Real Estate portfolio of properties was $5,304.

EDI Real Estate did not purchase or sell any properties during the periods ending June 30, 2019 and 2018.

During the period ended June 30, 2019, an impairment adjustment of $39,972 was recorded on the remaining vacant lots held for sale through EDI Real Estate, LLC in order to property reflect market value as of the period ended June 30, 2019. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998.

For the period ended June 30, 2019, the entire real estate segment generated rental revenue of $218,599. The cost of rental revenue totaled $120,685. Operating expenses for the period ended June 30, 2019, were $211,536. Other expenses totaled $352,476 and total net loss for the period ended June 30, 2019, totaled $466,098. This compares to the period ended June 30, 2018, when revenue was $218,418 and cost of revenue totaled $143,630. Operating expenses were $289,580, other expenses totaled $125,217, and total net loss was $340,009. Included in other expenses for the quarter ended June 30, 2019 is an impairment adjustment of $126,827 that was recorded against the commercial warehouse in Lexington, Kentucky in order to properly reflect market value for a pending sale.

Internet Operations

As of December 31, 2018, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2018 or during the period ended June 30, 2019.

Revenue attributed to the internet segment during the period ended June 30, 2019, totaled $265,917 and cost of revenue totaled $83,243. Operating expenses for the segment totaled $59,035 for the period ended June 30, 2019, and other income totaled $3,541. Total net income for the internet segment was $127,180 for the period ended June 30, 2019. This compares to the period ended June 30, 2018, when revenue totaled $297,587, cost of revenues totaled $80,580, operating expenses were $63,273, other income was $2,623, and net income was $156,357. Other income for the segment is the result of the sale of credit card reward programs.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

As of June 30, 2019, we have a total of 7,742 customer accounts across the U.S. and Canada. This compares to the period ended June 30, 2018, when we had a total of 8,431 customer accounts. As of June 30, 2019, approximately 62% of our revenue is driven by internet access services, with the remaining 38% being earned though web hosting and other storage services.

Approximately 92% of our customer accounts are U.S. based, while 8% are Canada based. Revenue generated by our U.S. customers totaled $252,260 and revenue generated by our Canadian customers totaled $13,657 during the period ended June 30, 2019. This compares to revenue generated by our U.S. customers of $278,992 and revenue generated by our Canadian customers of $18,595 during the period ended June 30, 2018.

Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our financial statements, and all presented prior periods have also been reclassed to discontinued operations for comparability. The net loss reported from discontinued operations related to the home services segment as of the period ended June 30, 2019 was $1,270,371.  Included in this amount is an initial pre-tax loss of $1,158,733, which was recognized on the sale of the operations that occurred on May 24, 2019.  This compares to net income of $32,626 reported from discontinued operations related to the home services segment for the period ended June 30, 2018.

Other Operations

In the period ended June 30, 2019, the other segments did not produce revenue or cost of goods sold, but did incur $3,526,524 of other expenses primarily related to the partial sale of the Mt Melrose subsidiary. Additionally, corporate operating expenses totaled $305,284. This resulted in a net loss of $3,831,808 for the period ended June 30, 2019. This compares to other income produced of $9,109, corporate expenses of $137,463, and a net loss of $128,354 during the period ended June 30, 2018. Expenses were higher during the period ended June 30, 2019, compared to the period ended June 30, 2019, due to additional legal and accounting expenses incurred in relation to the recent transactions within the real estate and home services segments.

Financial Condition, Liquidity, and Capital Resources

During the period ended June 30, 2019, ENDI carried out its business strategy in five operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. As of the period ended June 30, 2019, and for all prior periods presented, home services operations are reported as discontinued operations. Our primary focus is on generating cash flow so that we have the flexibility to make reinvestments as opportunities present themselves. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $542,856 at the quarter ended June 30, 2019, compared to $435,726 at year-end December 31, 2018. The Company intends to continue to build up cash reserves moving forward. Real estate held for investment decreased to $598,460 at the quarter ended June 30, 2019, compared to $9,492,877 at year-end December 31, 2018, and real estate held for sale decreased to $822,904 at the quarter ended June 30, 2019, compared to $2,318,912 at year-end December 31, 2018. Property and equipment also decreased to $11,141 at the quarter ended June 30, 2019, from $1,019,742 at year-end December 31, 2018. The decreases in real estate and property and equipment are due to the recent asset sale under the home services segment and the equity sale and subsequent deconsolidation under the real estate segment. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time. Total notes payable decreased to $1,076,950 from $7,521,819 during the same time period. This decrease was also primarily related to the equity sale and deconsolidation under the real estate segment.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future.

The aging of accounts receivable as of June 30, 2019 and December 31, 2018 is as shown:

	June 30, 2019	December 31, 2018
Current	$17,129	$58,263
30 – 60 days	2,278	—
60 + days	805	—
Total	$20,212	$58,263

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

The Company, through Willow Oak, agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak Asset Management, LLC withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the first close of the Mt Melrose Transaction. Arquitos Capital Partners, LP, which is managed by our director and principal executive officer Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial to temporarily replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

Also through the asset management segment, an operating lease on office space in New York City commenced on October 1, 2017. This lease extends through September 30, 2020.

Through the home services segment, an operating lease on warehouse and office space in Scottsdale, Arizona, commenced on May 1, 2018. This lease extends through May 31, 2021. This lease was not conveyed with the asset sale on May 24, 2019. Management is actively looking for sub-leasing opportunities.

On June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”).  In connection with the transaction, the Company and Woodmont entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC dated June 27, 2019 (the “A&R LLC Agreement”).  The A&R LLC Agreement sets forth the general terms and conditions governing the arrangements between the two members.  The A&R LLC Agreement provides that the business and affairs of Mt Melrose will be managed exclusively by one or more managers; and Woodmont is designated as the sole manager.  In addition, the Company has expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose; and with respect to any matters requiring a vote of the members, the Company will vote with (i.e., the same as) Woodmont.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of June 30, 2019, other than those previously mentioned related to the asset management, home services, and real estate segments.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of June 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019. Management is aware of these deficiencies and is working diligently to improve the relevant controls and procedures; provided, however, there can be no assurance that such relevant controls and procedures will be improved or, even if improved, that such improved controls and procedures will be effective.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the Six and Three Months Ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: August 12, 2019	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: August 12, 2019	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)