Form 10-Q
period 2019-09-30
ENTERPRISE DIVERSIFIED, INC.
filed 2019-11-08
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of November 8, 2019 is 2,544,776.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018 (audited)
Assets
Current Assets
Cash and cash equivalents	$161,275	$435,726
Accounts receivable, net	35,646	58,263
Inventory	—	120,940
Other current assets	30,164	95,095
Current assets - held for sale	135,589	232,363
Total current assets	362,674	942,387
Long-term Assets
Real estate - held for investment, net	440,575	9,492,877
Real estate - held for resale	971,633	2,318,912
Property and equipment, net	10,522	1,019,742
Property and equipment - held for resale	—	73,212
Goodwill, net	212,445	212,445
Note receivable	191,160	169,406
Long-term investments, at fair value or net asset value	9,522,236	8,915,238
Lease right-of-use assets	59,563	—
Other assets	74,135	74,664
Long-term assets - held for sale	—	1,300,569
Total long-term assets	11,482,269	23,577,065
Total assets	$11,844,943	$24,519,452
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$66,584	$165,495
Accrued bonus	33,966	90,444
Accrued expenses	17,737	112,983
Accrued interest	—	134,623
Deferred revenue	217,811	210,212
Lease liability, current	61,402	—
Notes payable, current	311,292	1,002,965
Other current liabilities - held for sale	262,031	317,487
Total current liabilities	970,823	2,034,209
Long-term Liabilities
Notes payable, net of current portion	502,525	6,518,854
Other long-term liabilities - held for sale	—	50,738
Total long-term liabilities	502,525	6,569,592
Total liabilities	1,473,348	8,603,801
Stockholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,625,282 shares issued; 2,544,776 shares outstanding	328,160	328,160
Additional paid-in-capital	27,718,308	27,718,308
Treasury stock, at cost, 80,506 common shares	(511,901)	(511,901)
Accumulated other comprehensive income	3,054	3,054
Accumulated deficit	(17,166,026)	(11,621,970)
Total stockholders' equity	10,371,595	15,915,651
Total liabilities and stockholders' equity	$11,844,943	$24,519,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2019	2018	2019	2018
Revenues - asset management	$(159,085)	$330,112	$1,127,075	$522,044
Revenues - real estate	19,359	220,600	420,464	592,583
Revenues - internet operations	265,171	288,312	805,990	887,635
Revenues - other	—	20,934	212,631	121,031
Total revenues	125,445	859,958	2,566,160	2,123,293

Cost of revenues - real estate	30,753	107,527	358,126	342,449
Cost of revenues - internet operations	83,517	86,658	254,373	238,385
Cost of revenues - other	—	31,800	—	156,731
Total cost of revenues	114,270	225,985	612,499	737,565

Gross profit (loss) - asset management	(159,085)	330,112	1,127,075	522,044
Gross profit - real estate	(11,394)	113,073	62,338	250,134
Gross profit - internet operations	181,654	201,654	551,617	649,250
Gross profit - other	—	(10,866)	212,631	(35,700)
Total gross profit	11,175	633,973	1,953,661	1,385,728

Selling, general and administrative expenses	278,171	572,301	1,444,507	1,776,036
Income (loss) from operations	(266,996)	61,672	509,154	(390,308)

Loss on sale of subsidiary	—	—	(3,519,053)	—
Impairment expense	(3,040)	—	(228,405)	—
Interest expense	(13,473)	(147,412)	(293,202)	(390,526)
Other income, net	28,420	23,468	67,362	94,940
Total other income (loss)	11,907	(123,944)	(3,973,298)	(295,586)

Income (loss) from continuing operations before income taxes	(255,089)	(62,272)	(3,464,144)	(685,894)
Income tax benefit	—	—	—	—
Income (loss) from continuing operations	(255,089)	(62,272)	(3,464,144)	(685,894)

Income (loss) from discontinued operations, net of taxes	(31,151)	83,254	(1,441,156)	(62,518)
Net income (loss)	(286,240)	20,982	(4,905,300)	(748,412)

Less: net income (loss) attributable to the noncontrolling interest	—	(8,601)	—	(380,437)
Net income (loss) attributable to Enterprise Diversified, Inc. stockholders	$(286,240)	$29,583	$(4,905,300)	$(367,975)
Earnings (loss) per share from continuing operations, basic and diluted	(0.11)	0.00	(1.93)	(0.15)
Earnings (loss) per share from discontinued operations, basic and diluted	(0.01)	0.03	(0.57)	0.00
Weighted average number of shares, basic	2,544,776	2,540,416	2,544,776	2,433,340
Weighted average number of shares, diluted	2,544,776	2,540,416	2,544,776	2,433,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30		For the nine months ended September 30
	2019	2018	2019	2018
Net income (loss)	$(286,240)	$20,982	$(4,905,300)	$(748,412)
Other comprehensive income (loss), net of tax:	—	—	—	—
Comprehensive income (loss)	(286,240)	20,982	(4,905,300)	(748,412)
Less: comprehensive loss attributable to the noncontrolling interest	—	(8,601)	—	(380,437)
Comprehensive income (loss) attributable to Enterprise Diversified, Inc. stockholders	$(286,240)	$29,583	$(4,905,300)	$(367,975)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other			Total
	Common		Paid In	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$—	$15,915,651
Net income (loss)	—	—	—	—	—	373,769	—	373,769
Balance March 31, 2019	2,544,776	328,160	27,718,308	(511,901)	3,054	(11,248,201)	—	16,289,420
Net income (loss)	—	—	—	—	—	(4,992,836)	—	(4,992,836)
Effects of deconsolidation	—	—	—	—	—	(638,749)	—	(638,749)
Balance June 30, 2019	2,544,776	328,160	27,718,308	(511,901)	3,054	(16,879,786)	—	10,657,835
Net income (loss)						(286,240)		(286,240)
Balance September 30, 2019	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(17,166,026)	$—	$10,371,595

			Additional		Accumulated Other			Total
	Common		Paid In	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2017	2,262,672	$294,527	$23,538,493	$(544,571)	$3,054	$(7,400,848)	$—	$15,890,655
Net income (loss)	—	—	—	—	—	(143,372)	(87,559)	(230,931)
Contributed capital	120,601	15,075	1,643,196	—	—	—	—	1,658,271
Initial accounting of VIE	—	—	—	—	—	—	4,047,623	4,047,623
Net equity distribution for asset acquisition	—	—	—	—	—	—	(2,158,270)	(2,158,270)
Balance March 31, 2018	2,383,273	309,602	25,181,689	(544,571)	3,054	(7,544,220)	1,801,794	19,207,348
Net income (loss)	—	—	—	—	—	(254,183)	(142,388)	(396,571)
Contributed capital	148,159	18,520	2,389,044	—	—	—	—	2,407,564
Net equity distribution for asset acquisition	—	—	—	—	—	—	(1,861,643)	(1,861,643)
Adjustment for rounding of reverse stock split	—	4	(4)	—	—	—	—	—
Balance June 30, 2018	2,531,432	328,126	27,570,729	(544,571)	3,054	(7,798,403)	(202,237)	19,356,698
Net income (loss)	—	—	—	—	—	29,583	(8,601)	20,982
Sale of treasury stock	13,068	—	147,613	32,670	—	—	—	180,283
Adjustment for rounding of reverse stock split	276	34	(34)	—	—	—	—	—
Balance September 30, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(7,768,820)	$(210,838)	$19,557,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2019 and 2018

	2019	2018
Cash flows (used in) from operating activities:
Net income (loss) from continuing operations	$(3,464,144)	$(685,894)
Net income (loss) from discontinued operations	(1,441,156)	(62,518)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deconsolidation of assets and liabilities from sale of subsidiary	(149,425)	—
Loss on sale of subsidiary	3,519,053	—
Impairment of long-term assets	170,858	64,038
Depreciation and amortization	155,708	203,186
Gain on long-term investments	(1,218,399)	(493,480)
Bad debt expense	95,756	24,306
Collection of operating notes receivable	—	226,000
(Gain) loss on sale of real estate	(16,932)	11,931
(Gain) loss on disposal of property and equipment	11,938	—
(Increase) decrease in:
Accounts receivable, net	100,545	(63,991)
Notes receivable	(11,754)	—
Other current assets	(11,589)	(96,900)
Increase (decrease) in:
Accounts payable	(60,107)	93,491
Accrued expenses	(113,240)	(80,840)
Deferred revenue	7,599	(6,701)
Accrued interest	103,909	167,899
Net cash flows (used in) continuing operations	(880,224)	(636,955)
Net cash flows (used in) from discontinued operations	(269,458)	38,987
Net cash flows (used in) operating activities	(1,149,682)	(597,968)
Cash flows from (used in) investing activities:
Proceeds from sale of investments	32,904	—
Proceeds from maturity of investments	681,381	—
Purchases of investments	(49,038)	(17,162)
Net purchases and sales of real estate	772,850	(202,975)
Improvements to real estate	(105,186)	(1,911,635)
Proceeds from sale of subsidiary	100,000	—
Proceeds from sale of inventory	4,160	—
Proceeds from sale of property and equipment	—	—
Proceeds from sale of domain names	—	29,163
Issuance of line of credit	(10,000)	—
Issuance of notes receivable	—	(165,444)
Purchases of property and equipment	—	(949,743)
Subsidiary acquisitions	—	(552,644)
Net cash flows (used in) from continuing operations	1,427,071	(3,770,440)
Net cash flows (used in) from discontinued operations	—	(7,717)
Net cash flows from (used in) from investing activities	1,427,071	(3,778,157)
Cash flows from financing activities:
Principal payments on note payable	(819,195)	(267,117)
Proceeds from notes payable	300,000	1,721,573
Proceeds from issuance of common stock	—	180,283
Capitalized loan fees	—	(10,591)
Net cash flows (used in) from continuing operations	(519,195)	1,624,148
Net cash flows (used in) from discontinued operations	(32,645)	(260,489)
Net cash flows (used in) from financing activities	(551,840)	1,363,659
Net increase (decrease) in cash	(274,451)	(3,012,466)
Cash and cash equivalents at beginning of the period	435,726	3,297,059
Cash and cash equivalents at end of the period	$161,275	$284,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine Months Ended September 30, 2019 and 2018

	2019	2018
Non-cash and other supplemental information:
Transfer of property, plant and equipment to held for resale	$822,829	$—
Transfer of land to held for investment	$145,000	$145,406
Transfer of real estate held for investment to held for resale	$121,558	$—
Effects of adoption of new lease guidance	$59,563	$—
Continuing operations cash paid for interest	$174,951	$254,028
Discontinued operations cash paid for interest	$7,754	$12,112
Effects of adoption of new lease guidance on discontinued operations	$58,127	$—
Assets and debt consolidated as part of subsidiary acquisition	$—	$1,006,600
Assumption of debt in subsidiary acquisition	$—	$4,565,277
Asset acquisition equity activity	$—	$4,065,834
Real estate held for investment acquired through debt obligations	$—	$1,383,339
Equipment acquired through debt obligations of discontinued operations	$—	$60,752

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

During the period ended September 30, 2019, the Company operated through five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate operations and investment activity that is not considered to be one of our primary lines of business. As of January 1, 2019, legacy real estate operations, previously reported under Other Operations, are now being reported under the Real Estate Operations segment. As of the period ended September 30, 2019, and for all prior periods presented, home services operations are reported as discontinued operations. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

Note Regarding Recent Transactions

On May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed an asset sale transaction of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s customer accounts going forward. No cash consideration was exchanged in the transaction. As consideration for the transaction, Rooter Hero will pay monthly royalties for the next 60 months following the closing, calculated on the basis of revenue received from the customer accounts sold. Under such royalty arrangements, the Company will receive 7.5% of monthly revenue generated from qualified sales during the first year, and 5% of monthly revenue during years two through five. The operations of Specialty Contracting Group, LLC are considered a component of, and the sale reflects a major strategic shift in, the Company’s business.  As such, Specialty Contracting Group, LLC historical operations are now classified as “discontinued operations” in the Company’s financial statements. See Note 3 for more information.

Additionally, on June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont owning the other 65% membership interest. While the operations of Mt Melrose, LLC are considered a component of the Company’s business, the sale did not represent a major strategic shift in the Company’s business. While we deconsolidated the operations of Mt Melrose, LLC on June 27, 2019, as a result of no longer having a controlling financial interest, Mt Melrose, LLC’s historical operations continue to be reflected as “continuing operations” in the Company’s financial statements. See Note 4 for more information.

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

However, as of November 1, 2018, pursuant to a certain Termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement, New Mt Melrose no longer had a controlling financial interest in Old Mt. Melrose and was no longer considered Old Mt. Melrose’s primary beneficiary. Consequently, as of November 1, 2018, the Company no longer consolidates the assets and liabilities of Old Mt. Melrose, and the balance of noncontrolling interest as of December 31, 2018, is appropriately reflected as zero on the accompanying unaudited consolidated statements of stockholders’ equity. See Note 5 for additional information.

Asset Management Operations

Enterprise Diversified, Inc. created a wholly owned asset management subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). While not considered an investment company under the Investment Company Act of 1940, Willow Oak follows specialized accounting guidance for investment companies.

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

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit, and liaison to third-party service providers. As consideration for the services, Arquitos pays Willow Oak a fixed fee.

Real Estate Operations

ENDI created a wholly owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), on January 10, 2018, which acquired a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, formerly an ENDI director. On January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky. On June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky. The Company accounted for the first and second purchases of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases). On June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose, LLC.  The Company deconsolidated the operations of New Mt Melrose, LLC on June 27, 2019, as a result of no longer having a controlling financial interest.  See Notes 4 and 5 for more information.

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

In an effort to expedite the optimization of the Mt Melrose portfolio, management determined that a dedicated operator was necessary to manage the subsidiary. On June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont owning the other 65% membership interest.  See Note 4 for more information.

ENDI created a wholly owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of September 30, 2019, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes nine residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke area of Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company.

Internet Operations

The Company operates its internet segment through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Home Services Operations

Prior to May 24, 2019, the Company operated its home services segment through its wholly owned subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC). Specialty Contracting Group was focused on the management of HVAC and plumbing companies in Arizona. The Company, along with JNJ Investments, LLC, an unaffiliated third party, organized and launched Specialty Contracting Group, LLC on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016.

As of December 31, 2017, Specialty Contracting Group had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all asset allocations made by management were final and all earn-outs had been paid in full as of December 31, 2018.

On May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed an asset sale transaction of its Home Services Operations to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of Specialty Contracting Group’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s customer accounts going forward. No cash consideration was exchanged in the transaction. As consideration for the transaction, Rooter Hero will pay monthly royalties for the next sixty months following the closing, calculated on the basis of revenue received from the customer accounts sold. Under such royalty arrangements, the Company will receive 7.5% of monthly revenue generated from qualified sales during the first year, and 5% of monthly revenue during years two through five.  See Note 3 for more information.

Other Operations

Other operations include investment activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main business units that comprise other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying unaudited consolidated financial statements.

Huckleberry Real Estate Fund Investment

On January 30, 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. On May 14, 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly owned subsidiary of the Company. Under the fund’s operating agreement, the fund’s managing member shall have sole discretion regarding the amounts and timing of any distributions to the members of the fund. The carrying value of this investment included in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019, and December 31, 2018, is $0 and $468,750, respectively. The decrease in carrying value period over period was due to return of capital that was received prior to June 30, 2019. During the quarter ended March 31, 2019, a gain of $212,631 was recognized as revenue through other segments on the accompanying unaudited condensed consolidated statements of operations.

Triad DIP Investors Investment

On August 24, 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company originally contributed $100,000. Triad Guaranty, Inc. exited bankruptcy on April 27, 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 on May 18, 2018. The terms of the promissory note provide for interest in the amount of 10% annually, a repayment date no later than April 29, 2020, and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. Accordingly, on April 28, 2018, the Company was issued warrants to purchase 450,000 shares for $0.01 per share. Due to a lack of available financial data, these warrants have not been valued on the accompanying unaudited condensed consolidated balance sheets.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2018 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, the Company also holds its remaining 35% investment in Mt Melrose, LLC through its real estate segment. The Company has determined that its remaining equity investment does not have a readily determinable fair value and will account for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. When fair value becomes determinable, the investment will be marked to fair value on a periodic basis.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31st or when events and circumstances indicate that those assets might not be recoverable.

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

During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held through the home services segment. As noted above, various qualitative factors were considered before preparing a quantitative analysis. Qualitatively, a general underperformance of previously acquired home services businesses triggered the quantitative analysis. As part of the quantitative analysis, management estimated the fair value of the home services segment at the enterprise level using a discounted cash flow approach. The results were then tested for reasonableness using a market approach by analyzing comparable firms’ growth rates, margins, capital expenditures, and working capital requirements. During the period ended June 30, 2019, an additional impairment of the remaining home services segment goodwill of $1,024,592 was recognized and reported as a component of the loss on the sale of Specialty Contracting Group, LLC’s assets.

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

Real Estate

Real estate properties held for resale are carried at the lower of cost or fair market value. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, then the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area in which the real estate is located. Fair value is evaluated annually by management or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for resale” from “held for investment” as part of a portfolio redirection. See Note 5 for more information. Recent tax assessments, valuations, and local real estate agents were used to value this portfolio of held-for-sale properties.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998. During the period ended September 30, 2019, impairment adjustments of $42,407 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect pending sales activity as of the period ended September 30, 2019.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management. During the period ended September 30, 2019, two residential rental properties within the EDI Real Estate, LLC portfolio were transferred from “held for investment” to “held for resale” based on management’s intents.

Accrued Bonus

Accrued bonuses represent performance-based incentives that have not yet been paid. The bonus structures are a preapproved part of a formal employment agreement. These bonus amounts are accrued when earned and able to be estimated, and are paid annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not-yet-paid expenses from payroll accruals, vacation accruals, professional fees, and other accrued taxes.

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases” (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Accordingly, at the inception of a contract we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term; and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  Rent expense is recognized on a straight-line basis over the lease term; for finance leases, a portion of rent expense is classified as interest expense.

The Company has made certain accounting policy elections whereby it (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combines lease and non-lease elements of their leases.  In the unaudited condensed consolidated balance sheets: lease ROU assets are included in other long-term assets; financed lease assets are included in property and equipment; and lease liabilities are included in other current and long-term liabilities.

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

Additionally, the Company earns revenue from direct investments in various funds, primarily the Alluvial Fund.  Due to the nature of the investment, the asset management segment recognizes revenue using specialized accounting guidance for investment companies.  This results in the unrealized gains and losses within the fund being recognized as revenue, or a decrease in revenue, on the accompanying unaudited condensed consolidated statements of operations.

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

Home Services Revenue

Prior to the sale on May 24, 2019, the Company performed HVAC and plumbing service repairs and installed HVAC units for its customers through its home services segment. Revenue was recognized upon completion of the installation or service call. Sales were adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveyed with the installation of a new unit. There was also a two-year assurance warranty on newly installed parts and equipment that was honored by the manufacturer. If an installation was performed over multiple days, then it was accounted for using work-in-process (WIP) accounting in accordance with GAAP. Contract progress was measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts were typically completed within one month’s time. A small portion of revenue was from the sale of annual service agreements. Revenue attributable to these agreements was appropriately recognized over the life of the agreement.

If payment was received prior to contract completion, then the amount of revenue attributable to the unperformed work was designated as unearned revenue. If payment was not provided in advance or at the time of service or installation completion, then the amount due was recognized as revenue and as an account receivable.

Management acknowledged that these performance obligations were recognized at the completion of each contract, whether it be at a point in time or over a period of time. As the customer controlled the asset and had the right to use it during the contract, the Company had the right to payment for performance completed to date. No contract assets or liabilities were recognized or incurred.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 842, Leases. ASU No. 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance, effective January 1, 2019, using the following practical expedients:

●	the Company did not reassess if any expired or existing contracts are leases or contain leases;

●	the Company did not reassess the classification of any expired or existing leases; and

●	the Company did not reassess whether the classification of existing costs associated with expired or existing leases should be classified as initial direct costs.

Additionally, the Company made ongoing accounting policy elections whereby it (i) does not recognize right-of-use (ROU) assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combines lease and non-lease elements of our leases.

Upon adoption of the new guidance on January 1, 2019, the Company recorded an ROU asset of approximately $184,000 (net of existing deferred rent liability) and recognized a lease liability of approximately $186,000, with no resulting cumulative effect adjustment to retained earnings.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Although the ASU retains many of the current requirements for financial instruments, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; earlier adoption was permitted under certain criteria. The Company adopted this standard in the first quarter of 2018. Subsequent to the adoption of this standard, the Company's investments in equity securities are not carried at fair value with change in fair value being reflected in income.

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

NOTE 3. HOME SERVICES SUBSIDIARY ASSET SALE

On May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed an asset sale transaction of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s customer accounts going forward. No cash consideration was exchanged in the transaction. As consideration for the transaction, Rooter Hero will pay monthly royalties for the next sixty months following the closing, calculated on the basis of revenue received from the customer accounts sold. Under such royalty arrangements, the Company will receive 7.5% of monthly revenue generated from qualified sales during the first year, and 5% of monthly revenue during years two through five.

As reported in prior periods, the home services subsidiary had failed to meet approved budgets and had underperformed since its inception in 2016. Management noted that the largely decentralized management approach was not a good fit for this industry, and the extensive operating requirements were not conducive to smaller company capacities. The cyclical nature of the business also resulted in unpredictable cash flows, which created immediate and significant needs for additional Company resources. Due to the past performance of the company, management determined that additional resources should not be allocated to this subsidiary.

The decision was made to exit the business during the quarter ended June 30, 2019. The operations of Specialty Contracting Group, LLC are considered a component of, and the sale reflects a strategic shift in, the Company’s business.  As such, Specialty Contracting Group, LLC's historical operations are now classified as discontinued operations in the Company’s financial statements. The asset sale of the home services subsidiary resulted in an initial pre-tax loss of $1,158,733, which has been included on the accompanying unaudited condensed consolidated statements of operations in discontinued operations and under the home services segment for the nine-month period ended September 30, 2019. The loss from discontinued operations has been determined using the “Loss Recovery Approach.”  This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets.  Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would be most prudent not to attempt to value the contingent consideration.  This resulted in assigning the contingent consideration a current valuation of zero.  As the royalties are deemed probable, they will be subsequently recognized as a “gain from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. Accordingly, during the period ended September 30, 2019, an offsetting $12,183 gain on discontinued operations is included within the $31,151 reported loss on discontinued operations.

A breakdown of discontinued assets and liabilities as reported on the face of the accompanying unaudited condensed financial statements for the periods ended September 30, 2019, and December 31, 2018, is as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$39,222	$23,954
Accounts receivable	18,693	136,785
Other current assets	77,674	71,624
Total current assets - held for resale	135,589	232,363

Property and equipment, net	—	270,603
Goodwill	—	1,024,591
Other long-term assets	—	5,375
Total long-term assets - held for resale	—	1,300,569

Accounts payable	104,475	75,208
Accrued expenses	—	81,213
Other current liabilities	57,556	2,368
Notes payable, current	100,000	158,698
Total current liabilities - held for resale	262,031	317,487

Notes payable, long term - held for resale	—	50,738
Total long-term liabilities - held for resale	$—	$50,738

A breakdown of the initial recorded pre-tax loss as reported on the accompanying unaudited condensed consolidated statements of operations as of the nine-month period ended September 30, 2019 is presented below.  Asset and liability values used in the calculation represent the company's carrying value as of the date of sale, May 24, 2019.

Sale of vehicles, equipment, and furniture, net of depreciation	$230,578
Impairment of remaining goodwill	1,024,592
Total carrying value of assets sold	1,255,170

Vehicle and equipment notes payable assumed by the buyer	76,791
Service agreements assumed by the buyer	19,646
Total carrying value of liabilities assumed	96,437

Net loss on sale of subsidiary, pre-tax	$1,158,733

A reconciliation of discontinued operations as reported on the accompanying unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, is as follows:

	For the three months ended September 30		For the nine months ended September 30
	2019	2018	2019	2018
Revenues	$—	$995,867	$675,963	$2,641,373
Cost of revenues	—	608,767	427,215	1,731,750
Gross profit	—	387,100	248,748	909,623
Selling, general, and administrative expenses	25,342	302,233	515,156	972,118
Recovery (loss) on sale of subsidiary	12,183	—	(1,134,810)	—
Other income (expense), net	(17,992)	(1,613)	(39,938)	(12)
Net income (loss) reported as discontinued operations	$(31,151)	$83,254	$(1,441,156)	$(62,507)

NOTE 4. SALE OF CONTROLLING INTEREST IN REAL ESTATE SUBSIDIARY

Transaction

On June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC, a Delaware limited liability company (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont owning the other 65% membership interest.

The Company had grown uncomfortable with the extreme amounts of high-priced debt that the subsidiary had taken on. There were significant principal payments due over the next 12 months at the subsidiary level that the portfolio’s cash flows could not offset and the Company’s corporate entity was unwilling to subsidize. As reported in previous quarterly and annual reports, on November 1, 2018, management implemented a right-sizing strategy for the Mt Melrose portfolio. This strategy included the hiring of a dedicated third-party property manager, a restructuring of overhead expenses, the divestiture of non-cash-flowing properties, and a focus on refinancing high-interest debt. The property manager was responsible for all day-to-day operations including, but not limited to: tenant relations and communications, property repairs and renovations, vacancy marketing, and turnover procedures. This allowed management to remain passive operationally and focus on property sales and refinancing opportunities. Subsequent to the sale on June 27, 2019, the property manager continues to fulfill the day-to-day operational responsibilities, and Woodmont continues to act on management’s previous right-sizing efforts by liquidating non-cash-flowing properties and pursuing refinancing options.

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

Under the terms of the A&R LLC Agreement, distributions of cash, from whatever source, may be made to the members at such times, and in such amounts, as the manager determines; provided, however, that any such distributions will be made in accordance with the following priorities: (i) distribution of amounts up to a cumulative total of $2,000,000 will be made pro rata in accordance with the members’ respective percentage interests (as expressly specified in the A&R LLC Agreement); (ii) then, distribution of cumulative amounts in excess of $2,000,000 and up to $3,000,000 will be made 67% to the Company and 33% to Woodmont; and (iii) thereafter, distribution of cumulative amounts in excess of $3,000,000 will be made pro rata in accordance with the members’ respective percentage interests (as expressly specified in the A&R LLC Agreement).

Deconsolidation Due to Transfer of Control

Prior to the sale of Mt Melrose interest, the Company owed 100% of the membership interests in Mt Melrose, LLC and controlled the entity by virtue of its voting interests. As a result, the Company consolidated Mt Melrose under the “voting interests” (“VOE”) consolidation model.

By virtue of the revised LLC operating agreement, and the aforementioned standstill agreement, Woodmont is the sole “manager” responsible for all management and operating decisions of Mt Melrose. Management determined that as of June 30, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose and will no longer consolidate Mt Melrose. All activity prior to the deconsolidation event has been included on the accompanying unaudited condensed consolidated statements of operations for the period ended September 30, 2019, in continuing operations, and under the real estate segment. As of June 30, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets. The Company’s 35% membership interest in Mt Melrose will now be accounted for as an investment in the equity of Mt Melrose in the Company’s reported financial statements.

Accounting for Remaining Mt Melrose Investment

The Company adopted ASU 2016-01 effective January 1, 2018. ASU 2016-01 generally requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. However, entities are able to elect a measurement alternative for equity investments that do not have a “readily determinable fair value.” The Company has determined that its equity investment in Mt Melrose does not have a readily determinable fair value at the time of deconsolidation. Under this alternative, the Company will measure the Mt Melrose investment at its implied fair value and assess it for impairment at each reporting date, or more often if indication of a potential impairment exists.  When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment will be marked to fair value on a periodic basis.  Future dividends will be recognized as income and returns of capital recognized as a reduction in the Company’s investment when and if received.

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC, the implied value of the retained 35% interest is $53,846.  This amount is included under the long-term investment amount on the accompanying unaudited condensed consolidated balance sheet for the period ended September 30, 2019.

Effective on June 27, 2019, the Company recognized a loss on the partial sale of Mt Melrose in the amount of $3,519,053, which has been reported separately on the accompanying unaudited condensed consolidated statements of operations in continuing operations and under the other segment for the nine-month period ended September 30, 2019. The amount of the loss is based upon the value of the Company’s remaining interest in the subsidiary, less the Company’s previous carrying value of the subsidiary.

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

On January 10, 2018, the Company’s wholly owned subsidiary, Mt Melrose, LLC (“New Mt Melrose”), completed the first acquisition of 44 residential and other income-producing real properties under the Purchase Agreement for a total purchase price of $3,956,389, which consisted of $500,000 in cash, 120,602 shares of common stock valued at $1,658,270, and the assumption of $1,798,119 of existing debt.

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

In an effort to expedite the optimization of the Mt Melrose portfolio, management determined that a dedicated operator was necessary to manage the subsidiary. On June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont owning the other 65% membership interest.  See Note 4 for more information.

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

As of November 1, 2018, pursuant to the termination of the Master Real Estate Asset Purchase Agreement and Cash Flow Agreement noted above, New Mt Melrose was no longer the primary beneficiary of Old Mt. Melrose. Additionally, as of November 1, 2018, New Mt Melrose no longer had a controlling financial interest in Old Mt. Melrose. Consequently, as of November 1, 2018, the Company no longer consolidates the fair values of the assets and liabilities of Old Mt. Melrose, and the balance of noncontrolling interest as of September 30, 2019, and December 31, 2018, is appropriately reflected as zero on the accompanying unaudited consolidated statements of stockholders’ equity.

NOTE 6. INVESTMENTS

Certain assets held through Willow Oak Asset Management, LLC, Enterprise Diversified, Inc., or EDI Real Estate, LLC do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investments in Alluvial Fund, LP, Bonhoeffer Fund, LP, and Willow Oak Select Fund, LP are measured using net asset value (NAV) as the practical expedient and are exempt from the fair value hierarchy. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. Due to the nature of the Mt Melrose, LLC (subsequent to the loss of control resulting from the sale of 65% of the equity in New Mt Melrose on June 27, 2019 (see Note 4)) and Huckleberry Real Estate Fund II, LLC investments, the investments are measured at cost basis as cost approximates fair value until additional inputs and measurements become available. As the inputs for these investments are not readily observable, these investments are valued using Level 3, as defined in Note 7, inputs. The following investments are remeasured to fair value on a recurring basis, and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.

	Cost Basis	Unrealized Gain	Fair Value
September 30, 2019
Alluvial Fund, LP	$7,037,798	$2,428,589	$9,466,387
Willow Oak Select Fund, LP	1,313	690	2,003
Mt Melrose, LLC	53,846	—	53,846
Total	$7,092,957	$2,429,279	$9,522,236

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2018
Alluvial Fund, LP	$7,023,676	$1,422,812	$8,446,488
Huckleberry Real Estate Fund II, LLC	468,750	—	468,750
Total	$7,492,426	$1,422,812	$8,915,238

NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES

The Company has adopted FASB ASC 820, Fair Value Measurements. ASC 820 defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

●

Level 1: Inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access. This category includes exchange-traded mutual funds and equity securities.

●

Level 2: Inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals. This category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts.

●

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The measurements are highly subjective.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its investments at fair value at the end of each reporting period. See description of these investments in Note 6 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
September 30, 2019
Alluvial Fund, LP	$—	$—	$—	$9,466,387	$9,466,387
Willow Oak Select Fund, LP	—	—	—	2,003	2,003
Total	$—	$—	$—	$9,468,390	$9,468,390

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2018
Huckleberry Real Estate Fund II, LLC	$—	$—	$468,750	$—	$468,750
Alluvial Fund, LP	—	—	—	8,446,488	8,446,488
Total	$—	$—	$468,750	$8,446,488	$8,915,238

(a)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company analyzes goodwill on an annual basis or whenever events or changes in circumstances indicate potential impairments. During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held in the home services segment. As described further in Note 1, this adjustment was the result of a general underperformance of previously acquired HVAC and plumbing businesses.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate a change in their fair market value. During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for resale” from “held for investment” as part of a portfolio redirection intended to reduce high-interest debt. See Note 5 for more information.

During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998. This adjustment was the result of repair and improvement expenses exceeding the current market value of the property and write downs of previously capitalized improvements made by prior management. During the period ended September 30, 2019, impairment adjustments of $42,407 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect pending sales activity as of the period ended September 30, 2019.

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

As discussed in Note 4, the Company’s ongoing equity investment in Mt Melrose, LLC is carried at cost under the alternative approach and will be assessed for impairment at each balance sheet date.

The Company analyzes the carrying value of property and equipment and lease right-of-use assets on an annual basis or whenever events or changes in circumstances indicate potential impairments.

NOTE 8. PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2019, and December 31, 2018, consisted of the following:

	2019	2018
Building	$—	$836,827
Computers and equipment	17,330	17,330
Furniture and fixtures	3,000	90,919
Land	—	145,000
	20,330	1,090,076
Less accumulated depreciation	(9,808)	(70,334)
Property and equipment, net	$10,522	$1,019,742

Depreciation expense was $619 for the three months ended September 30, 2019, and $39,130 for the period ended September 30, 2018. Included in these amounts are $0 and $7,807 for the periods ended September 30, 2019 and 2018, respectively, of depreciation expense related to personal property used in real estate segment rental operations. The depreciation expense related to personal property is included in the real estate segment cost-of-goods-sold amount on the accompanying unaudited condensed consolidated statements of income. The decrease in depreciation expense is due to the sale of the home services vehicles and equipment during the period ended June 30, 2019, as well as the deconsolidation of Mt Melrose, LLC financial activity as of June 30, 2019.

As of the period ended September 30, 2019, management has identified the commercial warehouse, along with two other residential real estate properties, as real estate held for resale. These properties are carried at $971,633 on the accompanying unaudited condensed consolidated balance sheets as of the period ended September 30, 2019. This compares to the year ended December 31, 2018, when management reported $73,212 of vehicles and equipment as held for resale and $2,318,912 of real estate as held for resale.

The building owned by the Company is a multipurpose warehouse space located in Lexington, Kentucky. This building was previously owned by Mt Melrose, LLC, but was excluded from the June 27, 2019, sale and remains with the Company. During the period ended June 30, 2019, management reclassified the building as “held for resale” based on management's intentions given the Mt Melrose equity sale that occurred on June 27, 2019. In the quarterly period ended December 31, 2018, management concluded it would adopt an outsourced property management model for New Mt Melrose. Management, therefore, determined that the warehouse was no longer needed for operations and should be divested.

A summary of total assets held for resale as of September 30, 2019, and December 31, 2018, is as follows:

	September 30, 2019	December 31, 2018
Real estate held for resale	$971,633	$2,318,912
Equipment and vehicles held for resale	—	73,212
Total assets held for resale	$971,633	$2,392,124

NOTE 9. REAL ESTATE

EDI Real Estate, LLC

As of September 30, 2019 and December 31, 2018, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	September 30, 2019	December 31, 2018
Units occupied or available for rent	5	6
Vacant units being prepared for rent	2	3
Total units held for investment	7	9

Occupied units held for resale	2	—
Vacant lots held for resale	3	3
Total units held for resale	5	3

The leases in effect, as of the period ended September 30, 2019, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	September 30, 2019	December 31, 2018
Total real estate held for investment	$556,867	$710,022
Accumulated depreciation	(116,292)	(107,576)
Real estate held for investment, net	$440,575	$602,446

Real estate held for resale	$971,633	$40,047

For the period ended September 30, 2019, depreciation expense on the EDI Real Estate portfolio of properties was $6,116. This compares to depreciation expense for the period ended September 30, 2018, when depreciation expense on the EDI Real Estate portfolio of properties was $5,304.

EDI Real Estate did not purchase or sell any properties during the periods ending September 30, 2019 and 2018.

During the period ended September 30, 2019, two residential rental properties were transferred from “held for investment” to “held for resale”.  The carrying value of these two properties totaled $121,558. EDI Real Estate did not transfer any properties during the period ended September 30, 2018.

During the period ended September 30, 2019, impairment adjustments of $42,407 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect pending sales activity as of the period ended September 30, 2019. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management.

Mt Melrose, LLC

As described in Note 4, management determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on the accompanying unaudited condensed consolidated statements of operations for the period ended September 30, 2019, under the real estate segment. Simultaneously, as of June 30, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2018, however, the Company did have a controlling financial interest in Mt Melrose. The consolidated Mt Melrose assets as of December 31, 2018, included the following units:

Mt Melrose	December 31, 2018
Units occupied or available for rent	98
Vacant units being prepared for rent	15
Total units held for investment	113

Residential and commercial units	48
Vacant lots	9
Total units held for resale	57

As of December 31, 2018, units held for investment consist of single-family and multi-family residential rental units. The leases in effect for the occupied Mt Melrose units as of the year ended December 31, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Units held for resale consist of single-family units, multi-family units, commercial properties, and undeveloped lots of land.

As of the year ended December 31, 2018, the Mt Melrose portfolio of properties was carried at the following amounts on the accompanying unaudited condensed consolidated balance sheets:

Mt Melrose	December 31, 2018
Total real estate held for investment	$9,049,945
Accumulated depreciation	(159,514)
Real estate held for investment, net	$8,890,431

Real estate held for resale	$2,278,865

For the period ended September 30, 2019, depreciation expense on the Mt Melrose portfolio of properties was $64,908. Mt Melrose did not purchase or sell any properties during the period ended September 30, 2019.

During the period ended September 30, 2018, Mt Melrose transferred one property with a carrying value of $145,406 from “held for investment” to “held for resale”.

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for resale” from “held for investment” as part of a portfolio redirection that was intended to reduce high-interest debt.

Future Minimum Rental Revenues

The future anticipated minimum rental revenues based on leases in place as of September 30, 2019, for EDI Real Estate, LLC are as follows:

2019	$14,565
2020	28,180
2021	—
Total	$42,745

NOTE 10. NOTES PAYABLE

Notes payable at September 30, 2019, and December 31, 2018, consist of the following:

	Interest Rates	Average Term	2019	2018
Interest-bearing amounts due on traditional mortgages on real estate held through Mt Melrose, LLC	4.38% - 5.75%	14 years	$—	$4,505,139
Interest-bearing amounts due on hard money loans on real estate held through Mt Melrose, LLC	10.00% - 13.00%	2 years	—	2,379,851
Interest-bearing amount due on promissory note on warehouse	8.00%	1 year	300,000	—
Interest-bearing amounts due on promissory notes	10.00%	1 year	—	131,279
Non-interest-bearing amount due on promissory notes	0.00%	1 year	100,000	218,270
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	0.00% - 4.90%	5 years	—	55,797
Vehicle loans through HVAC Value Fund, LLC	5.99%	5 years	—	53,638
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	376,217	384,304
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	137,600	137,600
Less notes related to discontinued operations			(100,000)	(209,436)
Less accrued interest			—	(134,623)
Less current portion			(311,292)	(1,002,965)
Long-term portion			$502,525	$6,518,854

To further summarize, the remaining notes payable amounts held as of September 30, 2019, were subject to the below interest rates:

0.00%	$100,000
5.00% - 5.99%	376,217
6.00 - 6.99%	137,600
8.00 - 8.99%	300,000
10.00% - 13.00%	—
Total	$913,817

The timing of future payments of notes payable are as follows as of September 30, 2019:

2019	$402,792
2020	11,453
2021	12,181
2022	150,491
2023 and thereafter	336,900
Total	$913,817

As of September 30, 2019, one line of credit remains open through the home services segment. This line of credit is held with Steven L. Kiel, an ENDI director, and our principal executive officer. Additional debt held through the home services segment as of December 31, 2018, includes loans for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans required monthly payments through May 2023 and hold annual interest rates of 5.99%. As of the period ended September 30, 2019, all of these loans have been assumed by Rooter Hero, the purchaser of the home services assets.  See Note 3 for more information.

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

During the quarter ended March 31, 2019, the Company issued a promissory note secured by the commercial warehouse held for resale.  The note carries an annual interest rate of 8%, pays interest quarterly, and is due upon successful sale of the warehouse with early payoff permitted.

With respect to the outstanding debt secured by the real properties acquired by Mt Melrose, LLC, these notes began to mature during the previous quarter, with the last note extending until January 2042. Some of these loans are interest only while others accrue interest that is due in full with a final balloon payment. As of December 31, 2018, the debt secured by the real properties has varying annual interest rates from 4.375% to 13%. As mentioned in Note 4, all assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets as of June 27, 2019.  This results in zero notes payable reported under Mt Melrose, LLC for the period ended September 30, 2019.

NOTE 11. ACCOUNTS RECEIVABLE AND BAD DEBT EXPENSE

For the period ended September 30, 2019 and 2018, bad debt expense from continuing operations was negative $147 and positive $8,277, respectively. The decrease in accounts receivable is the result of discontinued operations through our home services segment. As of the period ended September 30, 2019, and for the year ended December 31, 2018, accounts receivable consisted of the following:

	2019	2018
Gross accounts receivable	$35,977	$85,093
Less allowance for doubtful accounts	(331)	(26,830)
Accounts receivable, net	$35,646	$58,263

NOTE 12. SEGMENT INFORMATION

During the period ended September 30, 2019, the Company had five business units with separate management and reporting infrastructures that offer different products and services. The five business units have been aggregated into the following reportable segments: Asset Management, Real Estate, Internet, Home Services, and Other. As of the period ended September 30, 2019, and for all prior periods presented, home services operations are reported as discontinued operations.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. Additional reorganizations were made as of January 1, 2019, in order to appropriately reflect the similarities in the Company’s real estate operations. The “Mt Melrose” and legacy “Real Estate” segments are now referred to collectively as “Real Estate,” and the “HVAC” segment is now referred to as “Home Services.” “Corporate” and other additional investments now are combined under “Other Operations.” The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

As mentioned in Note 3, on May 24, 2019, the Company completed an asset sale transaction of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC, to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s customer accounts going forward. The current and comparative results of the home services segment have been reported as discontinued on the accompanying unaudited consolidated financial statements for the period ended September 30, 2019.

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC.

Management determined that as of June 30, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose; therefore, the Company will no longer consolidate Mt Melrose. All activity prior to the deconsolidation event has been included on the accompanying unaudited condensed consolidated statements of operations for the period ended September 30, 2019, under the real estate segment. As of June 30, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets.

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships and services. The real estate segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose (prior to the sale of 65% of our equity in Mt Melrose on June 27, 2019) located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The home services segment includes discontinued revenue and expenses derived from our former management of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses from nonrecurring investment opportunities such as Triad Guaranty, Inc. Additionally, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The internet segment includes revenue generated by operations in both the United States and Canada. In the period ended September 30, 2019, the internet segment generated revenue of $251,809 in the United States and revenue of $13,362 in Canada. This compares to the period ended September 30, 2018, where the internet segment generated revenue of $273,219 in the United States and revenue of $15,093 in Canada.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and nine months ended September 30, 2019 and 2018.

Three months ended September 30, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$(159,085)	$19,359	$265,171	$—	$—	$125,445
Cost of revenue	—	30,753	83,517	—	—	114,270
Operating expenses	81,906	11,827	43,168	141,270	—	278,171
Other income (expense)	4,983	(13,709)	384	20,249	—	11,907
Comprehensive income (loss) from continuing operations	(236,008)	(36,930)	138,870	(121,021)	—	(255,089)
Comprehensive income (loss) from discontinued operations	—	—	—	—	(31,151)	(31,151)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	9,571,808	638,298	392,131	1,107,117	135,589	11,844,943

Three months ended September 30, 2018	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$330,112	$220,600	$288,312	$20,934	$—	$859,958
Cost of revenue	—	107,527	86,658	31,800	—	225,985
Operating expenses	107,538	275,414	58,475	130,874	—	572,301
Other income (expense)	11,075	(137,406)	479	1,908	—	(123,944)
Comprehensive income (loss) from continuing operations	233,649	(299,747)	143,658	(139,832)	—	(62,272)
Comprehensive income (loss) from discontinued operations	—	—	—	—	83,254	83,254
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	9,806,271	14,707,356	381,262	1,738,533	2,577,014	29,210,436

Nine months ended September 30, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,127,075	$420,464	$805,990	$212,631	$—	$2,566,160
Cost of revenue	—	358,126	254,373	—	—	612,499
Operating expenses	309,896	327,671	165,457	641,483	—	1,444,507
Other income (expense)	19,074	(494,311)	4,317	(3,502,378)	—	(3,973,298)
Comprehensive income (loss) from continuing operations	836,253	(759,644)	390,477	(3,931,230)	—	(3,464,144)
Comprehensive income (loss) from discontinued operations	—	—	—	—	(1,441,156)	(1,441,156)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	9,571,808	638,298	392,131	1,107,117	135,589	11,844,943

Nine months ended September 30, 2018	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$522,044	$592,583	$887,635	$121,031	$—	$2,123,293
Cost of revenue	—	342,449	238,385	156,731	—	737,565
Operating expenses	170,979	762,074	191,443	651,540	—	1,776,036
Other income (expense)	33,225	(368,800)	32,898	7,091	—	(295,586)
Comprehensive income (loss) from continuing operations	384,290	(880,740)	490,705	(680,149)	—	(685,894)
Comprehensive income (loss) from discontinued operations	—	—	—	—	(62,518)	(62,518)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	9,806,271	14,707,356	381,262	1,738,533	2,577,014	29,210,436

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

As of the period ended September 30, 2019, we have two leases classified as operating leases and no finance leases. The previously reported finance leases as of the period ended March 31, 2019, were assumed by Rooter Hero as part of the home services asset sale that took place on May 24, 2019.  See Note 3 for more information.

Our operating leases are for warehouse and office facilities for Specialty Contracting Group, LLC, which did not convey with the asset sale, and for office space for Willow Oak Asset Management, LLC. The leases have remaining terms expiring from 2019 through 2021 and a weighted average remaining lease term of 1.4 years.  The right-of-use assets and corresponding lease liabilities for the Company’s operating leases are reported separately on the accompanying unaudited condensed consolidated balance sheets. Discount rates used in the calculation of our lease liability was approximately 6.7%.  In addition, the Company is the lessor for facility space in New York that it sublets to other tenants; the sublease expires in 2020 with the operating lease.

Lease costs for the three months ended September 30, 2019 consisted of the following:

Finance lease costs:
Amortization of ROU assets	$14,264
Interest on lease liabilities	—
Operating lease cost	15,455
Sublease income	(7,053)
Total lease costs from continuing operations	$22,666

A maturity analysis of our operating leases is as follows:

2019	$25,384
2020	86,380
2021	13,005
Total	124,769

Discount factor	(5,572)
Lease liability	119,197
Less lease liability from discontinuing operations	(57,795)
Amounts due within 12 months	(61,402)
Long-term lease liability	$—

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

Under the Cash Flow Agreement, New Mt Melrose was responsible for: Old Mt. Melrose’s monthly payments of interest and/or principal under the outstanding debt secured by the real properties; Old Mt. Melrose’s real property taxes with respect to the real properties due and attributable to the periods from and after the effective date; and Old Mt. Melrose’s ordinary expenses of operating the real properties, actually incurred, to the extent attributable to de minimis repairs, recurring maintenance services, and/or water, electricity, sewer, gas, telephone, or other similar utility charges.

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

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC. As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont owning the other 65% membership interest. Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against any losses actually incurred as a result of breaches of the Company’s representations and warranties made under the agreement.  To date, Woodmont has made three claims for indemnification under the agreement, all of which have been rejected and disputed by the Company.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of September 30, 2019, other than those previously mentioned related to the asset management segment, home services, and real estate segments.

Litigation

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, the Company filed a civil action complaint against Frank Erhartic, Jr. (the “Former Erhartic CEO”), the Company’s former CEO and director (prior to December 14, 2015) and currently an owner of record or beneficially of more than 5% of the Company’s Common Stock, alleging, among other things, that the Former Erhartic CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related-party transactions, including causing the Company to borrow certain amounts from the Former Erhartic CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former Erhartic CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former Erhartic CEO, causing the Company to pay certain amounts to the Former Erhartic CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former Erhartic CEO, causing the Company to pay rent on its corporate headquarters owned by the Former Erhartic CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former Erhartic CEO, converting to the Former Erhartic CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former Erhartic CEO, causing the Company to pay personal credit card debt of the Former Erhartic CEO, causing the Company to significantly overpay the Former Erhartic CEO’s health and dental insurance for the benefit of the Former Erhartic CEO, and causing the Company to pay the Former Erhartic CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

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

Split Adjustment

On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid.  Rather, any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split were rounded up to the next whole share of Common Stock.  That is, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they were entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders’ equity and all references to share and per-share amounts in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

NOTE 15. SUBSEQUENT EVENTS

On October 1, 2019, the Company, through its asset management subsidiary, formed Focused Compounding Capital Management, LLC. This new partnership, of which Willow Oak Capital Management, LLC will be a 10% owner, expects to launch a new private investment fund, Focused Compounding Fund, LP, set to begin investing January 1, 2020, in addition to advising managed accounts. Presently, this initiative is in its preparatory, “pre-launch” phase.

On October 22, 2019, the Company, as and being the sole and managing member of Specialty Contracting Group, LLC, resolved to dissolve and wind up Specialty Contracting Group and proceed with distributing its assets in accordance with §18-804 of the Delaware Limited Liability Company Act.  Management believes that Specialty Contracting Group’s continued existence is not reasonably practicable or financially feasible.  Management expects that all of Specialty Contracting Group’s cash on hand will be paid out ratably to its creditors and claimants.

Management has evaluated all other subsequent events from September 30, 2019, through the date the unaudited condensed consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the quarter ended September 30, 2019. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

During the period ended September 30, 2019, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated under five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate and investment activity that is not considered to be one of our primary lines of business. As of the period ended September 30, 2019, and for all prior periods presented, home services operations are reported as discontinued operations. The management of the Company also continually reviews various investment opportunities, including those in other lines of business.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. Additional reorganizations were made as of January 1, 2019, in order to appropriately reflect the similarities in the Company’s real estate operations. The “Mt Melrose” and legacy “Real Estate” segments are now referred to collectively as “Real Estate,” with the “HVAC” segment being referred to as “Home Services.” “Corporate” and other additional investments now are combined under “Other Operations.” The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

Note that as of May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed an asset sale transaction of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s customer accounts going forward. No cash consideration was exchanged in the transaction. As consideration for the transaction, Rooter Hero will pay monthly royalties for the next sixty months following the closing, calculated on the basis of revenue received from the customer accounts sold. Under such royalty arrangements, the Company will receive 7.5% of monthly revenue generated from qualified sales during the first year, and 5% of monthly revenue during years two through five.

Additionally, on June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont owning the other 65% membership interest.

The asset management segment includes revenues and expenses derived from various investment opportunities and partnerships and services. The real estate segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose (prior to the sale of 65% of our equity in Mt Melrose on June 27, 2019) located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet segment includes revenue and expenses related to the sale of internet access, hosting, storage, and other ancillary services. The home services segment includes discontinued revenue and expenses derived from our former management of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses from nonrecurring investment opportunities, such as Triad Guaranty, Inc. Additionally, the other segment includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

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

Real Estate Operations

The Company operates its real estate operations through EDI Real Estate, LLC and, indirectly, Mt Melrose, LLC. Mt Melrose, LLC is a partially owned subsidiary that currently owns and operates a portfolio of residential and other income-producing real estate in Lexington, Kentucky, that was acquired pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”). On January 10, 2018, Mt Melrose, LLC (“New Mt Melrose”) completed its first acquisition of 44 real properties under the agreement, and on June 29, 2018, Mt Melrose, LLC completed its second acquisition of 69 additional real properties under the agreement. However, during the quarterly period then ended December 31, 2018, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement and no further acquisitions were consummated. A third-party property manager was engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management determined that it was necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. In an effort to expedite the optimization of the Mt Melrose portfolio, management further determined that a dedicated operator was necessary to manage the subsidiary. Accordingly, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.  The Company has retained a 35% membership interest in Mt Melrose, with Woodmont owning the other 65% membership interest.

Our other real estate operations include activity from a legacy real estate investment portfolio held through EDI Real Estate, LLC. The portfolio, primarily located in the Roanoke area of Virginia, includes residential properties and vacant land. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as additional properties currently listed for sale.

Internet Operations

The Company operates its internet operations through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services and support to customers in the United States and Canada.

Home Services Operations

The Company operated its home services operations through Specialty Contracting Group, LLC (formerly HVAC Value Fund, LLC), a wholly owned subsidiary focused on the management of HVAC and plumbing companies in Arizona. As of December 31, 2017, the subsidiary had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all asset allocations made by management are final and all earn-outs have been paid in full as of December 31, 2018. On May 24, 2019, the Company completed an asset sale transaction of its home services operations to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. No cash consideration was exchanged in the transaction. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s customer accounts going forward. As of the period ended September 30, 2019, and for all prior periods presented, all revenue and expenses related to home services operations have been reported as discontinued operations on the accompanying unaudited condensed consolidated statements of operations.

Other Operations

Other operations include investment activity and corporate activity that is not considered to be one of the Company’s primary lines of business. Investment activity includes activity from various nonrecurring investment opportunities, such as the Company’s investment in Huckleberry Real Estate Fund II, LLC, and its financing arrangement with Triad Guaranty, Inc.

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company. ENDI may also invest in marketable securities through corporate operations.

Summary of Financial Performance

Common stockholders’ equity decreased from $15,915,651 at December 31, 2018, to $10,371,595 at September 30, 2019. This change was attributable to $836,253 of net income in the asset management segment and $390,477 of net income in the internet segment, and was offset by a net loss of $3,931,230 in the other segments, $759,644 of net loss in the real estate segment, and $1,441,156 of loss resulting from discontinued operations under the home services segment. Corporate expenses for the nine months ended September 30, 2019 totaled $641,474.

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

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
ASSETS
Cash and equivalents	$161,275	$542,856	$519,525	$435,726
Accounts receivables, net	35,646	20,212	65,614	58,263
Investments, at fair value	9,522,236	9,735,274	9,821,054	8,915,238
Real estate, total	1,412,208	1,421,364	11,691,075	11,811,789
Goodwill and other assets	713,578	769,570	3,353,607	3,298,436
Total assets	$11,844,943	$12,489,276	$25,450,875	$24,519,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$66,584	$161,357	$168,147	$165,495
Accrued expenses	51,703	80,761	453,657	338,050
Deferred revenue	217,811	217,020	213,288	210,212
Notes payable and other liabilities	1,137,250	1,372,303	8,326,363	7,890,044
Total liabilities	1,473,348	1,831,441	9,161,455	8,603,801
Total stockholders’ equity	10,371,595	10,657,835	16,289,420	15,915,651
Total liabilities and stockholders’ equity	$11,844,943	$12,489,276	$25,450,875	$24,519,452

Results of Operations

Asset Management Operations

The Company operates its asset management business through a wholly owned subsidiary, Willow Oak Asset Management, LLC. This subsidiary was formed on October 10, 2016. As of December 31, 2016, this subsidiary did not have material operations. Effective January 1, 2017, Willow Oak Asset Management made its first investment. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two new partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched.

As of the quarter ended September 30, 2019, Willow Oak holds a direct investment in the Alluvial Fund, LP. In accordance with GAAP, for financial reporting purposes, these unrealized investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services.

During the quarter ended September 30, 2019, the asset management segment produced negative $159,085 of revenue. Cost of revenue was $0 and operating expenses totaled $81,906. Other income attributable to the asset management segment totaled $4,983. The net loss for the quarter ended September 30, 2019, totaled $236,008. This compares to the quarter ended September 30, 2018, when the asset management segment produced $330,112 of revenue, cost of revenue was $0, and operating expenses totaled $107,538. Additionally, other income for the quarter ended September 30, 2018, was $11,075, and total net income for the quarter ended September 30, 2018, was $233,649. The decrease in revenue is due to market volatility and the application of specific GAAP revenue recognition rules as noted above. The decrease in operating expenses is primarily due to lower payroll expenses. Other income for the segment is primarily due to sub-lease rental income earned through the Company's New York office space.

As of the quarter ended September 30, 2019, the fair value of long-term investments held through the asset management segment totaled $9,468,390. This compares to the fair value of long-term investments held at December 31, 2018, which totaled $8,446,488. This increase in investments is attributable to positive Alluvial Fund performance during the nine-month period ended September 30, 2019.

Real Estate Operations

EDI Real Estate Operations

Through EDI Real Estate, as of September 30, 2019, the Company owns a total of 12 units consisting of nine units held for investment and three vacant lots held for resale as noted below:

EDI Real Estate	September 30, 2019	December 31, 2018
Units occupied or available for rent	5	6
Vacant units being prepared for rent	2	3
Total units held for investment	7	9

Occupied units held for resale	2	—
Vacant lots held for resale	3	3
Total units held for resale	5	3

Units held for investment consist of single-family residential rental units.

The leases in effect, as of the period ended September 30, 2019, are based on either annual or multi-year time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	September 30, 2019	December 31, 2018
Total real estate held for investment	$556,867	$710,022
Accumulated depreciation	(116,292)	(107,576)
Real estate held for investment, net	$440,575	$602,446

Real estate held for resale	$971,633	$40,047

For the period ended September 30, 2019, depreciation expense on the EDI Real Estate portfolio of properties was $6,116. This compares to depreciation expense for the period ended September 30, 2018, when depreciation expense on the EDI Real Estate portfolio of properties was $5,304.

EDI Real Estate did not purchase or sell any properties during the periods ending September 30, 2019 and 2018.

During the period ended September 30, 2019, two residential rental properties were transferred from “held for investment” to “held for resale.”  The carrying value of these two properties totaled $121,558. EDI Real Estate did not transfer any properties during the period ended September 30, 2018.

During the period ended September 30, 2019, impairment adjustments of $42,407 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect pending sales activity as of the period ended September 30, 2019. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was the result of a deteriorating building that was purchased by prior management in 1998.

For the period ended September 30, 2019, the real estate segment generated rental revenue of $19,359. The cost of rental revenue totaled $30,753. Operating expenses for the period ended September 30, 2019, were $11,827. Other expenses totaled $13,709 and the net loss for the period ended September 30, 2019, totaled $36,930. This compares to the period ended September 30, 2018, when revenue was $220,600, and cost of revenue totaled $107,527. Operating expenses were $275,414, other expenses totaled $137,406, and total net loss was $299,747. Other expenses incurred during the periods ended September 30, 2019 and 2018, were primarily interest-related expenses.

Mt Melrose Operations

Management has determined that the Company no longer has a controlling financial interest in Mt Melrose and is no longer the primary beneficiary as of June 30, 2019. All activity prior to the deconsolidation event has been included on the accompanying unaudited condensed consolidated statements of operations for the period ended September 30, 2019, under the real estate segment. Simultaneously, as of June 30, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying unaudited condensed consolidated balance sheets. Note that this deconsolidation event is separate from the deconsolidation event that took place on November 1, 2018. As of December 31, 2018, however, Mt Melrose did have a controlling financial interest and was the primary beneficiary. The consolidated Mt Melrose assets as of December 31, 2018, included the following units:

Mt Melrose	December 31, 2018
Units occupied or available for rent	98
Vacant units being prepared for rent	15
Total units held for investment	113

Residential and commercial units	48
Vacant lots	9
Total units held for resale	57

As of December 31, 2018, units held for investment consist of single-family and multi-family residential rental units. The leases in effect for the occupied Mt Melrose units as of the year ended December 31, 2018, are based on either annual or multi-year time periods. Month-to-month leases are reserved for special circumstances. Units held for resale consist of single-family units, multi-family units, commercial properties, and undeveloped lots of land.

As of the year ended December 31, 2018, the Mt Melrose portfolio of properties was carried at the following amounts on the accompanying unaudited condensed consolidated balance sheets:

Mt Melrose	December 31, 2018
Total real estate held for investment	$9,049,945
Accumulated depreciation	(159,514)
Real estate held for investment, net	$8,890,431

Real estate held for resale	$2,278,865

For the period ended September 30, 2019, depreciation expense on the Mt Melrose portfolio of properties was $64,908.

Mt Melrose did not purchase or sell any properties in the period ended September 30, 2018.

During the period ended September 30, 2018, Mt Melrose transferred one property with a carrying value of $145,406 from “held for investment” to “held for resale.”

During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for resale” from “held for investment” as part of a portfolio redirection intended to reduce high-interest debt.

Effective on June 27, 2019, the Company recognized a loss on the partial sale of Mt Melrose in the amount of $3,519,053, which has been reported separately on the accompanying unaudited condensed consolidated statements of operations under the other segment for the nine-month period ended September 30, 2019. The amount of the loss is based upon the value of the Company’s remaining interest in the subsidiary, less the Company’s previous carrying value of the subsidiary.

Internet Operations

As of September 30, 2019, the focus of our internet segment remains to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2018 or during the period ended September 30, 2019.

Revenue attributed to the internet segment during the period ended September 30, 2019, totaled $265,171 and cost of revenue totaled $83,517. Operating expenses for the segment totaled $43,168 for the period ended September 30, 2019, and other income totaled $384. Total net income for the internet segment was $138,870 for the period ended September 30, 2019. This compares to the period ended September 30, 2018, when revenue totaled $288,312, cost of revenues totaled $86,658, operating expenses were $58,475, other income was $479, and net income was $143,658. Other income for the segment is the result of the sale of credit card reward programs.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

As of September 30, 2019, we have a total of 7,622 customer accounts across the U.S. and Canada. This compares to the period ended September 30, 2018, when we had a total of 8,997 customer accounts. As of September 30, 2019, approximately 63% of our revenue is driven by internet access services, with the remaining 37% being earned though web hosting and other storage services.

Approximately 92% of our customer accounts are U.S. based, while 8% are Canada based. Revenue generated by our U.S. customers totaled $251,809 and revenue generated by our Canadian customers totaled $13,362 during the period ended September 30, 2019. This compares to revenue generated by our U.S. customers of $273,219 and revenue generated by our Canadian customers of $15,093 during the period ended September 30, 2018.

Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our financial statements, and all presented prior periods have also been reclassed to discontinued operations for comparability. The net loss reported from discontinued operations related to the home services segment, as of the period ended September 30, 2019, was $31,151.  Included in this amount is an offsetting $12,183 loss recovery on discontinued operations that represents royalties earned in accordance with the Rooter Hero royalty arrangement mentioned previously. This compares to net income of $83,254 reported from discontinued operations related to the home services segment for the period ended September 30, 2018.

Other Operations

In the period ended September 30, 2019, the other segments did not produce any revenue or cost of goods sold, but the segment earned $20,249 of other income primarily related to the reversal of a legal expense. Additionally, corporate operating expenses totaled $141,270. This resulted in a net loss of $121,021 for the period ended September 30, 2019. This compares to revenue of $20,934, cost of revenue of $31,800, operating expenses of $130,874, and other income produced of $1,908 for the period ended September 30, 2018. Corporate expenses totaled $126,828, and the segment recorded a net loss of $139,832 during the period ended September 30, 2018. Revenue and cost of goods sold were higher due to the legacy EDI Real Estate, LLC activity being reported, as noted previously, under the other segment for the period ended September 30, 2018. Corporate expenses were slightly higher during the period ended September 30, 2019 due to additional legal and accounting fees.

Financial Condition, Liquidity, and Capital Resources

During the period ended September 30, 2019, ENDI carried out its business strategy in five operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. As of the period ended September 30, 2019, and for all prior periods presented, home services operations are reported as discontinued operations. Our primary focus is on generating cash flow so that we have the flexibility to make reinvestments as opportunities present themselves. We will only reinvest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $161,275 at the quarter ended September 30, 2019, compared to $435,726 at year-end December 31, 2018. The Company intends to continue to build up cash reserves moving forward. Real estate held for investment decreased to $440,575 at the quarter ended September 30, 2019, compared to $9,492,877 at year-end December 31, 2018, and real estate held for resale decreased to $971,633 at the quarter ended September 30, 2019, compared to $2,318,912 at year-end December 31, 2018. Property and equipment also decreased to $10,522 at the quarter ended September 30, 2019, from $1,019,742 at year-end December 31, 2018. The decreases in real estate and property and equipment are due to the recent asset sale under the home services segment and the equity sale and subsequent deconsolidation under the real estate segment. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time. Total notes payable decreased to $813,817 from $7,521,819 during the same time period. This decrease was also primarily related to the equity sale and deconsolidation under the real estate segment.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future.

The aging of accounts receivable as of September 30, 2019 and December 31, 2018 is as shown:

	September 30, 2019	December 31, 2018
Current	$33,639	$58,263
30 – 60 days	1,310	—
60 + days	697	—
Total	$35,646	$58,263

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

On June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against any losses actually incurred as a result of breaches of the Company’s representations and warranties made under the agreement.  To date, Woodmont has made three claims for indemnification under the agreement, all of which have been rejected and disputed by the Company. Also, in connection with the transaction, the Company and Woodmont entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC dated June 27, 2019 (the “A&R LLC Agreement”).  The A&R LLC Agreement sets forth the general terms and conditions governing the arrangements between the two members.  The A&R LLC Agreement provides that the business and affairs of Mt Melrose will be managed exclusively by one or more managers; and Woodmont is designated as the sole manager.  In addition, the Company has expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose; and with respect to any matters requiring a vote of the members, the Company will vote with (i.e., the same as) Woodmont.

We have no other meaningful long-term debt obligations, purchase obligations, or other long-term liabilities as of September 30, 2019, other than those previously mentioned related to the asset management, home services, and real estate segments.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

On April 12, 2016, the Company filed a civil action complaint against Frank Erhartic, Jr. (the “Former Erhartic CEO”), the Company’s former CEO and director (prior to December 14, 2015) and currently an owner of record or beneficially of more than 5% of the Company’s Common Stock, alleging, among other things, that the Former Erhartic CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related-party transactions, including causing the Company to borrow certain amounts from the Former Erhartic CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former Erhartic CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former Erhartic CEO, causing the Company to pay certain amounts to the Former Erhartic CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former Erhartic CEO, causing the Company to pay rent on its corporate headquarters owned by the Former Erhartic CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former Erhartic CEO, converting to the Former Erhartic CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former Erhartic CEO, causing the Company to pay personal credit card debt of the Former Erhartic CEO, causing the Company to significantly overpay the Former Erhartic CEO’s health and dental insurance for the benefit of the Former Erhartic CEO, and causing the Company to pay the Former Erhartic CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 1, 2019 the Company, through its asset management subsidiary, formed Focused Compounding Capital Management, LLC. This new partnership, of which Willow Oak Capital Management, LLC will be a 10% owner, expects to launch a new private investment fund, Focused Compounding Fund, LP, set to begin investing January 1, 2020, in addition to advising managed accounts.  Presently, this initiative is in its preparatory, “pre-launch” phase.

On October 22, 2019, the Company, as and being the sole and managing member of Specialty Contracting Group, LLC, resolved to dissolve and wind up Specialty Contracting Group and proceed with distributing its assets in accordance with §18-804 of the Delaware Limited Liability Company Act.  Management believes that Specialty Contracting Group’s continued existence is not reasonably practicable or financially feasible.  Management expects that all of Specialty Contracting Group’s cash on hand will be paid out ratably to its creditors and claimants.

Item 6.	Exhibits

Exhibit	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2019 and 2018; (vi) Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: November 8, 2019	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: November 8, 2019	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)