Form 10-K
period 2019-12-31
ENTERPRISE DIVERSIFIED, INC.
filed 2020-03-30
CIK 1096934

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.125 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).☐ Yes    ☒ No

The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,937,500 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.125 par value, as of March 27, 2020 is 2,602,240.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2020 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 28, 2020, are incorporated by reference into Part III of this Form 10-K.

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

During the year ended December 31, 2019, the Company operated through five reportable segments:

●	Asset Management Operations - this segment includes revenue and expenses derived from our various joint ventures, service offerings, and initiatives undertaken in the asset management industry;
●

Real Estate Operations - this segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose (prior to the sale of 65% of our equity in Mt Melrose on June 27, 2019) located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia;

●	Internet Operations - this segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services;
●	Home Services Operations - this segment includes discontinued revenue and expenses derived from our former operation of HVAC and plumbing companies in Arizona; and
●

Other Operations - this segment includes any revenue and expenses from nonrecurring or one-time strategic funding or similar opportunities previously undertaken, and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

As of the year ended December 31, 2019, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. Additional reorganizations were made as of January 1, 2019, in order to appropriately reflect the similarities in the Company’s real estate operations. As a result, the “Mt Melrose” and legacy “Real Estate” segments are referred to collectively as “Real Estate,” with the “HVAC” segment being referred to as “Home Services.” “Corporate” and other additional investments are combined under “Other Operations.” The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

Note that as of May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s remaining customer accounts going forward. No cash consideration was exchanged in the transaction. As consideration for the transaction, Rooter Hero will pay monthly royalties for the sixty (60) months following the closing, calculated on the basis of any revenue received from the customer accounts transferred. Under such royalty arrangements, the Company will receive 7.5% of any monthly revenue generated from qualified sales during the first year, and 5% of any monthly revenue during years two through five. Royalties received will be reduced by pre-approved warranty-related costs for select customers.

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

Asset Management Operations

ENDI created a wholly-owned subsidiary on October 10, 2016, named Willow Oak Asset Management, LLC (“Willow Oak”). Willow Oak is an asset management operational platform oriented to the value-investing community. Value investing and knowledge of the global value-investing community are core competencies of Willow Oak’s management. Willow Oak intends to apply its core competencies to become a hub for the value-investing community, offering various forms of affiliations with respected value investment managers. Such affiliations to date include fund seeding and reinvestments, fund launching, investor relations, and fund management administrative support. The Company intends to actively expand its Willow Oak platform with additional affiliations and services that enhance the value of the Willow Oak platform to all affiliated funds.

Willow Oak began offering its fund management services (“FMS”) to external funds on November 1, 2018, when it signed a consulting services agreement with Arquitos Capital, a domestic and offshore private investment fund controlled by Steven Kiel, a Company director and our principal executive officer. Willow Oak also provides FMS to the Bonhoeffer Fund. FMS consists of services not typically provided by traditional third-party providers to the hedge fund industry, including: access to the Willow Oak network, investor relations and marketing, administration and compliance, interface to traditional service providers, standard tools and best practices repository, and access to Willow-Oak-vetted third-party service providers.

Willow Oak expanded its affiliations on October 1, 2019, forming a new joint venture with Focused Compounding Capital Management, LLC (“Focused Compounding Capital Management”) through a wholly-owned Company subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”). Willow Oak Capital Management was made a 10% owner of Focused Compounding Capital Management and is entitled to receive 10% of any and all gross fees (including management fees and incentive fees), before expenses, generated from any and all separately managed accounts and funds that are managed or advised, directly or indirectly, by Focused Compounding Capital Management, including a new private investment fund, Focused Compounding Fund, LP, that was launched by Focused Compounding Capital Management on January 1, 2020. Under the terms of the joint venture, Focused Compounding Capital Management’s principals, Geoff Gannon and Andrew Kuhn, agreed to bear sole responsibility for any and all investment advisory matters associated with the conduct of Focused Compounding Capital Management’s business, while Willow Oak Capital Management agreed to bear the organizational expenses of the fund launch and also to provide Willow Oak’s FMS to Focused Compounding Capital Management on an ongoing basis.

Real Estate Operations

The Company operates its real estate operations through EDI Real Estate, LLC, a wholly-owned subsidiary, and, indirectly, through Mt Melrose, LLC, a formerly consolidated subsidiary. Mt Melrose, LLC owns and operates a portfolio of residential and other income-producing real estate in Lexington, Kentucky, which was acquired pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC, a Kentucky limited liability company (“Old Mt. Melrose”). On January 10, 2018, Mt Melrose, LLC (“New Mt Melrose”) completed its first acquisition of 44 real properties under the agreement, and on June 29, 2018, it completed its second acquisition of 69 additional real properties under the agreement. However, during the quarterly period ended December 31, 2018, the parties mutually agreed to terminate the Master Real Estate Asset Purchase Agreement and no further acquisitions were consummated. A third-party property manager was engaged during this quarterly period ended December 31, 2018, to manage certain of the real properties previously acquired. Management also determined that it was necessary to right-size New Mt Melrose’s operations to reduce its level of high-interest debt. In an effort to expedite the optimization of the Mt Melrose portfolio, management further determined that a dedicated operator was necessary to manage the subsidiary. Accordingly, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose, LLC to Woodmont, who agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. The general terms and conditions governing the arrangement between the Company and Woodmont are set forth in an Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC.

Our other real estate operations include activity from a legacy real estate investment portfolio held through EDI Real Estate, LLC. The portfolio, primarily located in the Roanoke area of Virginia, includes residential properties and vacant land. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as other properties currently listed for sale.

Internet Operations

The Company operates its internet operations through Sitestar.net, a wholly-owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services and support to customers in the United States and Canada.

Discontinued Operations - Home Services Operations

The Company operated its home services operations through Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), formerly a wholly-owned subsidiary focused on the management of HVAC and plumbing companies in Arizona. As of December 31, 2017, the subsidiary had closed on six acquisitions for an aggregate purchase price of approximately $2.02 million, which included earn-outs of approximately $325,000. For all six acquisitions, all earn-outs had been paid in full as of December 31, 2018. On May 24, 2019, the Company completed its divestiture of the home services operations to Rooter Hero. As of the year ended December 31, 2019, and for all prior periods presented, all revenue and expenses related to home services operations have been reported as discontinued operations on the accompanying consolidated statements of operations.

Other Operations

Other operations include corporate activity and nonrecurring or one-time strategic funding or similar activity, previously undertaken, that is not considered to be one of the Company’s primary lines of business. This activity includes opportunities such as the Company’s investment in Huckleberry Real Estate Fund II, LLC and its financing arrangement with Triad Guaranty, Inc.

This also includes any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Products and Services

Asset Management Operations

The Company operates its asset management operations business through Willow Oak.

In 2016, the Company made a strategic determination to fund a seed investment totaling $10 million through Willow Oak to assist in the launch of Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017 by unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. Under a side letter agreement with Alluvial Fund’s general partner, Willow Oak agreed not to fully withdraw its capital account prior to a date five years after the effective date of the side letter agreement. However, on December 31, 2017, pursuant to an amendment to the side letter agreement dated December 15, 2017, the Company caused $3.0 million to be withdrawn from Alluvial Fund in order to partially fund the Company’s acquisitions of real estate in the 2018 Mt Melrose transactions. As of December 31, 2019, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, and Willow Oak receives 50% of all performance and management fees earned by the general partner.

On August 1, 2018, Willow Oak, through a wholly-owned Company subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Willow Oak Capital Management served as the general partner of Select Fund. Select Fund ultimately dissolved in June 2019 so that other joint ventures and partnerships could be pursued.

On November 1, 2018, Willow Oak also entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. As consideration for the services, Arquitos pays Willow Oak a fixed fee and a performance-based fee.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This new joint venture, of which Willow Oak Capital Management, LLC is a 10% owner, manages capital through separately managed accounts and a private partnership launched January 1, 2020. As a member of the general partner, Willow Oak provides ongoing FMS and operational support in addition to covering all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak is entitled to 10% of gross management and performance fees earned by Focused Compounding. In addition to hosting a popular investing podcast, the individual principals of Focused Compounding share investment news and advice through a subscription-based service.

Real Estate Operations

ENDI created a wholly-owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), on December 14, 2017, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. On January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky. On June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky. The Company accounted for the first and second purchases of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases). As has been reported, on June 27, 2019 the Company sold 65% of its membership interest in New Mt Melrose, LLC to Woodmont. The Company deconsolidated the operations of New Mt Melrose, LLC on June 27, 2019, as a result of no longer having a controlling financial interest.

ENDI created a wholly-owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of December 31, 2019, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes eight residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke area of Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company. The leases in effect as of December 31, 2019, are based on annual time periods and include month-to-month provisions after the completion of the initial term.

State and municipal laws and regulations govern the real estate industry and do not vary significantly from one community to another. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern rental properties and also do not vary significantly throughout our real estate holding areas.

Internet Operations

Sitestar.net is an Internet Service Provider (ISP) that offers consumer and business-grade internet access, web hosting, and various ancillary services. We provide services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL and fiber-optic). Additionally, we market and sell web hosting and related services to consumers and businesses.

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

As of December 31, 2019, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during 2019.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

Discontinued Operations - Home Services Operations

Prior to May 24, 2019, the Company operated its home services segment through its wholly-owned subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC). The Company, along with JNJ Investments, LLC, an unaffiliated third party, organized and launched Specialty Contracting Group, LLC on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. Specialty Contracting Group was focused on the management of HVAC and plumbing companies in Arizona.

As has been reported, on May 24, 2019, the Company completed its divestiture of the home services operations to Rooter Hero. See Note 3 for more information.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main activities that comprise other operations.

Huckleberry Real Estate Fund

On January 30, 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. On May 14, 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company. Under the fund’s operating agreement, the fund’s managing member has sole discretion regarding the amounts and timing of any distributions to the members of the fund. As of December 31, 2019, a full redemption has been made, with the related gain included on the consolidated statements of operations under the other operations segment.

Triad DIP Investors

On August 24, 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy on April 27, 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 on May 18, 2018. The terms of the promissory note provide for interest in the amount of 10% annually, a repayment date no later than April 29, 2020, and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. Accordingly, on April 28, 2018, the Company was issued warrants to purchase 450,000 shares for $0.01 per share. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019 the Company sold all 450,000 shares at a price of $0.18/share.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Employees

As of December 31, 2019, we employed seven full-time individuals through the asset management, real estate, internet, home services, and other segments. We also utilize outside contractors as necessary to assist with financial reporting, technical support, and customer service. Our employees are not unionized, and we consider relations with employees to be favorable.

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

The Company operates its Real Estate, Internet, and Other operations remotely–that is, without dedicated office space. The principal office for our Asset Management Operations is office space leased by the Company located in New York, New York. The principal office of our Home Services Operations, prior to being discontinued, was a mix of office and industrial warehouse space previously leased by Specialty Contracting Group, LLC located in Scottsdale, Arizona.

As of December 31, 2019, through EDI Real Estate, LLC, the Company owns various real estate properties including eight residential properties and interests in several undeveloped lots. Subsequent to December 31, 2019, two properties held for resale have been sold.

On December 24, 2019, the Company completed the sale of its commercial warehouse space located in Lexington, Kentucky. The property was sold at its carrying value of $850,000.

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

Other: Mt Melrose-related Proceedings

Various disputes have arisen and are continuing between the Company and Woodmont Lexington, LLC (“Woodmont”), the entity to whom the Company sold, on June 27, 2019, 65% of the Company’s membership interest in Mt Melrose, LLC (“Mt Melrose”).

In undertaking a sale of its membership interests in Mt Melrose, the Company had sought to partner with an operator who, in exchange for being granted a substantial equity interest at a significant discount to the amounts the Company had invested in Mt Melrose, would assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio and endeavor in good faith to generate favorable returns inuring to the long-term best interests of the Company and its shareholders.

Shortly following the closing of the Mt Melrose transaction, however, the relationship between the Company and Woodmont soured. Woodmont, by its representative, Tice Brown, unexpectedly proceeded to make numerous claims and demands upon the Company, which the Company determined to be unfounded and frivolous, if not disingenuous to the parties’ understandings. During the year ended December 31, 2019, Woodmont also has submitted three formal claims for indemnification under the parties’ purchase agreement, each of which were considered by the Company and then rejected and disputed in short order as unfounded. An additional claim has been submitted, considered, and disputed subsequent to December 31, 2019.

In addition, Woodmont, acting as the sole manager of Mt Melrose, purported to unilaterally amend and restate as of August 29, 2019 the Mt Melrose limited liability company agreement among the parties, purporting to change the terms of the distribution waterfall the parties had expressly agreed to and purporting to reallocate the parties’ respective interests in Mt Melrose – unilaterally reducing the Company’s percentage membership interest from 35% to 20.8% while increasing Woodmont’s percentage membership interest from 65% to 79.2%. The Company has rejected and disputed these purported changes and Woodmont’s conduct.

In connection with the primary disputes between the Company and Woodmont and following the Company’s Delaware Action (as defined below), on December 5, 2019, Woodmont also filed a verified complaint in the Fayette County, Kentucky Circuit Court against the Company and a third party who was then-under contract with the Company for such party’s purchase of the Company’s warehouse and associated real property located in Lexington, Kentucky – see Woodmont Lexington, LLC, et al. v. Enterprise Diversified, et al., Fayette Circuit Court, Civil Action No. 19-CI-04304 (the “Kentucky Action”). The Court in the Kentucky Action enjoined the Company and the warehouse purchaser from removing or cleaning out the various items of building materials and salvage owned by Mt Melrose that had been placed in the warehouse premises, and required the Company and the warehouse purchaser to provide rent-free access so that Woodmont and Mt Melrose could realize “full value” on their liquidation of the stored personal property until February 1, 2020. The Company believes that Woodmont’s attempt to hold up the sale of an $850,000 warehouse and property because it wanted to store spare toilets, doors, floor tiles and other residential building materials there, rent free, for more than six months, was disingenuous and intentionally injurious to the Company. On December 27, 2019, the Company filed verified counter-claims in the Kentucky Action against Woodmont, alleging, among other things, Woodmont’s tortious interference with the Company’s business and Woodmont’s unjust enrichment. The Company is seeking, among other relief available against Woodmont, declaratory relief; trial by jury on all issues; money damages, including all special and consequential damages, in amounts to be determined at trial; and the Company’s costs and expenses, including attorneys’ fees; together with pre- and post-judgement interest. The parties to the Kentucky Action have recently engaged in settlement negotiations, although they have not been successful. This action remains pending in the Fayette County, Kentucky Circuit Court.

All the while, since the closing of the Mt Melrose transaction, Woodmont, by its representative, Tice Brown, has made repeated “low ball” offers to buy out the Company’s remaining interest in Mt Melrose, insisting that the Company relinquish its Mt Melrose interest in order to avoid further claims and demands and in order to avoid threatened public disparagement (including by way of statements made on various social media by Woodmont’s representative, Tice Brown). All such offers have been rejected or not responded to by the Company, as being unfavorable, undesirable, and not in the long-term best interests of the Company and its shareholders.

On January 7, 2020, Woodmont, acting as the sole manager of Mt Melrose, also caused Mt Melrose to distribute a $600,000 cash dividend directly to Woodmont. Woodmont expressly excluded the Company from receiving any portion of this distribution. The Company has rejected and disputed the propriety of this distribution and Woodmont’s conduct.

The Company believes that Woodmont, directly and by its representative, Tice Brown, has engaged, and continues to engage, in intentionally injurious and harassing conduct concerning Mt Melrose that runs counter to the long-term best interests of the Company and its shareholders. Accordingly, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2019, the Company filed a verified complaint in the Court of Chancery of the State of Delaware on November 20, 2019, commencing a civil action against Woodmont – see Civil Action No. 2019-0928-JTL (the “Delaware Action”). The Delaware Action was filed by the Company in response to the repeated claims and demands and injurious conduct by Woodmont and its representative, Tice Brown. On March 9, 2020, the Company filed further an amended verified complaint against Woodmont in the Delaware Action, expanding its claims against Woodmont. The Company is seeking, among other relief available against Woodmont, injunctive, declaratory and equitable relief, and relief for, among other things, Woodmont’s breaches of contract and unjust enrichment, along with attorneys’ fees and expenses. This action remains pending in the Delaware Court of Chancery.

Management intends to vigorously prosecute the Company’s claims, and defend the Company’s rights, against Woodmont and its representative, Tice Brown, in all of these Mt Melrose-related proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Enterprise Diversified’s Common Stock is listed on the OTC QB Markets (“OTCQB”) under the symbol “SYTE.”

Record Holders

As of March 27, 2020, we had approximately 119 shareholders of record. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Equity Compensation Plans

On November 7, 2019, Enterprise Diversified’s Governance, Compensation, and Nomination Committee of the Board of Directors approved the creation of an equity incentive program for board members as well as eligible senior management. The Committee determined that it was advisable, and in the best interests of the Company and its stockholders, to provide guidelines for the issuance of equity incentive awards, such as restricted stock and restricted stock units, to attract, retain, and motivate eligible persons whose present and potential contributions are important to the long-term success of the Company and its subsidiaries and to align their interests with those of the Company’s stockholders. Consistent with this and the Company’s intention to retain its cash, it was also determined that such a program would provide for a more-formal process by which amounts of director’s fees and annual management bonuses accrued from time to time could be paid, at the direction of the Committee, in shares of Common Stock in lieu of cash. The provisions of the program were memorialized as the Enterprise Diversified, Inc. 2020 Equity Incentive Plan (the “2020 EIP”), which was approved and adopted by the Board effective as of January 31, 2020. The 2020 EIP may be amended or terminated at any time by the Board or the Committee. A copy of the 2020 EIP accompanies this Report as Exhibit 99.1.

Dividends

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Issuances of Unregistered Shares of Common Stock

On December 20, 2019, the Company issued 21,870 unregistered shares of its Common Stock to Steven L. Kiel, the Company’s Executive Chairman, as its repayment of an outstanding $100,000 promissory note owed to Mr. Kiel. The number of shares issued in lieu of cash payment of the obligation was determined by the Governance, Compensation, and Nomination Committee of the Board of Directors using the volume weighted average price of a share of Common Stock for the immediately preceding ninety (90) days, which equaled $4.57. To the extent this issuance constituted an offer or sale of securities under the Securities Act, it was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

On February 14, 2020, the Company issued a total of 35,594 unregistered shares of its Common Stock to members of the Board of Directors and select senior management in lieu of cash payment of certain accrued director’s fees and annual management bonuses, in line with the 2020 EIP described above. The number of shares issued was determined by the Governance, Compensation, and Nomination Committee of the Board of Directors using the volume weighted average price of a share of Common Stock for the ninety (90) days immediately preceding January 31, 2020, which equaled $3.6537. To the extent this issuance constituted an offer or sale of securities under the Securities Act, it was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s accompanying consolidated financial statements and accompanying notes as of and for the years ended December 31, 2019 and 2018. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Summary of Financial Performance

Common stockholders’ equity decreased from $15,915,651 at December 31, 2018, to $10,633,958 at December 31, 2019. This change was attributable to $4,998,487 of net loss in the real estate segment, $1,510,475 of loss resulting from discontinued operations under the home services segment, and $791,916 of net loss in other segments, and was partially offset by $1,399,615 of net income in the asset management segment and $522,626 of net income in the internet segment. Corporate expenses for the year ended December 31, 2019, included in the net loss from other operations, totaled $1,101,098. Total comprehensive net loss (all attributable to Enterprise Diversified, Inc. stockholders) for the year ended December 31, 2019 equaled $5,381,691, which includes $3,054 of accumulated other comprehensive loss attributable to the internet segment.

Historical Variable Interests

As of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose was a “variable interest entity” because the seller’s equity interests in Old Mt. Melrose were not effective in determining whether the seller or New Mt Melrose had a controlling financial interest, and that New Mt Melrose’s rights under a certain Cash Flow Agreement that had been entered into on January 10, 2018 with Old Mt. Melrose (the “Cash Flow Agreement”) were deemed to be variable interests in Old Mt. Melrose. During those periods, the Company had determined that New Mt Melrose was the primary beneficiary of Old Mt. Melrose since substantially all of Old Mt. Melrose’s activities had been conducted on behalf of New Mt Melrose and because New Mt Melrose may have been required to provide financial support to Old Mt. Melrose under the Cash Flow Agreement. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been consolidated accordingly on the unaudited consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018. As noted on the unaudited consolidated statements of stockholders’ equity during those quarters, the ending noncontrolling interest allocated to the variable interest entity represented the remaining equity held by Old Mt. Melrose for properties that had not yet been acquired under the Purchase Agreement. The ending noncontrolling interest amount also included any income or loss generated by the remaining properties that were to be acquired under the Purchase Agreement for the period then ended.

As of November 1, 2018, pursuant to the termination of the Master Real Estate Asset Purchase Agreement and Cash Flow Agreement noted above, New Mt Melrose was no longer the primary beneficiary of Old Mt. Melrose. Additionally, as of November 1, 2018, New Mt Melrose no longer had a controlling financial interest in Old Mt. Melrose. Consequently, as of November 1, 2018, the Company no longer consolidated the fair values of the assets and liabilities of Old Mt. Melrose, and the balance of noncontrolling interest as of December 31, 2019 and 2018, is accordingly reflected as zero on the accompanying consolidated balance sheets and statements of stockholders’ equity.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and equity and should be read together with our accompanying consolidated financial statements, including the accompanying notes to the financial statements. The table below provides a balance sheet summary for the periods presented and is designed to provide an overview of the balance sheet changes from quarter to quarter.

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
ASSETS
Cash and equivalents	$666,810	$161,275	$542,856	$519,525	$435,726
Accounts receivables, net	52,889	35,646	20,212	65,614	58,263
Investments, at fair value	10,126,204	9,522,236	9,735,274	9,821,054	8,915,238
Real estate, total	479,425	1,412,208	1,421,364	11,691,075	11,811,789
Goodwill and other assets	574,316	713,578	769,570	3,353,607	3,298,436
Total assets	$11,899,644	$11,844,943	$12,489,276	$25,450,875	$24,519,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$157,934	$66,584	$161,357	$168,147	$165,495
Accrued expenses	198,374	51,703	80,761	453,657	338,050
Deferred revenue	204,960	217,811	217,020	213,288	210,212
Notes payable and other liabilities	704,418	1,137,250	1,372,303	8,326,363	7,890,044
Total liabilities	1,265,686	1,473,348	1,831,441	9,161,455	8,603,801
Total stockholders’ equity	10,633,958	10,371,595	10,657,835	16,289,420	15,915,651
Total liabilities and stockholders’ equity	$11,899,644	$11,844,943	$12,489,276	$25,450,875	$24,519,452

Financial Condition, Liquidity, and Capital Resources

During 2019, Enterprise Diversified carried out its business strategy in five operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. As of the year ended December 31, 2019, and for all prior periods presented, home services operations are reported as discontinued operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $666,810 at the year ended December 31, 2019, compared to $435,726 at year-end December 31, 2018. The Company intends to continue to build up cash reserves moving forward. Real estate held for investment decreased to $380,515 at the year ended December 31, 2019, compared to $9,492,877 at year-end December 31, 2018, and real estate held for resale decreased to $98,910 at the year ended December 31, 2019, compared to $2,318,912 at year-end December 31, 2018. Property and equipment also decreased to $17,753 at the year ended December 31, 2019, from $1,019,742 at year-end December 31, 2018. The decreases in real estate and property and equipment are primarily due to the equity sale and subsequent deconsolidation under the real estate segment. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time. Total notes payable decreased to $511,025 from $7,521,819 during the same time period. This decrease was also primarily related to the equity sale and deconsolidation under the real estate segment.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of December 31, 2019, and December 31, 2018, is as shown:

	December 31, 2019	December 31, 2018
Current	$50,909	$58,263
30 – 60 days	1,495	—
60 + days	485	—
Total	$52,889	$58,263

We have no material capital expenditure requirements.

As of December 31, 2019, no lines of credit remain open through the home services segment. The line of credit that existed as of December 31, 2018 through the home services segment, was held with Steven L. Kiel, an ENDI director and our principal executive officer. The Company assumed this debt, which was paid off during the current year through the issuance of Company stock. Additional debt held through the home services segment as of December 31, 2018, included loans for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans required monthly payments through May 2023 and held annual interest rates of 5.99%. As of December 31, 2019, all of these loans have been assumed by Rooter Hero, as a result of our divestiture of the home services segment. See Note 3 for more information.

During the quarter ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. Subsequent to the year ended December 31, 2019, one of these notes has been paid off. Additionally, during the quarter ended September 30, 2018, EDI Real Estate, LLC issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years.

With respect to outstanding debt secured by the real properties acquired by Mt Melrose, LLC, these notes began to mature during the year ended December 31, 2018, with the last note extending until January 2042. Some of these loans were interest only while others accrued interest that is due in full with a final balloon payment. As of December 31, 2018, the debt secured by the real properties had varying annual interest rates from 4.375% to 13%. As the Company no longer has a controlling financial interest in Mt Melrose, it no longer consolidates Mt Melrose, LLC’s assets, liabilities (including notes payable), or results of operations.

The remaining notes payable as of December 31, 2019, consisted of the following:

	Interest Rates	Average Term	2019	2018
Interest-bearing amounts due on traditional mortgages on real estate held through Mt Melrose, LLC	4.38% - 5.75%	14 years	$—	$4,505,139
Interest-bearing amounts due on hard money loans on real estate held through Mt Melrose, LLC	10.00% - 13.00%	2 years	—	2,379,851
Interest-bearing amounts due on promissory notes	10.00%	1 year	—	131,279
Non-interest-bearing amount due on promissory notes	0.00%	1 year	—	218,270
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	0.00% - 4.90%	5 years	—	55,797
Vehicle loans through HVAC Value Fund, LLC	5.99%	5 years	—	53,638
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	373,425	384,304
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	137,600	137,600
Less notes related to discontinued operations			—	(209,436)
Less accrued interest			—	(134,623)
Less current portion			(11,453)	(1,002,965)
Long-term portion			$499,572	$6,518,854

The timing of future payments of notes payable are as follows:

2020	$11,453
2021	12,181
2022	12,891
2023	151,242
2024 and thereafter	323,258
Total	$511,025

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2019, nor at any time from January 1, 2019, through December 31, 2019.

Other Contractual Obligations

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

The Company, through Willow Oak, agreed to make capital contributions to Alluvial Fund in the aggregate amount of $10 million to be provided over four equal tranches on January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017. As of September 30, 2017, the Company satisfied its obligation to provide $10 million in accordance with the contribution schedule. On January 1, 2018, pursuant to an amendment to the Alluvial Side Letter Agreement, dated December 15, 2017, Willow Oak withdrew $3,000,000 from its $10,000,000 investment in Alluvial Fund, LP in order to partially fund the Company’s first close of the Mt Melrose Transaction. Arquitos Capital Partners, LP, which is managed by our director and principal executive officer Steven L. Kiel, simultaneously invested $3,000,000 in Alluvial to temporarily replace the amount withdrawn by Willow Oak. The Arquitos investment into Alluvial counts toward Willow Oak’s seed investment total for purposes of Willow Oak’s agreement with Alluvial.

Also through the asset management operations segment, an operating lease on office space in New York City commenced on October 1, 2017. This lease extends through September 30, 2020.

Through the home services segment, an operating lease on warehouse and office space in Scottsdale, Arizona, commenced on May 1, 2018. This lease extends through May 31, 2021. This lease was not conveyed with the divestiture on May 24, 2019. Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC) was the lessee party to the lease. Specialty Contracting Group, in connection with its dissolution and winding up, surrendered possession of the premises to the landlord, in default of this lease.

On June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against any losses actually incurred as a result of breaches of the Company’s representations and warranties made under the agreement. To date, Woodmont has made four claims for indemnification under the agreement, all of which have been rejected and disputed by the Company. Also, in connection with the transaction, the Company and Woodmont entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth the general terms and conditions governing the arrangements between the two members. The A&R LLC Agreement provides that the business and affairs of Mt Melrose will be managed exclusively by one or more managers; and Woodmont is designated as the sole manager. In addition, the Company expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose; and with respect to any matters requiring a vote of the members, the Company will vote with (i.e., the same as) Woodmont. Subsequent to the transaction, Woodmont, as the manager of Mt Melrose, has purported that the Company’s membership interest in Mt Melrose has been diluted to 20.8%. The Company disputes this assertion and maintains that it has retained its 35% membership interest.

Results of Operations

Asset Management Operations

The Company operates its asset management operations business through two wholly-owned subsidiaries, Willow Oak Asset Management, LLC and Willow Oak Capital Management, LLC. These subsidiaries were formed on October 10, 2016 and May 24, 2018, respectively. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two new partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched. During the year ended December 31, 2019, one new joint venture was formed in which Willow Oak Capital Management is a non-managing owner.

As of December 31, 2019, Willow Oak holds a direct investment in the Alluvial Fund, LP. The realized and unrealized investment gains and losses are reported as revenue on the accompanying consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services.

During the year ended December 31, 2019, the asset management operations segment produced $1,773,276 of revenue. Cost of revenue was $0 and operating expenses totaled $410,226. Other income attributable to the asset management operations segment totaled $36,565. Net income for the year ended December 31, 2019, totaled $1,399,615. This compares to the year ended December 31, 2018, when the asset management operations segment produced negative $775,249 of revenue, cost of revenue was $0, and operating expenses totaled $286,283. Additionally, other income for the year ended December 31, 2018, was $41,632, and total net loss for the year ended December 31, 2018, was $1,019,900. The increase in revenue in 2019 is due to market volatility and the application of specific GAAP revenue recognition rules as noted above. The increase in operating expenses is primarily due to higher payroll and event expenses. Other income for the segment is primarily due to sub-lease rental income earned through the Company’s New York office space.

As of December 31, 2019, the fair value of long-term investments held through the asset management operations segment totaled $10,072,358. This compares to the fair value of long-term investments held at December 31, 2018, which totaled $8,446,488. This increase in investments is attributable to positive Alluvial Fund performance during the year ended December 31, 2019.

The tables below provide a summary of income statement amounts over time. These figures are specific to the asset management operations segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues	$1,773,276	$(775,249)
Cost of revenue	—	—
Operating expenses	410,226	286,283
Other income (expense)	36,565	41,632
Comprehensive income (loss)	$1,399,615	$(1,019,900)

Asset Management Operations Revenue	Year Ended December 31, 2019	Year Ended December 31, 2018
Realized and unrealized gains (losses) on investment activity	$1,607,644	$(834,014)
Management and performance fee revenue	65,171	41,151
Fund management services revenue	100,461	17,614
Total revenue	$1,773,276	$(775,249)

Quarterly	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$646,201	$(159,085)	$589,180	$696,980
Cost of revenue	—	—	—	—
Operating expenses	100,330	81,906	104,526	123,464
Other income (expense)	17,491	4,983	7,052	7,039
Comprehensive income (loss)	$563,362	$(236,008)	$491,706	$580,555

Real Estate Operations

EDI Real Estate Operations

For the year ended December 31, 2019, the EDI Real Estate portfolio generated rental revenue of $76,792. The cost of rental revenue totaled $104,279. Operating expenses for the year ended December 31, 2019, were $42,080. Other expenses totaled $75,359 and the net loss for the year ended December 31, 2019, totaled $155,057. This compares to the year ended December 31, 2018, when the EDI Real Estate portfolio generated rental revenue of $77,391, cost of rental revenue totaled $43,063, operating expenses were $17,200, other expenses totaled $13,591, and net rental income was $3,537. Other expenses incurred during the years ended December 31, 2019 and 2018, were primarily interest-related expenses. The 2019 increases in cost of rental revenue and operating expenses were due to significant deferred maintenance expenses and newly allocated payroll expenses, respectively.

For the year ended December 31, 2019, depreciation expense on the EDI Real Estate portfolio of properties was $22,161. This compares to depreciation expense for the year ended December 31, 2018, when depreciation expense on the EDI Real Estate portfolio of properties was $21,215.

During the year ended December 31, 2019, one property held for resale was sold for gross proceeds of $95,000. Net proceeds totaled $84,869 and closing costs totaled $10,131. This compares to its carrying value of $95,000, which resulted in no gain or loss being recognized on the sale. This compares to the year ended December 31, 2018, when two residential properties and one commercial property held for resale were sold for gross proceeds of $88,000. Net proceeds totaled $82,656. This compares to their carrying value of $95,033, which resulted in a loss of $7,033. No properties were purchased during the years ended December 31, 2019 or 2018.

During the year ended December 31, 2019, net impairment adjustments of $26,170 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect sales activity throughout the year. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year.

Through EDI Real Estate, as of December 31, 2019, the Company owns a total of eleven units consisting of six units held for investment, two units held for resale, and three vacant lots held for resale as noted below:

EDI Real Estate	December 31, 2019	December 31, 2018
Units occupied or available for rent	6	6
Vacant units being prepared for rent	—	3
Total units held for investment	6	9

Units held for resale	2	—
Vacant lots held for resale	3	3
Total units held for resale	5	3

Units held for investment consist of single-family residential rental units.

The leases in effect, as of December 31, 2019, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	December 31, 2019	December 31, 2018
Total real estate held for investment	$484,590	$710,022
Accumulated depreciation	(104,075)	(107,576)
Real estate held for investment, net	380,515	602,446

Real estate held for resale	$98,910	$40,047

Mt Melrose Operations

Management has determined that the Company no longer has a controlling financial interest in Mt Melrose and is no longer the primary beneficiary as of June 27, 2019. All activity prior to the deconsolidation event has been included on the accompanying consolidated statements of operations for the year ended December 31, 2019, under the real estate segment. Simultaneously, as of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the consolidated balance sheets. Note that this deconsolidation event is separate from the deconsolidation event that took place on November 1, 2018, related to the change in variable interest reporting. As of December 31, 2018, the Company did have a controlling financial interest in Mt Melrose and was the primary beneficiary.

For the period ended June 27, 2019, the Mt Melrose portfolio generated rental revenue of $365,971. The cost of rental revenue totaled $276,049. Operating expenses for the period ended June 27, 2019, were $295,945. Other expenses totaled $4,580,940 and the net loss for the period ended June 27, 2019, totaled $4,786,963. This compares to the year ended December 31, 2018, when the Mt Melrose portfolio generated rental revenue of $778,657, cost of rental revenue totaled $450,859, operating expenses were $920,309, other expenses totaled $1,416,257, and total net loss was $2,008,768. The other expenses for the year ended December 31, 2019 are primarily related to the loss recognized on the equity sale of the Mt Melrose entity mentioned previously, which totaled $4,157,809. Other expenses incurred during the year ended December 31, 2018, were primarily impairment and interest-related expenses.

During the period ended June 27, 2019, depreciation expense on the Mt Melrose portfolio of properties totaled $110,978. This compares to the year ended December 31, 2018, when depreciation expense on the Mt Melrose portfolio of properties was $159,514.

No purchases were made during the period ended June 27, 2019. During the year ended December 31, 2018, Mt Melrose purchased a total of 61 properties, outside of the original purchase agreement, for a gross purchase price of $2,585,463. The majority of these purchases resulted in a note payable.

During the period ended June 27, 2019, Mt Melrose sold nineteen residential properties and five vacant lots for gross proceeds of $775,850. Net proceeds totaled $151,672. This compares to their carrying value of $755,918, which resulted in a net gain of $16,932. During the year ended December 31, 2018, Mt Melrose sold three residential properties consisting of five rental units for gross proceeds of $295,000 and net proceeds of $113,734. This compares to their carrying value of $237,273, which resulted in a net gain of $57,727.

During the period ended June 27, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale in order to properly reflect market value at that time. During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for resale” from “held for investment” as part of a portfolio redirection intended to reduce high-interest debt.

Effective on June 27, 2019, the end of the consolidation period, the Company recognized a loss on the partial sale of Mt Melrose in the amount of $4,157,809, which has been reported separately on the accompanying consolidated statements of operations under the real estate segment for the year ended December 31, 2019. The amount of the loss is based upon the value of the Company’s remaining interest in the subsidiary, less the Company’s previous carrying value of the subsidiary.

As of December 31, 2018, units held for investment consisted of single-family and multi-family residential rental units. The leases in effect for the occupied Mt Melrose units as of December 31, 2018, were based on either annual or multi-year time periods. Month-to-month leases were reserved for special circumstances. Units held for resale consisted of single-family units, multi-family units, commercial properties, and undeveloped lots of land.

The consolidated Mt Melrose assets as of December 31, 2018, included the following units:

Mt Melrose	December 31, 2018
Units occupied or available for rent	98
Vacant units being prepared for rent	15
Total units - held for investment	113

Residential and commercial units	48
Vacant lots	9
Total units - held for resale	57

As of December 31, 2018, the Mt Melrose portfolio of properties was carried at the following amounts on the accompanying consolidated balance sheets:

Mt Melrose	December 31, 2018
Total real estate held for investment	$9,049,945
Accumulated depreciation	(159,514)
Real estate held for investment, net	8,890,431

Real estate held for resale	$2,278,865

Additionally, during the year ended December 31, 2019, a commercial warehouse was sold for gross proceeds of $850,000. Net proceeds after closing costs and a promissory note payoff were $487,944. This resulted in a loss on the sale in the amount of $56,467. This loss is included in other expenses under the real estate segment for the year ended December 31, 2019.

The tables below provide a summary of income statement amounts over time. These figures are specific to the real estate segment as a whole and are presented for the annual and quarterly periods designated below. Revenue and expenses related to the Mt Melrose portfolio of properties are included through the consolidation period, which ended on June 27, 2019 with the Company’s majority equity sale of the entity.

Annual	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues	$537,763	$778,657
Cost of revenue	485,459	450,859
Operating expenses	338,025	920,309
Other income (expense)	(4,712,766)	(1,416,257)
Comprehensive income (loss)	$(4,998,487)	$(2,008,768)

Quarterly	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$117,299	$19,359	$218,599	$182,506
Cost of revenue	127,433	30,753	164,130	163,143
Operating expenses	10,254	11,827	211,536	104,408
Other income (expense)	(4,179)	(13,709)	(4,566,752)	(128,126)
Comprehensive income (loss)	$(24,567)	$(36,930)	$(4,723,819)	$(213,171)

For the quarters ended September 30 and June 30, 2019, the Company previously reported the net loss recognized on the sale of our controlling interest in our Mt Melrose subsidiary as an other expense under Other Operations. As of December 31, 2019, the Company has found it appropriate to report this loss under the Real Estate segment. For all reported segment activity, this reclassification has been made as of June 30, 2019. The loss on the sale continues to show separately on the consolidated statements of operations for the year ended December 31, 2019. Additionally, an entry has been made to combine the deconsolidation activity previously reported on the consolidated statements of stockholders’ equity, in the amount of $638,749, with the net loss on the sale reported on the statements of operations for the period ended June 30, 2019. Total ending stockholder’s equity for the period ended June 30, 2019, remains unchanged.

Internet Operations

As of December 31, 2019, the focus of our internet segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet segment during the year ended December 31, 2019.

Revenue attributed to the internet segment during the year ended December 31, 2019, totaled $1,066,229 and cost of revenue totaled $330,654. Operating expenses for the segment totaled $223,118 for the year ended December 31, 2019, and other income totaled $10,169. Accumulated other comprehensive loss related to the recognition of foreign currency translation adjustments totaled $3,054. Total comprehensive income for the internet segment was $519,572 for the year ended December 31, 2019. This compares to the year ended December 31, 2018, when revenue totaled $1,168,843, cost of revenues totaled $325,234, operating expenses were $241,654, other income was $35,649, and comprehensive income was $637,604. Other income in 2018 for the segment is the result of the sale of various blocks of IP addresses.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

As of December 31, 2019, we have a total of 7,466 customer accounts across the U.S. and Canada. This compares to the year ended December 31, 2018, when we had a total of 8,058 customer accounts. As of December 31, 2019, approximately 64% of our internet segment revenue is driven by internet access services, with the remaining 36% being earned though web hosting and other web-based storage services.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $1,011,407 and revenue generated by our Canadian customers totaled $54,822 during the year ended December 31, 2019. This compares to revenue generated by our U.S. customers of $1,101,999 and revenue generated by our Canadian customers of $66,844 during the year ended December 31, 2018.

The tables below provide a summary of income statement amounts over time. These figures are specific to the internet segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues	$1,066,229	$1,168,843
Cost of revenue	330,654	325,234
Operating expenses	223,118	241,654
Other income (expense)	10,169	35,649
Other comprehensive income (loss)	(3,054)	—
Comprehensive income (loss)	$519,572	$637,604

Quarterly	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$260,239	$265,171	$265,917	$274,902
Cost of revenue	76,281	83,517	83,243	87,613
Operating expenses	57,646	43,168	59,035	63,269
Other income (expense)	5,852	384	3,541	392
Other comprehensive income (loss)	(3,054)	—	—	—
Comprehensive income (loss)	$129,110	$138,870	$127,180	$124,412

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. The net loss reported from discontinued operations related to the home services segment, as of the year ended December 31, 2019, was $1,510,475. Included in this amount is an offsetting $21,629 loss recovery on discontinued operations that represents royalties earned in accordance with the Rooter Hero royalty arrangement mentioned previously. This compares to the net loss of $915,163 reported from discontinued operations related to the home services segment for the year ended December 31, 2018.

Other Operations

For the year ended December 31, 2019, our other operations segment produced $212,631 of revenue related to a realized gain on the Huckleberry Real Estate Fund. Our other operations produced no cost of goods sold. Operating expenses totaled $1,101,098 and other expenses were $96,551 for the year ended December 31, 2019. The other expenses are primarily related to a realized gain on the sale of Triad Guaranty, Inc. stock. Corporate operating expenses accounted for the full $1,101,098 of reported operating expenses for our other operations. This resulted in a net loss of $791,916 for the year ended December 31, 2019. This compares to revenue of $160,492, cost of revenue of $202,533, operating expenses of $875,527, and other income produced of $2,673 for the year ended December 31, 2018. Corporate expenses totaled $858,327, and the other segment recorded a total net loss of $914,895 for the year ended December 31, 2018. Corporate expenses are higher for the year ended December 31, 2019 primarily due to additional legal fees related to ongoing litigation but were also offset by a decrease in payroll expenses, consulting expenses, and travel expenses.

The carrying value of the Huckleberry Real Estate Fund investment is included under other operations in the accompanying consolidated balance sheets. As of December 31, 2019, and December 31, 2018, the carrying value for this investment is $0 and $468,750, respectively. The decrease in carrying value period over period was due to return of capital that was received prior to June 30, 2019. During the quarter ended March 31, 2019, a gain of $212,631 was recognized as revenue through other segments on the accompanying consolidated statements of operations.

The tables below provide a summary of income statement amounts over time. These figures are specific to other business segments, including corporate and various other investments, and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues	$212,631	$160,492
Cost of revenue	—	202,533
Operating expenses	1,101,098	875,527
Other income (expense)	96,551	2,673
Comprehensive income (loss)	$(791,916)	$(914,895)

Quarterly	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$—	$—	$—	$212,631
Cost of revenue	—	—	—	—
Operating expenses	459,624	141,270	305,284	194,920
Other income (expense)	79,876	20,249	(7,471)	3,897
Comprehensive income (loss)	$(379,748)	$(121,021)	$(312,755)	$21,608

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

The information required by this Item 8 may be found immediately after the signatures to this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in our Current Report on Form 8-K filed with the SEC on July 15, 2019, on July 10, 2019, the Company formally engaged Brown Edwards & Company, LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2019. Prior to this time, Cherry Bekaert, LLP had been appointed as the Company’s independent registered public accounting firm for the year ending December 31, 2019, having served as the Company’s independent registered public accounting firm since 2016. There has been no other change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2019, and there have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2019, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

The management of Enterprise Diversified, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weakness in our internal control over financial reporting as of December 31, 2019:

We have not properly designed internal controls over the preparation of our financial statements. We have incorporated consultants, new hires, and review processes to alleviate some of the associated risks of segregation of duties and financial reporting matters; however, formal and consistent policies and procedures, as well as complete control documentation for all significant financial reporting areas, have not been prepared or implemented.

Changes in Our Internal Controls

During the year ended December 31, 2019, the Company hired a new Vice President of Operations in order to build out new company processes and optimize existing company procedures. Additionally, this role is intended to create a dedicated operational manager across each of the business segments. As a result, corporate management has greater visibility over financial transactions and internal control processes.

During the previous year ended December 31, 2018, the Company had separated the Chief Executive Officer and Chief Financial Officer roles to allow for more specific focus on the Company’s operational and financial needs. Additionally, the Company had hired a new Vice President and Chief of Staff to enhance management’s oversight and further segregate management roles and responsibilities. The Company also had hired an additional accountant at the corporate level in order to add additional layers of internal review and provide segregation of accounting and financial reporting roles and responsibilities.

ITEM 9B.	OTHER INFORMATION

Specialty Contracting Group, LLC

On October 22, 2019, the Company, as and being the sole and managing member of Specialty Contracting Group, LLC, resolved to dissolve and wind up Specialty Contracting Group and proceed with distributing its assets in accordance with §18-804 of the Delaware Limited Liability Company Act. Management had determined that Specialty Contracting Group’s continued existence was not reasonably practicable or financially feasible; the entity having no operational capabilities, no significant assets, and no prospects for the carrying on of any business or receipt of revenue. All of Specialty Contracting Group’s cash on hand was paid out ratably to its creditors and claimants; however, its assets were not sufficient to satisfy in full its known liabilities. After making such payments out of and to the extent of its assets, Specialty Contracting Group filed a Certificate of Cancellation with the Secretary of State of the State of Delaware on November 15, 2019, thereby effecting the cancellation and termination of the entity.

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

Split Adjustment

On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid. Rather, any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split were rounded up to the next whole share of Common Stock. That is, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they were entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders’ equity and all references to share and per-share amounts in this annual report on Form 10-K and in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

PART III

We expect to file with the SEC in April 2020 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our annual meeting of stockholders scheduled to be held on May 28, 2020.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management,” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers” and “Information as to Certain Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the section entitled “Proposal 4. Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements – Contained in Item 8:

(b)	Exhibits – The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit	Description

3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992) (a)

3.1(ii)	Amended Articles of Incorporation (July 29, 1998) (a)

3.1(iii)	Amended Articles of Incorporation (October 26, 1998) (a)

3.1(iv)	Amended Articles of Incorporation (July 14, 1999) (a)

3.1(v)	Amended Articles of Incorporation (July 28, 1999) (a)

3.1(vi)	Certificate of Amendment to the Articles of Incorporation (January 23, 2018) (f)

3.1(vii)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 (June 1, 2018) (l)

3.1(viii)	Certificate of Amendment to the Articles of Incorporation (June 1, 2018) (m)

3.2(i)	Bylaws of the Registrant (December 17, 1992) (a)

3.2(ii)	Amended Bylaws of the Registrant (January 28, 2015) (b)

10.1	Limited Partnership Agreement of Alluvial Fund, LP dated as of January 1, 2017, and entered into by Willow Oak Asset Management, LLC on December 27, 2016 (c)

10.2	Side Letter Agreement dated December 28, 2016, by and between Willow Oak Asset Management, LLC and Alluvial Capital Management, LLC (for itself and on behalf of Alluvial Fund, LP) (d) *

10.3	Form of Sitestar Corporation Private Placement Subscription Agreement (e)

10.4	Master Real Estate Asset Purchase Agreement by and between Sitestar Corporation and Mt. Melrose, LLC, dated December 10, 2017 (p)

10.5	Cash Flow Agreement by and between Mt Melrose, LLC, d.b.a. Mt Melrose II, LLC and Mt. Melrose, LLC, dated January 10, 2018 (o)

10.6	Form of Sitestar Corporation Private Placement Subscription Agreement (g)

10.7	Limited Liability Company Operating Agreement of Huckleberry Real Estate Fund II, LLC dated as of January 24, 2017 and entered into by Willow Oak Asset Management, LLC on January 24, 2017 (h)

10.8

Side Letter Agreement dated January 23, 2017 by and between Willow Oak Asset Management, LLC and Huckleberry Capital Management, LLC (for itself and on behalf of Huckleberry Real Estate Fund II, LLC) (i)

10.9	Employment Agreement dated January 25, 2017 by and between Sitestar Corporation and Tabitha Keatts (j)

10.10	Amendment to Alluvial Side Letter Agreement (December 15, 2017) (k)

10.11	Employment Agreement effective as of October 5, 2018 by and between the Registrant and Alea A. Kleinhammer (n)

10.12	Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC dated June 27, 2019 (r)

16.1	Letter of Cherry Bekaert, LLP dated July 15, 2019 (q)

21	List of Subsidiaries **

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Enterprise Diversified, Inc. 2020 Equity Incentive Plan**

Exhibit	Description

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, and the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the Years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018 (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2019 and 2018; (v) Notes to Consolidated Financial Statements

(a) Filed as an exhibit to the Registrant’s Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999, and incorporated herein by reference.

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

(k) Filed as Exhibit 10.13 to Registrant’s Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 30, 2018, and incorporated herein by reference.

(l) Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2018, and incorporated herein by reference.

(m) Filed as Exhibit 3.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2018, and incorporated herein by reference.

(n) Filed as Exhibit 10.12 to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019, and incorporated herein by reference.

(o) Filed as Exhibit 10.6 to Registrant’s Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 30, 2018, and incorporated herein by reference.

(p) Filed as Exhibit 10.5 to Registrant’s Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 30, 2018, and incorporated herein by reference.

(q) Filed as Exhibit 16.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and incorporated herein by reference.

(r) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 3, 2019, and incorporated herein by reference.

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

ENTERPRISE DIVERSIFIED, INC.

(REGISTRANT)

Date: March 30, 2020	By:	/s/Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: March 30, 2020	By:	/s/Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	By:	/s/Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: March 30, 2020	By:	/s/Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)

Date: March 30, 2020	By:	/s/Jeremy K. Deal
Jeremy K. Deal
Vice-Chairman

Date: March 30, 2020	By:	/s/Keith D. Smith
Keith D. Smith
Director

Date: March 30, 2020	By:	/s/Thomas Braziel
Thomas Braziel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Enterprise Diversified, Inc.

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enterprise Diversified, Inc. and subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matters

As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company entered into a sales agreement to transfer all of the personal property and customer lists and records, and certain other assets and liabilities of Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC) to a third party. The total loss on disposal of $1,158,732, and associated current operating results, has been reported on the Income (loss) from discontinued operations line of the Company’s consolidated statements of operations for the year ended December 31, 2019. In addition, the current and non-current assets and liabilities previously related to Specialty Contracting Group, LLC have been reclassified to the appropriate held for sale categories on the Company’s consolidated balance sheets. Our opinion is not modified with respect to this matter.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company sold 65% of its membership interest in Mt Melrose, LLC to a third party. The total loss on the sale of Mt Melrose LLC of $4,157,809 has been reported on the Loss on sale of subsidiary line of the Company’s consolidated statements of operations for the year ended December 31, 2019. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Brown, Edwards & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Lynchburg, Virginia

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enterprise Diversified, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enterprise Diversified, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor from 2016 through 2018.

Charlotte, North Carolina

April 1, 2019

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$666,810	$435,726
Accounts receivable, net	52,889	58,263
Inventory	—	120,940
Other current assets	29,555	95,095
Current assets - held for resale	428	232,363
Total current assets	749,682	942,387
Long-term Assets
Real estate - held for investment, net	380,515	9,492,877
Real estate - held for resale	98,910	2,318,912
Property and equipment, net	17,753	1,019,742
Property and equipment - held for resale	—	73,212
Goodwill, net	212,445	212,445
Note receivable	195,121	169,406
Long-term investments, at fair value or net asset value	10,126,204	8,915,238
Lease right-of-use assets	45,056	—
Other assets	73,958	74,664
Long-term assets - held for resale	—	1,300,569
Total long-term assets	11,149,962	23,577,065
Total assets	$11,899,644	$24,519,452
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$157,934	$165,495
Accrued bonus	175,259	90,444
Accrued expenses	23,115	112,983
Accrued interest	—	134,623
Deferred revenue	204,960	210,212
Lease liability, current	46,435	—
Notes payable, current	11,453	1,002,965
Other current liabilities - held for resale	146,958	317,487
Total current liabilities	766,114	2,034,209
Long-term Liabilities
Notes payable, net of current portion	499,572	6,518,854
Other long-term liabilities - held for resale	—	50,738
Total long-term liabilities	499,572	6,569,592
Total liabilities	1,265,686	8,603,801
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,566,646 and 2,625,282 shares issued; 2,566,646 and 2,544,776 shares outstanding	320,831	328,160
Additional paid-in capital	27,313,734	27,718,308
Treasury stock, at cost, 0 and 80,506 common shares	—	(511,901)
Accumulated other comprehensive income	—	3,054
Accumulated deficit	(17,000,607)	(11,621,970)
Total stockholders’ equity	10,633,958	15,915,651
Total liabilities and stockholders’ equity	$11,899,644	$24,519,452

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Revenues - asset management	$1,773,276	$(775,249)
Revenues - real estate	537,763	778,657
Revenues - internet operations	1,066,229	1,168,843
Revenues - other	212,631	160,492
Total revenues	3,589,899	1,332,743

Cost of revenues - real estate	485,459	450,859
Cost of revenues - internet operations	330,654	325,234
Cost of revenues - other	—	202,533
Total cost of revenues	816,113	978,626

Gross profit (loss) - asset management	1,773,276	(775,249)
Gross profit - real estate	52,304	327,798
Gross profit - internet operations	735,575	843,609
Gross profit (loss) - other	212,631	(42,041)
Total gross profit	2,773,786	354,117

Selling, general, and administrative expenses
Insurance	94,785	166,013
Professional fees	726,274	617,451
Salaries and wages	786,797	1,086,424
Travel and meals	34,732	66,736
Other operating expenses	429,879	387,149
Total selling, general and administrative expenses	2,072,467	2,323,773
Income (loss) from operations	701,319	(1,969,656)

Impairment expense	(199,626)	(964,743)
Interest expense	(312,745)	(539,263)
Investment income	92,594	—
Loss on sale of subsidiary	(4,157,809)	—
Other income (loss), net	8,105	167,703
Total other income (loss)	(4,569,481)	(1,336,303)

Income (loss) from continuing operations before income taxes	(3,868,162)	(3,305,959)
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	(3,868,162)	(3,305,959)

Income (loss) from discontinued operations, net of taxes	(1,510,475)	(915,163)
Net income (loss)	(5,378,637)	(4,221,122)

Less: net income (loss) attributable to the noncontrolling interest	—	(380,437)
Net income (loss) attributable to Enterprise Diversified, Inc. stockholders	$(5,378,637)	$(3,840,685)
Net income (loss) per share, basic and diluted	(2.11)	(1.56)
Net income (loss) per share from continuing operations, basic and diluted	(1.52)	(1.34)
Net income (loss) per share from discontinued operations, basic and diluted	(0.59)	(0.37)
Weighted average number of shares, basic	2,544,896	2,461,428
Weighted average number of shares, diluted	2,614,896	2,461,428

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net income (loss)	$(5,378,637)	$(4,221,122)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(3,054)	—
Comprehensive income (loss)	(5,381,691)	(4,221,122)
Less: comprehensive loss attributable to the noncontrolling interest	—	(380,437)
Comprehensive income (loss) attributable to Enterprise Diversified, Inc. stockholders	$(5,381,691)	$(3,840,685)

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other			Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$—	$15,915,651
Net income (loss)	—	—	—	—	—	(5,378,637)	—	(5,378,637)
Stock issuance	21,870	2,734	97,264	—	—	—	—	99,998
Cancellation of treasury stock	—	(10,063)	(501,838)	511,901	—	—	—	—
Foreign currency translation reclassification to current earnings	—	—	—	—	(3,054)	—	—	(3,054)
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$—	$—	$(17,000,607)	$—	$10,633,958

			Additional		Accumulated Other			Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Interest	Equity
Balance December 31, 2017	2,262,672	$294,527	$23,538,493	$(544,571)	$3,054	$(7,400,848)	$—	$15,890,655
Net income (loss)	—	—	—	—	—	(3,840,685)	(380,437)	(4,221,122)
Contributed capital	268,760	33,595	4,032,240	—	—	—	—	4,065,835
Initial accounting of VIE	—	—	—	—	—	—	4,047,623	4,047,623
Net equity distribution for asset acquisition	—	—	—	—	—	—	(3,878,025)	(3,878,025)
Adjustment for rounding of reverse stock split	276	38	(38)	—	—	—	—	—
Sale of treasury stock	13,068	—	147,613	32,670	—	—	—	180,283
Effects of deconsolidation with noncontrolling interest	—	—	—	—	—	(380,437)	210,839	(169,598)
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$—	$15,915,651

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019 and 2018

	2019	2018
Cash flows (used in) from operating activities:
Net income (loss) from continuing operations	(3,868,162)	(3,305,959)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deconsolidation of assets and liabilities from sale of subsidiary	(149,425)	275,740
Loss on sale of subsidiary	4,157,809	—
Impairment of long-term assets	154,015	1,028,781
Depreciation and amortization	161,130	245,764
(Gain) loss on long-term investments	(1,820,074)	834,014
Bad debt expense	88,511	32,803
Collection of operating notes receivable	—	226,000
(Gain) loss on sale of real estate	(73,399)	(50,694)
(Gain) loss on disposal of property and equipment	4,088	5,171
(Gain) on foreign currency reclassification	(3,054)	—
(Increase) decrease in:
Accounts receivable, net	(32,614)	(121,750)
Inventory	4,160	(120,940)
Other current assets	(10,980)	(9,027)
Notes receivable	(15,715)	—
Other assets	—	3,508
Increase (decrease) in:
Accounts payable	1,976	(106,087)
Accrued expenses	33,303	(75,613)
Deferred revenue	(5,252)	(102,902)
Accrued interest	103,909	134,623
Net cash flows (used in) from continuing operations	(1,269,774)	(1,106,568)
Net cash flows (used in) from discontinued operations	(66,595)	400,536
Net cash flows (used in) operating activities	(1,336,369)	(706,032)
Cash flows from (used in) investing activities:
Proceeds from sale of investments	35,515	281,250
Proceeds from maturity of investments	681,381	—
Purchases of investments	(53,942)	(21,600)
Proceeds from sale of real estate	1,774,317	194,282
Purchases of real estate	—	(459,544)
Improvements to real estate	(105,186)	(1,707,080)
Proceeds from sale of subsidiary	100,000	—
Proceeds from sale of property and equipment	—	5,623
Issuance of line of credit	(10,000)	—
Issuance of notes receivable	—	(169,406)
Purchases of property and equipment	—	(1,003,131)
Subsidiary acquisitions	—	(552,644)
Net cash flows from (used in) continuing operations	2,422,085	(3,432,250)
Net cash flows from (used in) discontinued operations	—	1,950
Net cash flows from (used in) investing activities	2,422,085	(3,430,300)
Cash flows from financing activities:
Principal payments on note payable	(1,121,987)	(399,347)
Proceeds from notes payable	300,000	1,775,746
Proceeds from issuance of common stock	—	180,283
Capitalized loan fees	—	(10,591)
Net cash flows (used in) from continuing operations	(821,987)	1,546,091
Net cash flows (used in) from discontinued operations	(32,645)	(271,092)
Net cash flows (used in) from financing activities	(854,632)	1,274,999
Net increase (decrease) in cash	231,084	(2,861,333)
Cash and cash equivalents at beginning of the period	435,726	3,297,059
Cash and cash equivalents at end of the period	$666,810	$435,726

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2019 and 2018

	2019	2018
Non-cash and other supplemental information:
Transfer of property, plant, and equipment held for use to held for resale	$822,829	$73,212
Transfer of land to held for investment	$145,000	$—
Transfer of real estate held for investment to held for resale	$193,835	$2,468,969
Repayment of loan via issuance of common stock	$100,000	$—
Effects of adoption of new lease guidance	$46,435	$—
Continuing operations cash paid for interest	$312,745	$539,263
Discontinued operations cash paid for interest	$7,754	$12,943
Effects of adoption of new lease guidance on discontinued operations	$50,110	$—
Assumption of debt in subsidiary acquisition	$—	$4,565,277
Asset acquisition equity activity	$—	$4,065,835
Real estate held for investment and land acquired through debt obligations	$—	$1,435,043
Equipment acquired through debt obligations of discontinued operations	$—	$60,752

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

During the year ended December 31, 2019, the Company operated through five reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. As of January 1, 2019, legacy real estate operations, previously reported under Other Operations, are being reported under the Real Estate Operations segment. As of the year ended December 31, 2019, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Note Regarding Recent Transactions

On May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s remaining customer accounts going forward. No cash consideration was exchanged in the transaction. As consideration for the transaction, Rooter Hero will pay monthly royalties for the sixty (60) months following the closing, calculated on the basis of any revenue received from the customer accounts transferred. Under such royalty arrangements, the Company will receive 7.5% of any monthly revenue generated from qualified sales during the first year, and 5% of any monthly revenue during years two through five. Royalties received will be reduced by pre-approved warranty-related costs for select customers. The operations of Specialty Contracting Group, LLC have been considered a component of, and the sale reflects a major strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC historical operations are now classified as “discontinued operations” in the Company’s financial statements. See Note 3 for more information.

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

Note Regarding Historic Consolidation of Old Mt. Melrose

Previously, as of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose (as defined below) was a “variable interest entity” because the seller’s equity interests in Old Mt. Melrose were not effective in determining whether the seller or New Mt Melrose (as defined below) had a controlling financial interest, and that New Mt Melrose’s rights under the Cash Flow Agreement were deemed to be variable interests in Old Mt. Melrose. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been consolidated accordingly on the unaudited consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018.

However, as of November 1, 2018, pursuant to a certain Termination of Master Real Estate Asset Purchase Agreement and Cash Flow Agreement, New Mt Melrose no longer had a controlling financial interest in Old Mt. Melrose and was no longer considered Old Mt. Melrose’s primary beneficiary. Consequently, as of November 1, 2018, the Company no longer consolidates the assets, liabilities, or operating results of Old Mt. Melrose, and the balance of noncontrolling interest as of December 31, 2019 and 2018, is zero. See Note 5 for additional information.

Restatement of Prior Interim Period Information

For the quarters ended September 30 and June 30, 2019, the Company previously reported the net loss recognized on the sale of our controlling interest in our Mt Melrose subsidiary as an other expense under Other Operations. As of December 31, 2019, the Company has found it appropriate to report this loss under the Real Estate segment. For all reported segment activity, this reclassification has been made as of June 30, 2019. The loss on the sale continues to show separately on the consolidated statements of operations for the year ended December 31, 2019. Additionally, an entry has been made to combine the deconsolidation activity previously reported on the consolidated statements of stockholders’ equity, in the amount of $638,749, with the net loss on the sale reported on the statements of operations for the period ended June 30, 2019. Total ending stockholder’s equity for the period ended June 30, 2019, remains unchanged.

Asset Management Operations

The Company operates its asset management operations business through Willow Oak.

In 2016, the Company made a strategic determination to fund a seed investment totaling $10 million through Willow Oak to assist in the launch of Alluvial Fund, LP, a private investment partnership that was launched on January 1, 2017 by unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. Under a side letter agreement with Alluvial Fund’s general partner, Willow Oak agreed not to fully withdraw its capital account prior to a date five years after the effective date of the side letter agreement. However, on December 31, 2017, pursuant to an amendment to the side letter agreement dated December 15, 2017, the Company caused $3.0 million to be withdrawn from Alluvial Fund in order to partially fund the Company’s acquisitions of real estate in the 2018 Mt Melrose transactions. As of December 31, 2019, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, who is also an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak paid all start-up expense and pays agreed-upon operating expenses that are not partnership expenses, and Willow Oak receives 50% of all performance and management fees earned by the general partner.

On August 1, 2018, Willow Oak, through a wholly-owned Company subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Willow Oak Capital Management served as the general partner of Select Fund. Select Fund ultimately dissolved in June 2019 so that other joint ventures and partnerships could be pursued.

On November 1, 2018, Willow Oak also entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. As consideration for the services, Arquitos pays Willow Oak a fixed fee and a performance-based fee.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This new joint venture, of which Willow Oak Capital Management, LLC is a 10% owner, manages capital through separately managed accounts and a private partnership launched January 1, 2020. As a member of the general partner, Willow Oak provides ongoing FMS and operational support in addition to covering all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak is entitled to 10% of gross management and performance fees earned by Focused Compounding. In addition to hosting a popular investing podcast, the individual principals of Focused Compounding share investment news and advice through a subscription-based service.

Real Estate Operations

ENDI created a wholly-owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), on December 14, 2017, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into on December 10, 2017, with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. On January 10, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a first acquisition from Old Mt. Melrose of 44 residential and other income-producing real properties located in Lexington, Kentucky. On June 29, 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed a second acquisition from Old Mt. Melrose of an additional 69 residential and other income-producing real properties located in Lexington, Kentucky. The Company accounted for the first and second purchases of properties as an asset acquisition (consisting of a concentrated group of similar identifiable assets, including land, buildings, improvements, and in-place leases). As has been reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose, LLC to Woodmont. The Company deconsolidated the operations of New Mt Melrose, LLC on June 27, 2019, as a result of no longer having a controlling financial interest. See Notes 4 and 5 for more information.

ENDI created a wholly-owned real estate subsidiary on July 10, 2017, named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of December 31, 2019, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes eight residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily focused in the Roanoke area of Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company.

Internet Operations

The Company operates its internet segment through Sitestar.net, a wholly-owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Discontinued Operations - Home Services Operations

Prior to May 24, 2019, the Company operated its home services segment through its wholly-owned subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC). The Company, along with JNJ Investments, LLC, an unaffiliated third party, organized and launched Specialty Contracting Group, LLC on June 13, 2016. On May 18, 2018, the Company terminated its operating agreement with JNJ Investments, LLC, dated June 13, 2016. Specialty Contracting Group was focused on the management of HVAC and plumbing companies in Arizona.

As has been reported, on May 24, 2019, the Company completed its divestiture of the home services operations to Rooter Hero. See Note 3 for more information.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main activities that comprise other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying consolidated financial statements.

Huckleberry Real Estate Fund

On January 30, 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. On May 14, 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company. Under the fund’s operating agreement, the fund’s managing member has sole discretion regarding the amounts and timing of any distributions to the members of the fund.

The carrying value of the Huckleberry Real Estate Fund investment is included in long-term investments under other operations in the accompanying consolidated balance sheets. As of December 31, 2019, and December 31, 2018, the carrying value for this investment is $0 and $468,750, respectively. The decrease in carrying value period over period was due to return of capital that was received prior to June 30, 2019. During the quarter ended March 31, 2019, a gain of $212,631 was recognized as revenue through the Other Operations segment on the accompanying consolidated statements of operations.

Triad DIP Investors

On August 24, 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy on April 27, 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 on May 18, 2018. The terms of the promissory note provide for interest in the amount of 10% annually, a repayment date no later than April 29, 2020, and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. Accordingly, on April 28, 2018, the Company was issued warrants to purchase 450,000 shares for $0.01 per share. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019 the Company sold all 450,000 shares at a price of $0.18/share. A realized gain of $76,500 is included as other income through other segments on the accompanying consolidated statements of operations for the year ended December 31, 2019.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which it otherwise has a controlling financial interest, including: Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Mt Melrose, LLC (“New Mt Melrose”) prior to the loss of control resulting from the sale of 65% of the equity in New Mt. Melrose on June 27, 2019 (see Note 4), Specialty Contracting Group, LLC prior to the divestiture transaction on May 24, 2019 (see Note 3), Sitestar.net, Inc., and EDI Real Estate, LLC. Additionally, during the period from January 10, 2018, through September 30, 2018, the accompanying consolidated financial statements include the accounts of Old Mt. Melrose, which was, at that time, determined to be a variable interest entity in which the Company was the primary beneficiary.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents, and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid instruments purchased with a maturity of three months or less.

Investments

The Company holds various investments through its asset management operations and real estate segments. Additionally, investments can be held and reported under the Company’s “other” segment. Assets held through these segments do not have a readily determinable value as these investments are not publicly traded, nor do they have published sales records. These investments are remeasured to fair value on a recurring basis. See Note 6 for more information.

As of December 31, 2019, the Company also holds its remaining equity investment in Mt Melrose, LLC through its real estate segment. The Company has determined that its remaining equity investment does not have a readily determinable fair value, and the Company will account for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. When fair value becomes determinable, the investment will be marked to fair value on a periodic basis.

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

As of December 31, 2019 and 2018, allowances offsetting gross accounts receivable on the accompanying consolidated balance sheets totaled $307 and $26,830, respectively. For the years ended December 31, 2019 and 2018, bad debt expense from continuing operations was $88,511 and $32,803, respectively.

Notes Receivable

The Company does not routinely issue notes receivable in the ordinary course of business, but when a business opportunity arises, a subsidiary may issue a note if it appears to be favorable to the Company. Notes receivable are recorded at their principal amount and interest is accrued quarterly based on the applicable interest rate. The Company makes an assessment of the ultimate collectability of each note receivable on an annual basis based upon the financial condition of the borrower.

Inventory

Inventory is carried on the balance sheet at the lower of purchased cost or net realizable value. Inventory is evaluated periodically for any obsolete or damaged stock. As of December 31, 2019 and 2018, there was no obsolescence allowance recorded against inventory held on the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation is computed using the straight-line method based on the estimated useful lives for each of the following asset classifications:

Furniture and fixtures	5
Equipment (in years)	7
Building improvements (in years)	15
Buildings (in years)	27.5

Property and equipment are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Property and equipment to be disposed are reported at the lower of carrying amount or fair value of the asset less cost to sell.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31st or more often if events and circumstances indicate that those assets might not be recoverable.

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

During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held through the home services segment. As noted above, various qualitative factors were considered before preparing a quantitative analysis. Qualitatively, a general underperformance of previously acquired home services businesses triggered the quantitative analysis. As part of the quantitative analysis, management estimated the fair value of the home services segment at the enterprise level using a discounted cash flow approach. The results were then tested for reasonableness using a market approach by analyzing comparable firms’ growth rates, margins, capital expenditures, and working capital requirements. During the period ended June 30, 2019, an additional impairment of the remaining home services segment goodwill of $1,024,591 was recognized and reported as a component of the loss on the divestiture of Specialty Contracting Group, LLC’s assets.

Intangible assets (other than goodwill) consist of domain names attributed to the internet segment. The Company owns 228 domain names, of which 106 are available for sale. These domains are valued at historical cost. When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

Real Estate

Real estate properties held for resale are carried at the lower of cost or fair value. All costs directly related to the improvement and carrying of real estate are capitalized, including renovations and property taxes, to the extent the capitalized costs of the property do not exceed the estimated fair value of the property. If the cost of the real estate exceeds the estimated fair value, then the excess is charged to expense. Fair value is estimated based on comparable sales in the geographic area in which the real estate is located. Fair value is evaluated annually by management or when events or changes in circumstances indicate the carrying value of the real estate may not be recoverable.

During the year ended December 31, 2019, net impairment adjustments of $26,170 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect sales activity throughout the year. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was primarily the result of a deteriorating building purchased by prior management in 1998.

During the year ended December 31, 2019, an impairment adjustment of $126,827 was recorded on the Company’s commercial warehouse held for resale in order to properly reflect market value at that time. During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for resale” from “held for investment” as part of a portfolio redirection. See Note 5 for more information. Recent tax assessments, valuations, and local real estate agents were used to value this portfolio of held-for-resale properties.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

Accrued Bonus

Accrued bonuses represent performance-based incentives that have not yet been paid. Bonuses can be paid in the form of cash or via the issuance of Company stock. Bonus structures for employees are a pre-approved part of a formal employment agreement or arrangement. Stock based compensation, issued as part of the Company’s Equity Incentive Plan, is reserved for board members and members of senior management. The compensation accrual amount is based on the final value of Company stock that has been approved to be issued by the Governance, Compensation, and Nomination Committee of the Board of Directors. These bonus amounts are accrued when earned and able to be estimated and are paid or issued annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not-yet-paid expenses from payroll accruals, vacation accruals, professional fees, and other accrued taxes.

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases” (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840 and established ASC Topic 842. ASU No. 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance using the following practical expedients:

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

Revenue Recognition

Asset Management and Other Investment Revenue

The Company earns revenue from investments through various fee share and consulting agreements, as well as through realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded and paid out monthly and are included in revenue on the accompanying consolidated statements of operations. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying consolidated statements of operations. Consulting fees are billed out monthly after services have been performed. Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

Management notes that the structure of these arrangements leaves a very low possibility for nonperformance. While the amount of revenue varies from month to month, collectability is very high. No contract assets or liabilities are recognized or incurred.

Additionally, the Company earns revenue from direct participation in various private investment funds, primarily the Alluvial Fund. This results in the realized and unrealized gains and losses within a fund such as the Alluvial Fund being recognized as revenue, or a decrease in revenue, on the accompanying consolidated statements of operations.

A summary of revenue earned through asset management operations for the years ended December 31, 2019 and 2018 is included below:

Asset Management Operations Revenue	Year Ended December 31, 2019	Year Ended December 31, 2018
Realized and unrealized gains (losses) on investment activity	$1,607,644	$(834,014)
Management and performance fee revenue	65,171	41,151
Fund management services revenue	100,461	17,614
Total revenue	$1,773,276	$(775,249)

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

Internet Revenue

The Company sells internet services under annual and monthly contracts. Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of computer hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for nonperformance. Contract liabilities (deferred revenue) were recognized in the amount of collections received in advance of services to be performed. No contract assets were recognized or incurred.

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

Home Services Revenue

Prior to the divestiture transaction on May 24, 2019, the Company performed HVAC and plumbing service repairs and installed HVAC units for its customers through its home services segment. Revenue was recognized upon completion of the installation or service call. Sales were adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveyed with the installation of a new unit. There was also a two-year assurance warranty on newly installed parts and equipment that was honored by the manufacturer. If an installation was performed over multiple days, then it was accounted for using work-in-process (WIP) accounting. Contract progress was measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts were typically completed within one month’s time. A small portion of revenue was from the sale of annual service agreements. Revenue attributable to these agreements was recognized over the life of the agreement.

If payment was received prior to contract completion, then the amount of revenue attributable to the unperformed work was designated as unearned revenue. If payment was not provided in advance or at the time of service or installation completion, then the amount due was recognized as revenue and as an account receivable.

Management has acknowledged that these performance obligations were recognized at designated points in time during the contract, including the completion of the contract. As the customer controlled the asset and had the right to use it during the contract, the Company had the right to payment for performance completed to date. Contract liabilities (deferred revenue) were recognized in the amount of collections received in advance of services to be performed. No contract assets were recognized or incurred.

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or home services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue decreased from $210,212 at December 31, 2018 to $204,960 at December 31, 2019. During the years ended December 31, 2019 and 2018, $206,520 and $214,142, respectively, of revenue was recognized from prior-year contract liabilities (deferred revenue).

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ended December 31, 2019, 2018, and 2017, are open to potential IRS examination.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two class method” or the “treasury method.” Dilutive earnings per share under the “two class method” is calculated by dividing net income available to common stockholders as adjusted for the participating securities, by the weighted-average number of shares outstanding plus the dilutive impact of all other potentially dilutive common shares, consisting primarily of common shares underlying common stock equity incentives. Dilutive earnings per share under the “treasury method” are calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potentially dilutive common shares, consisting primarily of common shares underlying common stock equity incentives.

None of the potentially dilutive securities had a dilutive impact during the years ended December 31, 2019 and 2018.

The number of anti-dilutive shares for the years ended December 31, 2019 and 2018, consisting of common shares underlying common stock equity incentives, which have been excluded from the computation of diluted income (loss) per share, was 70,000 shares and zero shares, respectively.

Other Comprehensive Income

Other comprehensive income is the result of the impact of foreign currency translations related to the Company’s internet segment operations in Canada.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement” (Topic 820). The guidance intends to improve the effectiveness of the disclosures relating to recurring and nonrecurring fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Portions of the guidance are to be adopted prospectively while other portions are to be adopted retroactively. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company currently expects that the adoption of this guidance may change the way we assess the collectability of our receivables and recoverability of other financial instruments. The Company will adopt this guidance as of January 1, 2023. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. HOME SERVICES SUBSIDIARY DIVESTITURE

On May 24, 2019, as per the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s remaining customer accounts going forward. No cash consideration was exchanged in the transaction. As consideration for the transaction, Rooter Hero will pay monthly royalties for the sixty (60) months following the closing, calculated on the basis of any revenue received from the customer accounts transferred. Under such royalty arrangements, the Company will receive 7.5% of any monthly revenue generated from qualified sales during the first year, and 5% of any monthly revenue during years two through five. Royalties received will be reduced by pre-approved warranty-related costs for select customers.

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

The decision was made to exit the business during the quarter ended June 30, 2019. The operations of Specialty Contracting Group, LLC were considered a component of, and the sale reflects a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations are now classified as discontinued operations in the Company’s financial statements. The divestiture of the home services subsidiary resulted in an initial pre-tax loss of $1,158,732, which has been included on the accompanying consolidated statements of operations in discontinued operations and under the home services segment for the year ended December 31, 2019. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “gain from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. Accordingly, during the year ended December 31, 2019, an offsetting $21,629 gain on discontinued operations is included within the $1,510,475 reported loss on discontinued operations.

A breakdown of discontinued assets and liabilities as reported on the face of the accompanying consolidated financial statements for the years ended December 31, 2019 and 2018, is as follows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$428	$23,954
Accounts receivable	—	136,785
Other current assets	—	71,624
Total current assets - held for resale	428	232,363

Property and equipment, net	—	270,603
Goodwill	—	1,024,591
Other long-term assets	—	5,375
Total long-term assets - held for resale	—	1,300,569

Accounts payable	96,848	75,208
Accrued expenses	—	81,213
Lease liabilities	50,110	—
Other current liabilities	—	2,368
Notes payable, current	—	158,698
Total current liabilities - held for resale	146,958	317,487

Notes payable, long term - held for resale	—	50,738
Total long-term liabilities - held for resale	$—	$50,738

A breakdown of the initial recorded pre-tax loss as reported on the accompanying consolidated statements of operations as of the year ended December 31, 2019 is presented below. Asset and liability values used in the calculation represent the Company’s carrying value as of the date of sale, May 24, 2019.

Sale of vehicles, equipment, and furniture, net of depreciation	$230,578
Impairment of remaining goodwill	1,024,591
Total carrying value of assets sold	1,255,169

Vehicle and equipment notes payable assumed by the buyer	76,791
Service agreements assumed by the buyer	19,646
Total carrying value of liabilities assumed	96,437

Net loss on sale of subsidiary, pre-tax	$1,158,732

A reconciliation of discontinued operations as reported on the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018, is as follows:

	For the year ended
	December 31, 2019	December 31, 2018
Revenues	$675,963	$3,077,631
Cost of revenues	432,872	2,003,876
Gross profit	243,091	1,073,755
Selling, general, and administrative expenses	535,650	1,235,346
Loss on sale of subsidiary, net of recoveries	(1,125,364)	—
Other income (expense), net	(92,552)	(753,572)
Net income (loss) reported as discontinued operations	$(1,510,475)	$(915,163)

NOTE 4. SALE OF CONTROLLING INTEREST IN REAL ESTATE SUBSIDIARY

Transaction

On June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC, a Delaware limited liability company (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio. The Company retained a 35% membership interest in Mt Melrose, with Woodmont owning the other 65% membership interest. Subsequent to the transaction, however, Woodmont, as the manager of Mt Melrose, has purported that the Company’s membership interest in Mt Melrose has been diluted to 20.8%. The Company disputes this assertion and maintains that it has retained its 35% membership interest.

Prior to this transaction, the Company had grown uncomfortable with the extreme amounts of high-priced debt that the Mt Melrose subsidiary had taken on. There were significant principal payments due over the next 12 months at the subsidiary level that the portfolio’s cash flows could not offset and the Company was unwilling to subsidize. As reported in previous quarterly and annual reports, on November 1, 2018, management implemented a right-sizing strategy for the Mt Melrose portfolio. This strategy included the hiring of a dedicated third-party property manager, a restructuring of overhead expenses, the divestiture of non-cash-flowing properties, and a focus on refinancing high-interest debt. The property manager was responsible for all day-to-day operations including, but not limited to: tenant relations and communications, property repairs and renovations, vacancy marketing, and turnover procedures. This allowed management to remain passive operationally and focus on property sales and refinancing opportunities. Subsequent to the sale on June 27, 2019, the property manager continues to fulfill the day-to-day operational responsibilities, and, to management’s knowledge, Woodmont continues to act on management’s previous right-sizing efforts by liquidating non-cash-flowing properties and pursuing refinancing options.

In connection with this transaction, the Company and Woodmont entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth the general terms and conditions governing the arrangements between the two members. The A&R LLC Agreement provides that the business and affairs of Mt Melrose will be managed exclusively by one or more managers; and Woodmont is designated as the sole manager. In addition, the Company has expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose; and with respect to any matters requiring a vote of the members, the Company will vote with (i.e., the same as) Woodmont. This arrangement allows the Company to maintain its passive management structure, while still owning a significant portion of the partnership.

Under the terms of the A&R LLC Agreement, distributions of cash, from whatever source, may be made to the members at such times, and in such amounts, as the manager, Woodmont, determines; provided, however, that any such distributions will be made in accordance with the following priorities: (i) distribution of amounts up to a cumulative total of $2,000,000 will be made pro rata in accordance with the members’ respective percentage interests (as expressly specified in the A&R LLC Agreement); (ii) then, distribution of cumulative amounts in excess of $2,000,000 and up to $3,000,000 will be made 67% to the Company and 33% to Woodmont; and (iii) thereafter, distribution of cumulative amounts in excess of $3,000,000 will be made pro rata in accordance with the members’ respective percentage interests (as expressly specified in the A&R LLC Agreement).

Deconsolidation Due to Transfer of Control

Prior to the sale of 65% of its Mt Melrose interest, the Company owned 100% of the membership interests in Mt Melrose, LLC and controlled the entity by virtue of its voting interests. As a result, the Company consolidated Mt Melrose under the “voting interests” (“VOE”) consolidation model.

By virtue of the A&R LLC Agreement, and the aforementioned standstill agreement, Woodmont is the sole “manager” responsible for all management and operating decisions of Mt Melrose. Management determined that as of June 27, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose and will no longer consolidate Mt Melrose. Furthermore, the Company has concluded that Mt Melrose does not qualify as a “variable interest entity” as Mt Melrose has sufficient equity at risk to permit operations and the Company is not the primary beneficiary of Mt Melrose’s activities. All activity prior to the deconsolidation event has been included on the accompanying consolidated statements of operations for the year ended December 31, 2019, in continuing operations, and under the real estate segment. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying consolidated balance sheets. The Company’s membership interest in Mt Melrose will now be accounted for as an investment in the equity of Mt Melrose in the Company’s reported financial statements.

Accounting for Remaining Mt Melrose Investment

The Company adopted ASU 2016-01 effective January 1, 2018. ASU 2016-01 generally requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. However, entities are able to elect a measurement alternative for equity investments that do not have a “readily determinable fair value.” The Company has determined that its equity investment in Mt Melrose does not have a readily determinable fair value at the time of deconsolidation. The Company’s inability to “exercise significant influence” due to the previously mentioned standstill agreement, also supports the use of the measurement alternative. Under this alternative, the Company will measure the Mt Melrose investment at its implied fair value and assess it for impairment at each reporting date, or more often if indication of a potential impairment exists. When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment will be marked to fair value on a periodic basis. Future dividends will be recognized as income and returns of capital recognized as a reduction in the Company’s investment when and if received.

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC, the implied value of the retained 35% interest at the time of the transaction is $53,846. This amount is included under the long-term investment amount on the accompanying consolidated balance sheet as of December 31, 2019.

Effective on June 27, 2019, the Company recognized a loss on the partial sale of Mt Melrose in the amount of $4,157,809, which has been reported separately on the accompanying consolidated statements of operations in continuing operations and under the real estate segment for the year ended December 31, 2019. The amount of the loss is based upon the value of the Company’s remaining interest in the subsidiary, less the Company’s previous carrying value of the subsidiary.

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

On January 10, 2018, the Company’s wholly-owned subsidiary, Mt Melrose, LLC (“New Mt Melrose”), completed the first acquisition of 44 residential and other income-producing real properties under the Purchase Agreement for a total purchase price of $3,956,389, which consisted of $500,000 in cash, 120,602 shares of common stock valued at $1,658,270, and the assumption of $1,798,119 of existing debt.

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

The Company accounted for the second purchase of properties as an asset acquisition (consisting of a concentrated group of similarly identifiable assets, including land, buildings, improvements, and in-place leases). The total purchase price, along with approximately $7,393 of transaction expenses, was allocated to the land and buildings acquired based on their relative fair values, as follows:

Land	$1,036,423
Buildings	4,145,692
Total Value	$5,182,115

Pursuant to that certain Termination of Master Real Estate Asset Purchase Agreement entered into effective November 1, 2018, between the Company and Old Mt. Melrose, the parties mutually agreed to terminate the Purchase Agreement as of November 1, 2018. Accordingly, neither the Company nor New Mt Melrose had any further rights or obligations concerning additional acquisitions of real properties from Old Mt. Melrose under the Purchase Agreement as of that time. A third-party property manager was engaged as of November 1, 2018, to manage certain of the real properties previously acquired. Management also determined that it was necessary to right-size New Mt Melrose operations to reduce its level of high-interest debt. Accordingly, New Mt Melrose began to immediately sell various properties with an emphasis on selling properties that had high-interest-rate loans and did not produce income.

In an effort to expedite the optimization of the Mt Melrose portfolio, management subsequently determined that a dedicated operator was necessary to manage the subsidiary. On June 27, 2019, as per the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio. See Note 4 for more information.

Historical Variable Interests

As of the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, the Company had determined that Old Mt. Melrose was a “variable interest entity” because the seller’s equity interests in Old Mt. Melrose were not effective in determining whether the seller or New Mt Melrose had a controlling financial interest, and that New Mt Melrose’s rights under a certain Cash Flow Agreement that had been entered into on January 10, 2018 with Old Mt. Melrose (the “Cash Flow Agreement”) were deemed to be variable interests in Old Mt. Melrose. At those times, the Company had determined that New Mt Melrose was the primary beneficiary of Old Mt. Melrose since substantially all of Old Mt. Melrose’s activities had been conducted on behalf of New Mt Melrose and because New Mt Melrose may have been required to provide financial support to Old Mt. Melrose under the Cash Flow Agreement. As its primary beneficiary, New Mt Melrose previously consolidated Old Mt. Melrose’s financial results beginning on January 10, 2018. The fair values of the assets and liabilities of Old Mt. Melrose had been consolidated accordingly on the unaudited consolidated balance sheets for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018. As noted on the unaudited consolidated statements of stockholders’ equity during those quarters, the ending noncontrolling interest allocated to the variable interest entity represented the remaining equity held by Old Mt. Melrose for properties that had not yet been acquired under the Purchase Agreement. The ending noncontrolling interest amount also included any income or loss generated by the remaining properties that were to be acquired under the Purchase Agreement for the period then ended.

As of November 1, 2018, pursuant to the termination of the Master Real Estate Asset Purchase Agreement and Cash Flow Agreement noted above, New Mt Melrose was no longer the primary beneficiary of Old Mt. Melrose. Additionally, as of November 1, 2018, New Mt Melrose no longer had a controlling financial interest in Old Mt. Melrose. Consequently, as of November 1, 2018, the Company no longer consolidated the fair values of the assets, liabilities, or operating results of Old Mt. Melrose, and the balance of noncontrolling interest as of December 31, 2019 and 2018, is zero.

NOTE 6. INVESTMENTS

Certain assets held through Willow Oak Asset Management, LLC, Enterprise Diversified, Inc., or EDI Real Estate, LLC do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investment in Alluvial Fund, LP is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. Due to the nature of the Mt Melrose, LLC (subsequent to the loss of control (see Note 4)) and Huckleberry Real Estate Fund II, LLC investments, the investments are measured at cost basis as fair value is not determinable until additional inputs and measurements become available. As the inputs for these investments are not readily observable, these investments are valued using Level 3 inputs (see Note 7). The following investments are remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Included in the fair value is the cost basis of the investment, as well as any accrued management fees.

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2019
Alluvial Fund, LP	$7,042,732	$3,029,626	$10,072,358
Mt Melrose, LLC	53,846	—	53,846
Total	$7,096,578	$3,029,626	$10,126,204

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2018
Alluvial Fund, LP	$7,023,676	$1,422,812	$8,446,488
Huckleberry Real Estate Fund II, LLC	468,750	—	468,750
Total	$7,492,426	$1,422,812	$8,915,238

During the year ended December 31, 2019, the Company recognized $76,810 of realized gains, primarily related to the Company’s sale of its Triad Guaranty, Inc. stock. This compares to the year ended December 31, 2018, when the Company recognized $885 of realized losses. These realized losses were the result of reinvested management fee shares earned through various fee share agreements.

Alluvial Fund is a private investment partnership that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the years ended December 31, 2019 and 2018, the Company did not withdraw management or performance fees earned through the Alluvial Fund. The total amount of these reinvested fees were $19,056 and $21,595, respectively.

NOTE 7. FAIR VALUE OF ASSETS AND LIABILITIES

GAAP defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date, and establishes a hierarchy for disclosing assets and liabilities measured at fair value based on the inputs used to value them. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are based on market pricing data obtained from sources independent of the Company. Unobservable inputs reflect management’s judgment about the assumptions market participants would use in pricing the asset or liability. The fair value hierarchy includes three levels based on the objectivity of the inputs as follows:

●

Level 1 - inputs are quoted prices in active markets as of the measurement date for identical assets and liabilities that the Company has the ability to access; this category includes exchange-traded mutual funds and equity securities;

●

Level 2 - inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals; this category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts; and

●

Level 3 - inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability; the measurements are highly subjective.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its investments at fair value at the end of each reporting period. See description of these investments in Note 6 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2019
Alluvial Fund, LP	$—	$—	$—	$10,072,358	$10,072,358
Total investments	$—	$—	$—	$10,072,358	$10,072,358

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2018
Alluvial Fund, LP	$—	$—	$—	$8,446,488	$8,446,488
Huckleberry Real Estate Fund II, LLC	—	—	468,750	—	468,750
Total investments	$—	$—	$468,750	$8,446,488	$8,915,238

(a)

Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

See below for a summary of activity related to the Company’s Level 3 investment, Huckleberry Real Estate Fund II, LLC, for the years ended December 31, 2019 and 2018. The realized gain noted below has been included as revenue under other operations on the consolidated statements of operations for the year ended December 31, 2019.

	Year ended December 31, 2019	Year ended December 31, 2018
Huckleberry Real Estate Fund II, LLC
Beginning investment balance	$468,750	$750,000
Realized gain	212,631	—
Redemptions received	(681,381)	(281,250)
Ending investment balance	$—	$468,750

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. During the year ended December 31, 2018, an impairment adjustment of $754,958 was recorded to goodwill held in the home services segment. As described further in Note 1, this adjustment was the result of a general underperformance of previously acquired HVAC and plumbing businesses. During the period ended June 30, 2019, an additional impairment of the remaining home services segment goodwill of $1,024,591 was recognized and reported as a component of the loss on the divestiture of Specialty Contracting Group, LLC’s assets.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. During the year ended December 31, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale in order to properly reflect market value at that time. During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for resale” from “held for investment” as part of a portfolio redirection intended to reduce high-interest debt. See Note 5 for more information.

During the year ended December 31, 2019, net impairment adjustments of $26,170 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value at that time. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year. This adjustment was primarily the result of a deteriorating building purchased by prior management in 1998.

As discussed in Note 5, in January 2018, Mt Melrose, LLC completed its first acquisition of 44 residential and other income-producing real properties for a total purchase price of $3,956,389. Additionally, in June 2018, Mt Melrose, LLC completed its second acquisition of 69 residential and other income-producing real properties for a total purchase price of $5,174,722. The total purchase price, along with transaction expenses, was allocated to the land and buildings acquired based on their relative fair values. The fair values of the land and buildings were determined using Level 3 inputs, namely comparable properties within the Lexington, Kentucky region.

As discussed in Note 4, the Company’s ongoing equity investment in Mt Melrose, LLC is carried at its implied cost under the alternative approach and will be assessed for impairment at each balance sheet date.

NOTE 8. PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2019, and December 31, 2018, consisted of the following:

	2019	2018
Building	$—	$836,827
Computers and equipment	17,330	17,330
Furniture and fixtures	10,850	90,919
Land	—	145,000
	28,180	1,090,076
Less accumulated depreciation	(10,427)	(70,334)
Property and equipment, net	$17,753	$1,019,742

Depreciation expense was $27,284 for the year ended December 31, 2019, and $135,397 for the year ended December 31, 2018. Included in these amounts are $9,310 and $32,001 for the years ended December 31, 2019 and 2018, respectively, of depreciation expense related to personal property used in real estate segment rental operations. The depreciation expense related to personal property is included in the real estate segment cost-of-goods-sold amount on the accompanying consolidated statements of operations.

As of December 31, 2019, management has identified two residential real estate properties and several vacant lots as real estate held for resale. These properties are carried at $98,910 on the accompanying consolidated balance sheets as of December 31, 2019. This compares to the year ended December 31, 2018, when management reported $73,212 of vehicles and equipment as held for resale and $2,318,912 of real estate as held for resale.

A summary of total assets held for resale as of December 31, 2019, and December 31, 2018, is as follows:

	December 31, 2019	December 31, 2018
Real estate held for resale	$98,910	$2,318,912
Equipment and vehicles held for resale	—	73,212
Total assets held for resale	$98,910	$2,392,124

On December 24, 2019, the Company completed the sale of a commercial warehouse space held for resale located in Lexington, Kentucky. The property was sold at its carrying value of $850,000. Net proceeds totaled $487,944 after repayment of the attached promissory note. The sale resulted in a loss of $56,467, which is included in other expenses under the real estate segment for the year ended December 31, 2019.

NOTE 9. REAL ESTATE

EDI Real Estate, LLC

Through EDI Real Estate, as of December 31, 2019, the Company owns a total of eleven units consisting of six units held for investment, two units held for resale, and three vacant lots held for resale as noted below:

EDI Real Estate	December 31, 2019	December 31, 2018
Units occupied or available for rent	6	6
Vacant units being prepared for rent	—	3
Total units held for investment	6	9

Units held for resale	2	—
Vacant lots held for resale	3	3
Total units held for resale	5	3

Units held for investment consist of single-family residential rental units.

The leases in effect, as of December 31, 2019, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	December 31, 2019	December 31, 2018
Total real estate held for investment	$484,590	$710,022
Accumulated depreciation	(104,075)	(107,576)
Real estate held for investment, net	380,515	602,446

Real estate held for resale	$98,910	$40,047

For the year ended December 31, 2019, depreciation expense on the EDI Real Estate portfolio of properties was $22,161. This compares to depreciation expense for the year ended December 31, 2018, when depreciation expense on the EDI Real Estate portfolio of properties was $21,215.

During the year ended December 31, 2019, one property held for resale was sold for gross proceeds of $95,000. Net proceeds totaled $85,037. This compares to its carrying value of $95,000, which resulted in no gain or loss being recognized on the transaction. This compares to the year ended December 31, 2018, when two residential properties and one commercial property held for resale were sold for gross proceeds of $88,000. Net proceeds totaled $82,656. This compares to their carrying value of $95,033, which resulted in a loss of $7,033. No properties were purchased during the year ended December 31, 2019 or 2018 for the EDI Real Estate portfolio.

During the year ended December 31, 2019, net impairment adjustments of $26,170 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect sales activity throughout the year. During the year ended December 31, 2018, an impairment adjustment of $64,038 was recorded to real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value for those properties held during the year.

Mt Melrose, LLC

Management has determined that the Company no longer has a controlling financial interest in Mt Melrose and is no longer the primary beneficiary as of June 27, 2019. All activity prior to the deconsolidation event has been included on the accompanying consolidated statements of operations for the year ended December 31, 2019, under the real estate segment. Simultaneously, as of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying consolidated balance sheets. Note that this deconsolidation event is separate from the deconsolidation event that took place on November 1, 2018, related to the change in variable interest reporting. As of December 31, 2018, the Company did have a controlling financial interest in Mt Melrose and was the primary beneficiary. The consolidated Mt Melrose assets as of December 31, 2018, included the following units:

Mt Melrose	December 31, 2018
Units occupied or available for rent	98
Vacant units being prepared for rent	15
Total units - held for investment	113

Residential and commercial units	48
Vacant lots	9
Total units - held for resale	57

As of December 31, 2018, units held for investment consisted of single-family and multi-family residential rental units. The leases in effect for the occupied Mt Melrose units as of December 31, 2018, were based on either annual or multi-year time periods. Month-to-month leases were reserved for special circumstances. Units held for resale consisted of single-family units, multi-family units, commercial properties, and undeveloped lots of land.

As of December 31, 2018, the Mt Melrose portfolio of properties was carried at the following amounts on the accompanying consolidated balance sheets:

Mt Melrose	December 31, 2018
Total real estate held for investment	$9,049,945
Accumulated depreciation	(159,514)
Real estate held for investment, net	8,890,431

Real estate held for resale	$2,278,865

During the period ended June 27, 2019, depreciation expense on the Mt Melrose portfolio of properties totaled $110,978. This compares to the year ended December 31, 2018, when depreciation expense on the Mt Melrose portfolio of properties was $159,514.

No purchases were made during the period ended June 27, 2019. During the year ended December 31, 2018, Mt Melrose purchased a total of 61 properties, outside of the original purchase agreement, for a gross purchase price of $2,585,463. The majority of these purchases resulted in a note payable.

During the period ended June 27, 2019, Mt Melrose sold nineteen residential properties and five vacant lots for gross proceeds of $775,850. Net proceeds totaled $151,672. This compares to their carrying value of $755,918, which resulted in a net gain of $16,932. During the year ended December 31, 2018, Mt Melrose sold three residential properties consisting of five rental units for gross proceeds of $295,000 and net proceeds of $113,734. This compares to their carrying value of $237,273, which resulted in a net gain of $57,727.

During the year ended December 31, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale in order to properly reflect market value at that time. During the year ended December 31, 2018, an impairment adjustment of $964,743 was recorded to real estate held for resale through Mt Melrose, LLC in order to properly reflect market value for those properties held at the end of the year. This adjustment was the result of 62 properties being transitioned to “held for resale” from “held for investment” as part of a portfolio redirection intended to reduce high-interest debt.

Future Minimum Rental Revenues

The future anticipated minimum rental revenues based on leases in place as of December 31, 2019, for EDI Real Estate, LLC are as follows:

2020	$34,660
2021	2,000
2022	—
Total	$36,660

NOTE 10. NOTES PAYABLE

Notes payable at December 31, 2019 and 2018, consist of the following:

	Interest Rates	Average Term	2019	2018
Interest-bearing amounts due on traditional mortgages on real estate held through Mt Melrose, LLC	4.38% - 5.75%	14 years	$—	$4,505,139
Interest-bearing amounts due on hard money loans on real estate held through Mt Melrose, LLC	10.00% - 13.00%	2 years	—	2,379,851
Interest-bearing amounts due on promissory notes	10.00%	1 year	—	131,279
Non-interest-bearing amount due on promissory notes	0.00%	1 year	—	218,270
Equipment and vehicle capital leases and loans acquired by HVAC Value Fund, LLC	0.00% - 4.90%	5 years	—	55,797
Vehicle loans through HVAC Value Fund, LLC	5.99%	5 years	—	53,638
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	373,425	384,304
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	137,600	137,600
Less notes related to discontinued operations			—	(209,436)
Less accrued interest			—	(134,623)
Less current portion			(11,453)	(1,002,965)
Long-term portion			$499,572	$6,518,854

The timing of future payments of notes payable are as follows as of December 31, 2019:

2020	$11,453
2021	12,181
2022	12,891
2023	151,242
2024 and thereafter	323,258
Total	$511,025

As of December 31, 2019, no lines of credit remain open through the home services segment. The line of credit that existed as of December 31, 2018 through the home services segment was held with Steven L. Kiel, an ENDI director and our principal executive officer. The Company assumed this debt, which was paid off during the year ended December 31, 2019 through the issuance of Company stock. Additional debt held through the home services segment as of December 31, 2018, included loans for various vehicles and equipment. Two vehicle loans were entered into during the quarter ended March 31, 2018. These loans required monthly payments through May 2023 and held annual interest rates of 5.99%. As of December 31, 2019, all of these loans have been assumed by Rooter Hero, as a result of the divestiture of the home services segment. See Note 3 for more information.

During the quarter ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. Additionally, during the quarter ended September 30, 2018, EDI Real Estate, LLC issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years.

During the quarter ended March 31, 2019, the Company issued a promissory note secured by the commercial warehouse held for resale. The note carried an annual interest rate of 8%, paid interest quarterly, and was due upon successful sale of the warehouse with early payoff permitted. Accordingly, this note was paid off during December 2019, in conjunction with the sale of the warehouse.

With respect to outstanding debt secured by the real properties acquired by Mt Melrose, LLC, these notes began to mature during the quarter ended March 31, 2019, with the last note extending until January 2042. Some of these loans were interest only while others accrued interest that is due in full with a final balloon payment. As of December 31, 2018, the debt secured by the real properties had varying annual interest rates from 4.375% to 13%. As mentioned in Note 4, because the Company no longer has a controlling financial interest in Mt Melrose, it no longer consolidates Mt Melrose, LLC’s assets, liabilities (including notes payable), or results of operations. This results in zero notes payable reported under Mt Melrose, LLC as of December 31, 2019.

NOTE 11. SEGMENT INFORMATION

During the year ended December 31, 2019, the Company operated through five business segments with separate management and reporting infrastructures that offer different products and services. The five business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, Home Services Operations, and Other Operations. As of the year ended December 31, 2019, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

In previous periods, the Company reported under the following six business segments: Asset Management, Mt Melrose, HVAC, Internet, Real Estate, and Corporate. In an effort to highlight the direction of the Company and increase segment transparency, these historical segments were reorganized during the quarter ended June 30, 2018. Additional reorganizations were made as of January 1, 2019, in order to appropriately reflect the similarities in the Company’s real estate operations. The “Mt Melrose” and legacy “Real Estate” segments are referred to collectively as “Real Estate,” and the “HVAC” segment is referred to as “Home Services.” “Corporate” and other additional investments are combined under “Other Operations.” The “Asset Management” and “Internet” segments remain unchanged. See below for additional information on the activity included in each respective segment report.

As mentioned in Note 3, on May 24, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC, to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s remaining customer accounts going forward. The current and comparative results of the home services segment have been reported as discontinued on the accompanying consolidated financial statements for the year ended December 31, 2019.

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC.

Management determined that as of June 27, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose; therefore, the Company no longer consolidates Mt Melrose. All activity prior to the deconsolidation event has been included on the accompanying consolidated statements of operations for the year ended December 31, 2019, under the real estate segment. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from the accompanying consolidated balance sheets for the year ended December 31, 2019.

The asset management operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry. The real estate segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose (prior to the sale of 65% of our equity in Mt Melrose on June 27, 2019) located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. The home services segment includes discontinued revenue and expenses derived from our former operation of HVAC and plumbing companies in Arizona. The other segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The internet segment includes revenue generated by operations in both the United States and Canada. In the year ended December 31, 2019, the internet segment generated revenue of $1,011,407 in the United States and revenue of $54,822 in Canada. This compares to the year ended December 31, 2018, where the internet segment generated revenue of $1,101,999 in the United States and revenue of $66,844 in Canada. All assets reported under the internet segment for the years ended December 31, 2019 and 2018, are located within the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2019 and 2018.

Year Ended December 31, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,773,276	$537,763	$1,066,229	$212,631	$—	$3,589,899
Cost of revenue	—	485,459	330,654	—	—	816,113
Operating expenses	410,226	338,025	223,118	1,101,098	—	2,072,467
Other income (expense)	36,565	(4,712,766)	10,169	96,551	—	(4,569,481)
Income (loss) from continuing operations	1,399,615	(4,998,487)	522,626	(791,916)	—	(3,868,162)
Income (loss) from discontinued operations	—	—	—	—	(1,510,475)	(1,510,475)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$10,186,353	$556,994	$414,935	$740,934	$428	$11,899,644

Year Ended December 31, 2018	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$(775,249)	$778,657	$1,168,843	$160,492	$—	$1,332,743
Cost of revenue	—	450,859	325,234	202,533	—	978,626
Operating expenses	286,283	920,309	241,654	875,527	—	2,323,773
Other income (expense)	41,632	(1,416,257)	35,649	2,673	—	(1,336,303)
Income (loss) from continuing operations	(1,019,900)	(2,008,768)	637,604	(914,895)	—	(3,305,959)
Income (loss) from discontinued operations	—	—	—	—	(915,163)	(915,163)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$8,496,917	$12,550,571	$430,503	$1,508,601	$1,532,860	$24,519,452

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2019, the Company has three leases classified as operating leases and no finance leases. The previously reported finance leases as of the period ended March 31, 2019, were assumed by Rooter Hero as part of the home services divestiture that took place on May 24, 2019. See Note 3 for more information.

The operating leases correspond to the warehouse and office facilities for Specialty Contracting Group, LLC, which did not convey with the divestiture; office space for Willow Oak Asset Management, LLC; and warehouse space for corporate matters. The lease for warehouse space for corporate matters is a short-term lease, under 12 months, and in accordance with ongoing accounting policy elections, the Company does not recognize right-of-use (ROU) assets or lease liabilities for short-term leases. The leases have remaining terms expiring from 2019 through 2021 and a weighted average remaining lease term of 1.2 years. The right-of-use assets and corresponding lease liabilities for the Company’s operating leases are reported separately on the accompanying consolidated balance sheets. Discount rates used in the calculation of our lease liability was approximately 6.7%. With respect to the leased facilities for Specialty Contracting Group, LLC, possession of the premises was surrendered to the landlord, in connection with the dissolution and winding up of Specialty Contracting Group, in default of that lease. In addition, the Company is the lessor for facility space in New York that it sublets to other tenants; the remaining two subleases of which expired on December 31, 2019.

Lease costs for the year ended December 31, 2019 consisted of the following:

Finance lease costs:
Amortization of ROU assets	$—
Interest on lease liabilities	—
Operating lease cost	64,092
Sublease income	(28,405)
Total lease costs from continuing operations	35,687
Total lease costs from discontinued operations	64,901
Total lease costs	$100,588

A maturity analysis of our operating leases is as follows:

2020	$86,380
2021	16,634
2022	—
Total	103,014

Discount factor	(6,469)
Lease liability	96,545
Less lease liability from discontinuing operations	(50,110)
Amounts due within 12 months	(46,435)
Long-term lease liability	$—

Other Commitments

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC. As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio. Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against any losses actually incurred as a result of breaches of the Company’s representations and warranties made under the agreement. To date, Woodmont has made four claims for indemnification under the agreement, all of which have been rejected and disputed by the Company.

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

Other: Mt Melrose-related Proceedings

Various disputes have arisen and are continuing between the Company and Woodmont Lexington, LLC (“Woodmont”), the entity to whom the Company sold, on June 27, 2019, 65% of the Company’s membership interest in Mt Melrose, LLC (“Mt Melrose”).

In undertaking a sale of its membership interests in Mt Melrose, the Company had sought to partner with an operator who, in exchange for being granted a substantial equity interest at a significant discount to the amounts the Company had invested in Mt Melrose, would assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio and endeavor in good faith to generate favorable returns inuring to the long-term best interests of the Company and its shareholders.

Shortly following the closing of the Mt Melrose transaction, however, the relationship between the Company and Woodmont soured. Woodmont, by its representative, Tice Brown, unexpectedly proceeded to make numerous claims and demands upon the Company, which the Company determined to be unfounded and frivolous, if not disingenuous to the parties’ understandings. During the year ended December 31, 2019, Woodmont also has submitted three formal claims for indemnification under the parties’ purchase agreement, each of which were considered by the Company and then rejected and disputed in short order as unfounded. An additional claim has been submitted, considered, and disputed subsequent to December 31, 2019.

In addition, Woodmont, acting as the sole manager of Mt Melrose, purported to unilaterally amend and restate as of August 29, 2019 the Mt Melrose limited liability company agreement among the parties, purporting to change the terms of the distribution waterfall the parties had expressly agreed to and purporting to reallocate the parties’ respective interests in Mt Melrose – unilaterally reducing the Company’s percentage membership interest from 35% to 20.8% while increasing Woodmont’s percentage membership interest from 65% to 79.2%. The Company has rejected and disputed these purported changes and Woodmont’s conduct.

In connection with the primary disputes between the Company and Woodmont and following the Company’s Delaware Action (as defined below), on December 5, 2019, Woodmont also filed a verified complaint in the Fayette County, Kentucky Circuit Court against the Company and a third party who was then-under contract with the Company for such party’s purchase of the Company’s warehouse and associated real property located in Lexington, Kentucky – see Woodmont Lexington, LLC, et al. v. Enterprise Diversified, et al., Fayette Circuit Court, Civil Action No. 19-CI-04304 (the “Kentucky Action”). The Court in the Kentucky Action enjoined the Company and the warehouse purchaser from removing or cleaning out the various items of building materials and salvage owned by Mt Melrose that had been placed in the warehouse premises, and required the Company and the warehouse purchaser to provide rent-free access so that Woodmont and Mt Melrose could realize “full value” on their liquidation of the stored personal property until February 1, 2020. The Company believes that Woodmont’s attempt to hold up the sale of an $850,000 warehouse and property because it wanted to store spare toilets, doors, floor tiles and other residential building materials there, rent free, for more than six months, was disingenuous and intentionally injurious to the Company. On December 27, 2019, the Company filed verified counter-claims in the Kentucky Action against Woodmont, alleging, among other things, Woodmont’s tortious interference with the Company’s business and Woodmont’s unjust enrichment. The Company is seeking, among other relief available against Woodmont, declaratory relief; trial by jury on all issues; money damages, including all special and consequential damages, in amounts to be determined at trial; and the Company’s costs and expenses, including attorneys’ fees; together with pre- and post-judgement interest. The parties to the Kentucky Action have recently engaged in settlement negotiations, although they have not been successful. This action remains pending in the Fayette County, Kentucky Circuit Court.

All the while, since the closing of the Mt Melrose transaction, Woodmont, by its representative, Tice Brown, has made repeated “low ball” offers to buy out the Company’s remaining interest in Mt Melrose, insisting that the Company relinquish its Mt Melrose interest in order to avoid further claims and demands and in order to avoid threatened public disparagement (including by way of statements made on various social media by Woodmont’s representative, Tice Brown). All such offers have been rejected or not responded to by the Company, as being unfavorable, undesirable and not in the long-term best interests of the Company and its shareholders.

On January 7, 2020, Woodmont, acting as the sole manager of Mt Melrose, also caused Mt Melrose to distribute a $600,000 cash dividend directly to Woodmont. Woodmont expressly excluded the Company from receiving any portion of this distribution. The Company has rejected and disputed the propriety of this distribution and Woodmont’s conduct.

The Company believes that Woodmont, directly and by its representative, Tice Brown, has engaged, and continues to engage, in intentionally injurious and harassing conduct concerning Mt Melrose that runs counter to the long-term best interests of the Company and its shareholders. Accordingly, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2019, the Company filed a verified complaint in the Court of Chancery of the State of Delaware on November 20, 2019, commencing a civil action against Woodmont – see Civil Action No. 2019-0928-JTL (the “Delaware Action”). The Delaware Action was filed by the Company in response to the repeated claims and demands and injurious conduct by Woodmont and its representative, Tice Brown. On March 9, 2020, the Company filed further an amended verified complaint against Woodmont in the Delaware Action, expanding its claims against Woodmont. The Company is seeking, among other relief available against Woodmont, injunctive, declaratory and equitable relief, and relief for, among other things, Woodmont’s breaches of contract and unjust enrichment, along with attorneys’ fees and expenses. This action remains pending in the Delaware Court of Chancery.

Management intends to vigorously prosecute the Company’s claims, and defend the Company’s rights, against Woodmont and its representative, Tice Brown, in all of these Mt Melrose-related proceedings.

NOTE 13. STOCKHOLDERS’ EQUITY

Classes of Shares

As of December 31, 2019, the Company’s Articles of Incorporation, as amended, authorize 32,800,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 2,800,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as fixed by the Company’s Board of Directors in its sole discretion. As of December 31, 2019, the Company has not issued any preferred stock.

Common Stock

As of December 31, 2019, 2,566,646 shares of common stock were issued and outstanding.

NOTE 14. SHARE ADJUSTMENT, CANCELLATION AND SALE OF TREASURY SHARES, AND REVERSE STOCK SPLIT

Cancellation and Sale of Treasury Shares

On May 26, 2018, the Company signed a stock purchase agreement with an unaffiliated third party to sell 1,633,500 shares of the Company’s common stock held as treasury shares to such party for $0.11036586 per share. The settlement date for the sale was July 31, 2018. The number of shares transferred on the settlement date was adjusted for the Company’s reverse stock split to 13,068 shares. To the extent that this sale of previously registered shares held as treasury shares required an exemption from registration, this sale of shares of common stock of the Company was exempt from registration under the Securities Act of 1933 (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

On December 30, 2019, the Company completed the cancellation of the remaining 80,506 treasury shares upon resolution from the Board of Directors.

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

Split Adjustment

On the FINRA Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder converted automatically into the number of whole shares of Common Stock equal to (i) the number of shares of Common Stock held by such stockholder immediately prior to the Reverse Stock Split, divided by (ii) one hundred twenty five (125). No fractional shares were issued, and no cash or other consideration was paid. Rather, any fraction of a share of Common Stock that otherwise would have resulted from the Reverse Stock Split were rounded up to the next whole share of Common Stock. That is, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of pre-Reverse Stock Split shares of the Company’s Common Stock not evenly divisible by one hundred twenty five (125), had the number of post-Reverse Stock Split shares of the Company’s Common Stock to which they were entitled rounded up to the next whole number of shares of the Company’s Common Stock. Stockholders’ equity and all references to share and per-share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

NOTE 15. INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2019 and 2018 included the following:

	2019	2018
Current benefit (provision):
Federal	$—	$—
State	—	—
Deferred benefit:
Federal	1,097,146	1,262,452
State	95,202	322,027
Valuation allowance	(1,192,348)	(1,584,479)
Total income tax provision	$—	$—

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Carrying value differences	$232,030	$498,863
Net operating loss carryforward	2,927,848	1,333,361
Tax credits	6,250	6,250
Other	—	—
Subtotal	3,166,128	1,838,474
Valuation allowance	(2,732,064)	(1,539,716)
Net deferred tax assets	434,064	298,758
Deferred tax liabilities:
Net unrealized gains on appreciated investments	(434,064)	(298,758)
Net deferreds	$—	$—

GAAP provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company’s historical operational performance and the reported cumulative losses in the three-year period preceding 2019, the Company has provided a full valuation allowance against its net deferred tax assets. The deferred tax liability results from gains on appreciated investments that are realized for financial accounting purposes but not for tax purposes.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $11.8 million and state net operating loss carryforwards of approximately $10.0 million. These carryforwards will expire in various amounts beginning in 2032. Internal Revenue Code Section 382 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that an ownership change did occur in August 2016. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. The unrecognized tax benefit was $0 as of December 31, 2019. The Company does not expect that its uncertain tax positions will materially change in the next 12 months. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. To the extent of the Company’s tax loss carryovers, the Company’s federal and state tax returns will be subject to examination by the tax authorities from the earliest years in which such tax attributes arise. While the amount of those tax loss carryovers continues to be subject to adjustment, any assessment of additional tax for those prior years is generally barred, except for the three most recent years (federal) or four most recent years (state). Tax contingencies are based upon their technical merits, relative law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

NOTE 16. RELATED PARTY TRANSACTIONS

Former CEO, Erhartic

As of the year ended December 31, 2015, the Company previously purported to lease its office building in Lynchburg, Virginia, from the Former CEO, Frank Erhartic, of the Company. Public records indicate that the owner of this property from at least January 1, 2014, through December 31, 2015, was the Former CEO’s ex-wife. The Company has filed a lawsuit against the Former CEO, Erhartic, in order to recover, among other amounts, the payments made to the Former CEO. Additional information on this lawsuit can be found in Note 12. The Company vacated the building as of January 15, 2016.

The Company also leased a storage facility in Salem, Virginia, from the Former CEO, Erhartic. The Company is attempting to recover the payments made to the Former CEO related to this facility. The lease was not approved by the process required by the Company’s Code of Ethics. The Former CEO has refused to provide access to the storage facility to management and has not returned Company-owned equipment located at the storage facility. The value of this equipment is also included in the lawsuit. Additional information can be found in Note 12.

The Former CEO, Erhartic, created several land trusts and designated the Company as the trustee. The Former CEO and, the Company believes, the Former CFO placed personally owned properties within these land trusts. This activity was not approved by the process required by the Company’s Code of Ethics. This activity is the subject of litigation involving the Former CEO, Erhartic. Additional information can be found in Note 12.

Bonhoeffer Fund, LP

The Company’s subsidiary, Willow Oak Asset Management, LLC, signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. During the years ended December 31, 2019 and 2018, the Company earned $38,599 and $26,196, respectively, of revenue through this Bonhoeffer Fund arrangement.

Willow Oak Capital Management, LLC

On August 1, 2018, Willow Oak, through a wholly-owned Company subsidiary, Willow Oak Capital Management, LLC (“Willow Oak Capital Management”), launched a newly organized private investment partnership, Willow Oak Select Fund, LP (“Select Fund”). Willow Oak Capital Management served as the general partner of Select Fund. During the year ended December 31, 2018, Willow Oak Capital Management entered into fee share arrangements related to the Select Fund initiative with each of the following related party funds or managers: (i) Steven Kiel, a director of the Company, pursuant to a fee share agreement dated June 25, 2018; (ii) JDP Capital Management, LLC, pursuant to a fee share agreement dated June 15, 2018 (the counterparty was affiliated with Jeremy Deal, a director of the Company); and (iii) Coolidge Capital Management, LLC, pursuant to a fee share agreement dated June 25, 2018 (the counterparty was affiliated with Keith Smith, a director of the Company). These related party transactions were considered and approved by the Audit Committee of the Board of Directors of the Company, acting unanimously, on May 19, 2018. However, Select Fund ultimately dissolved in June 2019 so that other joint ventures and partnerships could be pursued, and these related party arrangements terminated accordingly. During the years ended December 31, 2019 and 2018, the Company earned $1,521 and $610, respectively, of revenue through this Select Fund arrangement.

Willow Oak Asset Management, LLC

On October 1, 2017, Willow Oak Asset Management, LLC entered into sub-lease agreements with Arquitos Capital Management, LLC, which is managed by our director and principal executive officer, Steven L. Kiel, JDP Capital Management, LLC, which is managed by our director and vice-chairman, Jeremy K. Deal, and B.E. Capital Management, LLC, which is managed by our director, Thomas Braziel. At the commencement of the sub-lease arrangement, neither Jeremy K. Deal nor Tomas Braziel met the criteria for a related party. Upon Jeremy K. Deal’s board appointment on April 3, 2018 and Thomas Braziel’s appointment on May 5, 2019, the sub-lease arrangements qualify as related party transactions. During the years ended December 31, 2019 and 2018, the Company earned $28,405 and $41,632, respectively, of sub-lease revenue through these arrangements. Willow Oak’s sub-lease agreement with Arquitos Capital Management, LLC expired on October 31, 2018, and as of December 31, 2019, the remaining two sub-lease arrangements have also expired.

On November 1, 2018, Willow Oak Asset Management, LLC entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our director and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. As considerations for the services, Arquitos pays Willow Oak a fixed monthly fee and a performance-based fee. During the years ended December 31, 2019 and 2018, the Company earned $100,461 and $17,614, respectively, of revenue through this fund management services arrangement.

Mt Melrose Transaction

The Company’s and its Mt Melrose subsidiary’s transactions with Old Mt. Melrose and Jeffrey I. Moore, a former director of the Company, were related party transactions and are set out in Notes 5 and 9, respectively.

NOTE 17. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from December 31, 2019, through March 30, 2020, the date the consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.