Form 10-Q
period 2020-03-31
ENTERPRISE DIVERSIFIED, INC.
filed 2020-05-08
CIK 1096934

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒ No

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of May 8, 2020 is 2,602,240.

Table of Contents

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$553,468	$666,810
Accounts receivable, net	35,298	52,889
Other current assets	16,100	29,555
Other current assets - held for resale	321	428
Total current assets	605,187	749,682
Long-term Assets
Real estate - held for investment, net	332,507	380,515
Real estate - held for resale, net	43,992	98,910
Property and equipment, net	16,742	17,753
Goodwill, net	212,445	212,445
Note receivable	199,039	195,121
Long-term investments	8,354,270	10,126,204
Lease right-of-use assets	30,296	45,056
Other assets	73,782	73,958
Total long-term assets	9,263,073	11,149,962
Total assets	$9,868,260	$11,899,644
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$188,732	$157,934
Accrued compensation	93,573	175,259
Accrued expenses	30,682	23,115
Deferred revenue	201,430	204,960
Lease liability, current	31,215	46,435
Notes payable, current	12,281	11,453
Other current liabilities - held for resale	147,113	146,958
Total current liabilities	705,026	766,114
Long-term Liabilities
Notes payable, net of current portion	370,395	499,572
Total long-term liabilities	370,395	499,572
Total liabilities	1,075,421	1,265,686
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,602,240 and 2,566,646 shares issued and outstanding	325,280	320,831
Additional paid-in capital	27,439,334	27,313,734
Accumulated other comprehensive income	—	—
Accumulated deficit	(18,971,775)	(17,000,607)
Total stockholders’ equity	8,792,839	10,633,958
Total liabilities and stockholders’ equity	$9,868,260	$11,899,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31
	2020	2019
Revenues - asset management	$(1,745,154)	$696,980
Revenues - real estate	187,149	182,506
Revenues - internet operations	253,559	274,902
Revenues - other	—	212,631
Total revenues	(1,304,446)	1,367,019

Cost of revenues - real estate	132,209	163,143
Cost of revenues - internet operations	87,188	87,613
Cost of revenues - other	—	—
Total cost of revenues	219,397	250,756

Gross profit (loss) - asset management	(1,745,154)	696,980
Gross profit - real estate	54,940	19,363
Gross profit - internet operations	166,371	187,289
Gross profit - other	—	212,631
Total gross profit (loss)	(1,523,843)	1,116,263

Selling, general, and administrative expenses:
Insurance	24,133	28,832
Professional fees	210,134	99,291
Salaries and wages	161,349	238,268
Travel and meals	3,135	6,956
Other operating expenses	64,407	112,714
Total selling, general and administrative expenses	463,158	486,061
Income (loss) from operations	(1,987,001)	630,202

Interest expense	(7,082)	(159,423)
Other income (loss), net	12,159	42,625
Total other income (loss)	5,077	(116,798)

Income (loss) from continuing operations before income taxes	(1,981,924)	513,404
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	(1,981,924)	513,404

Income (loss) from discontinued operations, net of taxes	10,756	(139,635)
Net income (loss)	$(1,971,168)	$373,769

Net income (loss) per share, basic and diluted	(0.76)	0.15
Net income (loss) per share from continuing operations, basic and diluted	(0.77)	0.20
Net income (loss) per share from discontinued operations, basic and diluted	0.00	(0.05)
Weighted average number of shares, basic	2,585,081	2,544,776
Weighted average number of shares, diluted	2,585,529	2,544,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended
	March 31
	2020	2019
Net income (loss)	$(1,971,168)	$373,769
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—
Comprehensive income (loss)	$(1,971,168)	$373,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other		Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Equity
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$—	$—	$(17,000,607)	$10,633,958
Net income (loss)	—	—	—	—	—	(1,971,168)	(1,971,168)
Stock issuance	35,594	4,449	125,600	—	—	—	130,049
Balance March 31, 2020	2,602,240	$325,280	$27,439,334	$—	$—	$(18,971,775)	$8,792,839

			Additional		Accumulated Other		Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Equity
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$15,915,651
Net income (loss)	—	—	—	—	—	373,769	373,769
Balance March 31, 2019	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,248,201)	$16,289,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020 and 2019

	2020	2019
Cash flows (used in) from operating activities:
Net income (loss) from continuing operations	(1,981,924)	513,404
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,278	71,992
Loss (gain) on long-term investments	1,784,406	(868,347)
Bad debt expense	405	5,863
(Gain) loss on sale of real estate	(73,165)	(35,912)
(Increase) decrease in:
Accounts receivable, net	17,186	(15,892)
Inventory	—	1,470
Other current assets	13,455	2,438
Notes receivable	(3,918)	(3,875)
Increase (decrease) in:
Accounts payable	30,798	2,652
Accrued expenses	55,470	70,321
Deferred revenue	(3,530)	4,986
Accrued interest	—	45,286
Net cash flows (used in) from continuing operations	(155,539)	(205,614)
Net cash flows (used in) from discontinued operations	11,018	(2,191)
Net cash flows (used in) operating activities	(144,521)	(207,805)
Cash flows from (used in) investing activities:
Purchases of investments	(12,472)	(37,469)
Proceeds from sale of real estate	172,000	121,850
Improvements to real estate	—	(22,156)
Net cash flows from (used in) continuing operations	159,528	62,225
Net cash flows from (used in) discontinued operations	—	—
Net cash flows from (used in) investing activities	159,528	62,225
Cash flows from financing activities:
Principal payments on note payable	(128,349)	(75,408)
Proceeds from notes payable	—	300,000
Net cash flows (used in) from continuing operations	(128,349)	224,592
Net cash flows (used in) from discontinued operations	—	(12,757)
Net cash flows (used in) from financing activities	(128,349)	211,835
Net (decrease) increase in cash	(113,342)	66,255
Cash and cash equivalents at beginning of the period	666,810	459,680
Cash and cash equivalents at end of the period	$553,468	$525,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three Months Ended March 31, 2020 and 2019

	2020	2019
Non-cash and other supplemental information:
Transfer of real estate held for investment to held for resale	$43,917	$145,000
Issuance of common stock per equity compensation plan	$130,049	$—
Effects of adoption of new lease guidance on continuing operations	$—	$87,771
Effects of adoption of new lease guidance on discontinued operations	$—	$74,371
Continuing operations cash paid for interest	$7,082	$160,477
Discontinued operations cash paid for interest	$—	$790

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

During the quarter ended March 31, 2020, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. During periods prior to the quarter ended March 31, 2020, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarter ended March 31, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC.

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of March 31, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expense and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned.

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”), consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. As consideration for the services, Arquitos pays Willow Oak a monthly fixed fee and an annual performance-based fee.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This new joint venture, of which Willow Oak Capital Management is a 10% owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. As a member of the general partner, Willow Oak Capital Management provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. In addition to hosting a popular investing podcast, the individual principals of Focused Compounding share investment news and advice through a subscription-based service.

Real Estate Operations

In December 2017, ENDI created a wholly-owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. See Note 4 for more information.

In July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of March 31, 2020, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes six residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly-owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Discontinued Operations - Home Services Operations

Prior to May 24, 2019, the Company operated its home services operations segment through its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC). The Company had organized and launched this subsidiary in June 2016, initially with an unaffiliated third party. Specialty Contracting Group was focused on the management of HVAC and plumbing companies in Arizona.

As has been previously reported, on May 24, 2019, the Company completed its divestiture of the home services operations to Rooter Hero. See Note 3 for more information.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main activities that comprise other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying unaudited condensed consolidated financial statements.

Huckleberry Real Estate Fund

In January 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. In May 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company.

During the quarter ended March 31, 2019, all contributed capital was returned in full and a gain of $212,631 was recognized as revenue through the other operations segment on our unaudited condensed consolidated statements of operations for the quarterly period ended March 31, 2019.

Triad DIP Investors

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares. The promissory note had an original repayment date of April 29, 2020, but as of the quarterly period ended March 31, 2020, the Company is evaluating a renegotiation of terms.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which it otherwise has a controlling financial interest, including: Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Mt Melrose, LLC (“New Mt Melrose”) prior to cessation of control resulting from the sale of 65% of the equity in New Mt. Melrose on June 27, 2019 (see Note 4), Specialty Contracting Group, LLC prior to the divestiture transaction on May 24, 2019 (see Note 3), Sitestar.net, Inc., and EDI Real Estate, LLC.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2019 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019.

Use of Estimates

In accordance with GAAP, the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents, accounts receivable, and note receivable. The Company places its cash with high-quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid instruments purchased with a maturity of three months or less.

Investments

The Company holds various investments through its asset management operations and real estate operations segments. Additionally, investments may be held and reported under the Company’s “other” segment. Assets held through these segments do not have a readily determinable value as these investments are not publicly traded, nor do they have published sales records. These investments are remeasured to fair value on a recurring basis. See Note 5 for more information.

As of March 31, 2020 and December 31, 2019, the Company also holds its remaining equity investment in Mt Melrose, LLC through its real estate operations segment. The Company has determined that its remaining equity investment does not have a readily determinable fair value, and the Company will account for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. When fair value becomes determinable, the investment will be marked to fair value on a periodic basis.

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

Real estate operations segment rental accounts are typically paid by tenants via cash or check no later than the fifth of the month. Any accounts collected after the fifth are charged either a flat-rate late fee or a daily-rate late fee based upon the lease agreement. If payments are not provided in a timely manner, then the amount due is designated as an account receivable. If accounts remain uncollected, then standard operating procedures are followed to commence a notice process for the tenant to either pay the amount due or vacate the property. Accounts receivable from rental revenue are generally considered unrecoverable after 90 days unless the Company reasonably believes that recovery is probable. These procedures typically result in low amounts of past due receivables.

The internet operations segment attempts to reduce the risk of non-collection by including a late-payment fee and a manual-processing-payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

As of March 31, 2020 and December 31, 2019, allowances offsetting gross accounts receivable on the accompanying consolidated balance sheets totaled $615 and $307, respectively. For the quarterly periods ended March 31, 2020 and 2019, bad debt expense from continuing operations was $405 and $5,863, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Depreciation is computed using the straight-line method based on the estimated useful lives for each of the following asset classifications:

Furniture and fixtures (in years)	5
Equipment (in years)	7
Building improvements (in years)	15
Buildings (in years)	27.5

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

No impairment adjustments were recorded during the quarterly periods ended March 31, 2020 and 2019.

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

Intangible assets (other than goodwill) consist of domain names attributed to the internet operations segment. The Company owns 228 domain names, of which 106 are available for sale. These domains are valued at historical cost. When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

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

No impairment adjustments were recorded during the quarterly periods ended March 31, 2020 and 2019.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

During the quarterly period ended March 31, 2020, $43,917 of real estate held for investment was transferred to real estate held for resale.

Accrued Compensation

Accrued compensation represents performance-based incentives that have not yet been paid. Additional compensation can be paid in the form of cash or via the issuance of Company stock. Compensation structures for employees are a pre-approved part of a formal employment agreement or arrangement. Stock based compensation, issued as part of the Company’s 2020 Equity Incentive Plan, is reserved for board members and members of senior management. The compensation accrual amount is based on the final value of Company stock that has been approved to be issued by the Governance, Compensation and Nomination Committee of the Board of Directors. These compensation amounts are accrued when earned and able to be estimated and are paid or issued annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not-yet-paid expenses from payroll accruals, professional fees, and other accrued taxes.

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

Revenue Recognition

Asset Management Operations and Other Investment Revenue

The Company earns revenue from investments through various fee share and consulting agreements, as well as through realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded monthly and are included in revenue on the accompanying unaudited condensed consolidated statements of operations. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying unaudited condensed consolidated statements of operations. Consulting fees are billed, paid, and recorded on a monthly basis. Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

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

A summary of revenue earned through asset management operations for the quarterly periods ended March 31, 2020 and 2019 is included below:

Asset Management Operations Revenue	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019
Realized and unrealized gains (losses) on investment activity	$(1,784,406)	$655,716
Management and performance fee revenue	15,252	15,009
Fund management services revenue	24,000	26,255
Total revenue	$(1,745,154)	$696,980

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

The Company generates revenue in its internet operations segment from consumer and business-grade internet access, wholesale managed modem services for downstream ISPs, web hosting, third-party software as a reseller, and various ancillary services in the United States and Canada. Services include narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless), web hosting, and additional related services to consumers and businesses. Customers may also subscribe to web hosting plans to include email access and storage. Internet revenue is affected by the changing composition of revenue sources. In some years, this shift can be significant.

Discontinued Revenue - Home Services Revenue

Prior to the divestiture transaction on May 24, 2019, the Company performed HVAC and plumbing service repairs and installed HVAC units for its customers through its home services operations segment. Revenue was recognized upon completion of the installation or service call. Sales were adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveyed with the installation of a new unit. There was also a two-year assurance warranty on newly installed parts and equipment that was honored by the manufacturer. If an installation was performed over multiple days, then it was accounted for using work-in-process (WIP) accounting. Contract progress was measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts were typically completed within one month’s time. A small portion of revenue was from the sale of annual service agreements. Revenue attributable to these agreements was recognized over the life of the agreement.

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or home services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue from continuing operations decreased from $204,960 at December 31, 2019 to $201,430 at March 31, 2020. During the quarterly periods ended March 31, 2020 and 2019, $127,957 and $126,393, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities (deferred revenue).

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ended December 31, 2019, December 31, 2018, and December 31, 2017, are open to potential IRS examination.

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

None of the potentially dilutive securities had a dilutive impact during the quarterly period ended March 31, 2020. No potentially dilutive securities existed for the quarterly period ended March 31, 2019.

The number of anti-dilutive shares for the quarterly period ended March 31, 2020, consisting of common shares underlying common stock equity incentives, which have been excluded from the computation of diluted income (loss) per share, was 668.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company currently expects that the adoption of this guidance may change the way we assess the collectability of our receivables and recoverability of other financial instruments. The Company will adopt this guidance as of January 1, 2023. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued effective standards, or standards issued but not yet effective, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

NOTE 3. HOME SERVICES SUBSIDIARY ASSET SALE

On May 24, 2019, as reported in the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s remaining customer accounts going forward. No cash consideration was exchanged in the transaction. Rather, as consideration for the transaction, Rooter Hero agreed to pay monthly royalties for the sixty (60) months following the closing, calculated on the basis of any revenue received from the customer accounts transferred. Under such royalty arrangements, the Company will receive 7.5% of any monthly revenue generated from qualified sales during the first year, and 5% of any monthly revenue during years two through five. Royalties received will be reduced by pre-approved warranty-related costs for select customers.

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

The decision was made to exit the business during the quarter ended June 30, 2019. The operations of Specialty Contracting Group, LLC were considered a component of, and the divestiture reflected a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations have been classified as discontinued operations in the Company’s financial statements. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “recovery from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. Accordingly, during the quarter ended March 31, 2020, an offsetting $11,019 recovery on discontinued operations was recognized within the reported $10,756 of net income from discontinued operations.

A breakdown of discontinued assets and liabilities as reported on the face of the accompanying condensed consolidated balance sheets for the periods ended March 31, 2020 and December 31, 2019, is as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$321	$428
Total current assets - held for resale	321	428

Accounts payable	97,003	96,848
Lease liabilities	50,110	50,110
Total current liabilities - held for resale	$147,113	$146,958

A reconciliation of discontinued operations as reported on the accompanying unaudited condensed consolidated statements of operations for the quarterly periods ended March 31, 2020, and March 31, 2019, is as follows:

	For the quarter ended
	March 31, 2020	March 31, 2019
Revenues	$—	$357,077
Cost of revenues	—	221,488
Gross profit	—	135,589
Selling, general, and administrative expenses	263	274,434
Recoveries of loss on sale of subsidiary	11,019	—
Other income (expense), net	—	(790)
Net income (loss) reported as discontinued operations	$10,756	$(139,635)

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

Prior to this transaction, the Company had grown uncomfortable with the extreme amounts of high-priced debt that the Mt Melrose subsidiary had taken on. There were significant principal payments due over the next 12 months at the subsidiary level that the portfolio’s cash flows could not offset and the Company was unwilling to subsidize. As reported in previous quarterly and annual reports, in November 2018 management implemented a right-sizing strategy for the Mt Melrose portfolio. This strategy included the hiring of a dedicated third-party property manager, a restructuring of overhead expenses, the divestiture of non-cash-flowing properties, and a focus on refinancing high-interest debt. The property manager was responsible for all day-to-day operations including, but not limited to: tenant relations and communications, property repairs and renovations, vacancy marketing, and turnover procedures. This allowed management to remain passive operationally and focus on property sales and refinancing opportunities. Subsequent to the sale on June 27, 2019, the property manager continues to fulfill the day-to-day operational responsibilities, and, to management’s knowledge, Woodmont continues to act on management’s previous right-sizing efforts by liquidating non-cash-flowing properties and pursuing refinancing options.

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

Deconsolidation Due to Transfer of Control

Prior to the sale of 65% of its Mt Melrose interest, the Company owned 100% of the membership interests in Mt Melrose, LLC and controlled the entity by virtue of its voting interests. As a result, the Company consolidated Mt Melrose under the “voting interests” (VOE) consolidation model.

By virtue of the A&R LLC Agreement, and the aforementioned standstill agreement, Woodmont is the sole “manager” responsible for all management and operating decisions of Mt Melrose. Management determined that as of June 27, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose and will no longer consolidate Mt Melrose. Furthermore, the Company has concluded that Mt Melrose does not qualify as a “variable interest entity” as Mt Melrose has sufficient equity at risk to permit operations and the Company is not the primary beneficiary of Mt Melrose’s activities. All activity prior to the deconsolidation event has been included on our consolidated statements of operations for given prior reporting periods in continuing operations, and under the real estate segment. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our consolidated balance sheets. The Company’s membership interest in Mt Melrose is now accounted for as an investment in the equity of Mt Melrose in the Company’s reported financial statements.

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

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC, the implied value of the retained 35% interest at the time of the transaction is $53,846. This amount is included under the long-term investment amount on the accompanying consolidated balance sheet as of March 31, 2020 and December 31, 2019.

NOTE 5. INVESTMENTS

Certain assets held through the Company, Willow Oak Asset Management, LLC, or EDI Real Estate, LLC do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investment in Alluvial Fund, LP is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. Due to the nature of the Mt Melrose, LLC (subsequent to the loss of control (see Note 4)) and Huckleberry Real Estate Fund II, LLC investments, the investments are measured at cost basis as fair value is not determinable until additional inputs and measurements become available. As the inputs for these investments are not readily observable, these investments are valued using Level 3 inputs (see Note 6). The Company’s investment in the Alluvial Fund is remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

	Cost Basis	Unrealized Gain	Carrying Value
March 31, 2020
Alluvial Fund, LP (at fair value)	$7,051,058	$1,249,366	$8,300,424
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,104,904	$1,249,366	$8,354,270

	Cost Basis	Unrealized Gain	Carrying Value
December 31, 2019
Alluvial Fund, LP (at fair value)	$7,042,732	$3,029,626	$10,072,358
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,096,578	$3,029,626	$10,126,204

Alluvial Fund is a private investment fund that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the quarterly periods ended March 31, 2020 and 2019, the Company did not withdraw management or performance fees earned through the Alluvial Fund. The total amount of these reinvested fees were $8,326 and $4,628, respectively.

NOTE 6. FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its investments at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
March 31, 2020
Alluvial Fund, LP	$—	$—	$—	$8,300,424	$8,300,424
Total investments	$—	$—	$—	$8,300,424	$8,300,424

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2019
Alluvial Fund, LP	$—	$—	$—	$10,072,358	$10,072,358
Total investments	$—	$—	$—	$10,072,358	$10,072,358

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the quarterly periods ended March 31, 2020 and 2019.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairment adjustments were recorded during the quarterly periods ended March 31, 2020 and 2019.

As discussed in Note 4, the Company’s ongoing equity investment in Mt Melrose, LLC is carried at its implied cost under the alternative approach and will be assessed for impairment at each balance sheet date.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2020, and December 31, 2019, consisted of the following:

	2020	2019
Building	$—	$—
Computers and equipment	17,330	17,330
Furniture and fixtures	10,850	10,850
Land	—	—
	28,180	28,180
Less accumulated depreciation	(11,438)	(10,427)
Property and equipment, net	$16,742	$17,753

Depreciation expense from continuing operations was $1,012 for the quarterly period ended March 31, 2020, and $14,884 for the quarterly period ended March 31, 2019. Included in these amounts are $0 and $6,388 for the quarterly periods ended March 31, 2020 and 2019, respectively, of depreciation expense related to personal property used in real estate segment rental operations. The depreciation expense related to personal property is included in the real estate segment cost-of-goods-sold amount on the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2020, management has identified one residential real estate property and several vacant lots as real estate held for resale. These properties are carried at $43,992 on the accompanying consolidated balance sheets as of March 31, 2020. This compares to the year ended December 31, 2019, when management reported $98,910 of real estate as held for resale.

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

As of March 31, 2020 and December 31, 2019, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	March 31, 2020	December 31, 2019
Units occupied or available for rent	5	6
Vacant units being prepared for rent	—	—
Total units held for investment	5	6

Units held for resale	1	2
Vacant lots held for resale	3	3
Total units held for resale	4	5

Units held for investment consist of single-family residential rental units.

The leases in effect as of March 31, 2020, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	March 31, 2020	December 31, 2019
Total real estate held for investment	$432,757	$484,590
Accumulated depreciation	(100,250)	(104,075)
Real estate held for investment, net	332,507	380,515

Real estate held for resale	$43,992	$98,910

For the quarterly period ended March 31, 2020, depreciation expense on the EDI Real Estate portfolio of properties was $4,091. This compares to depreciation expense for the quarterly period ended March 31, 2019, when depreciation expense on the EDI Real Estate portfolio of properties was $5,304.

During the quarterly period ended March 31, 2020, two properties held for resale were sold for gross proceeds of $172,000. Net proceeds totaled $34,749. This compares to their carrying value of $98,835, which resulted in a total gain of $73,165 for the quarter. This compares to the quarterly period ended March 31, 2019, when no properties were sold. No properties were purchased during the quarterly periods ended March 31, 2020 and 2019 for the EDI Real Estate portfolio.

During the quarterly period ended March 31, 2020, one residential rental property was transferred from “held for investment” to “held for resale”. The carrying value of this property was $43,917. EDI Real Estate did not transfer any properties during the quarterly period ended March 31, 2019.

There were no impairment adjustments recorded during the quarterly periods ended March 31, 2020 and 2019 on the EDI Real Estate portfolio.

Mt Melrose, LLC

As described in Note 4, management determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on our unaudited condensed consolidated statements of operations for given prior reporting periods under the real estate segment. No Mt Melrose activity is included for the quarterly period ended March 31, 2020. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our condensed consolidated balance sheets. Accordingly, there are no consolidated Mt Melrose assets as of the periods ended March 31, 2020 and December 31, 2019 included on the accompanying condensed consolidated balance sheets.

For the quarterly period ended March 31, 2019, depreciation expense on the Mt Melrose portfolio of properties was $51,627.

During the quarterly period ended March 31, 2019, Mt Melrose sold five residential properties and four vacant lots for gross proceeds of $121,850. This compares to their carrying value of $85,938, which resulted in a net gain of $35,912. Mt Melrose did not purchase any properties during the quarterly period ended March 31, 2019.

During the quarterly period ended March 31, 2019, Mt Melrose transferred land with a carrying value of $145,000 from “held for investment” to “held for resale”.

There were no impairment adjustments recorded during the quarterly period ended March 31, 2019 on the Mt Melrose portfolio.

Future Minimum Rental Revenues

The future anticipated minimum rental revenues based on leases in place as of March 31, 2020, for EDI Real Estate, LLC are as follows:

2020	$24,505
2021	2,000
Total	$26,505

NOTE 9. NOTES PAYABLE

Notes payable at March 31, 2020, and December 31, 2019, consist of the following:

	Interest Rates	Average Term	2020	2019
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	$286,676	$373,425
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	96,000	137,600
Less current portion			(12,281)	(11,453)
Long-term portion			$370,395	$499,572

The timing of future payments of notes payable are as follows as of March 31, 2020:

2020	$12,281
2021	17,285
2022	114,293
2023	19,359
2024 and thereafter	219,458
Total	$382,676

During the quarterly period ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. During the quarterly period ended March 31, 2020, one note totaling $41,600 has been paid in full as the secured property has been sold.

During the quarterly period ended September 30, 2018, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years. During the quarterly period ended March 31, 2020, one property from the original loan package has been sold and the corresponding principal balance of $83,296 has been paid down.

NOTE 10. SEGMENT INFORMATION

During the quarterly period ended March 31, 2020, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. During periods prior to the quarter ended March 31, 2020, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarter ended March 31, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

As mentioned in Note 3, on May 24, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC, to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). The current and comparative results of the home services segment have been reported as discontinued on the accompanying unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2020.

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC.

Management determined that as of June 27, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose; therefore, the Company no longer consolidates Mt Melrose. All activity prior to the deconsolidation event has been included on our consolidated statements of operations for given prior reporting periods under the real estate segment. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our consolidated balance sheets.

The asset management operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry. The real estate operations segment includes revenue and expenses related to the management of properties held for investment and held for resale through Mt Melrose (prior to the sale of 65% of our equity in Mt Melrose on June 27, 2019) located in Lexington, Kentucky, and revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. The home services operations segment includes discontinued revenue and expenses derived from our former operation of HVAC and plumbing companies in Arizona. The other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The internet operations segment includes revenue generated by operations in both the United States and Canada. During the quarterly period ended March 31, 2020, the internet operations segment generated revenue of $240,622 in the United States and revenue of $12,937 in Canada. This compares to the quarterly period ended March 31, 2019, when the internet operations segment generated revenue of $260,258 in the United States and revenue of $14,644 in Canada. All assets reported under the internet operations segment for the periods ended March 31, 2020 and December 31, 2019, are located within the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the quarterly periods ended March 31, 2020 and 2019.

Quarter Ended March 31, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$(1,745,154)	$187,149	$253,559	$—	$—	$(1,304,446)
Cost of revenue	—	132,209	87,188	—	—	219,397
Operating expenses	109,241	16,636	47,848	289,433	—	463,158
Other income (expense)	2,283	(1,268)	370	3,692	—	5,077
Income (loss) from continuing operations	(1,852,112)	37,036	118,893	(285,741)	—	(1,981,924)
Income (loss) from discontinued operations	—	—	—	—	10,756	10,756
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$8,399,068	$457,145	$468,024	$543,702	$321	$9,868,260

Quarter Ended March 31, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$696,980	$182,506	$274,902	$212,631	$—	$1,367,019
Cost of revenue	—	163,143	87,613	—	—	250,756
Operating expenses	123,464	104,408	63,269	194,920	—	486,061
Other income (expense)	7,039	(128,126)	392	3,897	—	(116,798)
Income (loss) from continuing operations	580,555	(213,171)	124,412	21,608	—	513,404
Income (loss) from discontinued operations	—	—	—	—	(139,635)	(139,635)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,288,203	$13,056,773	$405,593	$1,184,962	$1,515,344	$25,450,875

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2020, the Company has one lease classified as an operating lease and no finance leases.

The operating lease corresponds to the office space for Willow Oak Asset Management, LLC. The lease has remaining terms expiring in September 2020. The right-of-use asset and corresponding lease liability for the Company’s operating lease is reported separately on the accompanying consolidated balance sheets. The discount rate used in the calculation of our lease liability was approximately 6.7%. In addition, the Company is the lessor for facility space in New York that it sublets to other tenants; the remaining two subleases of which expired on December 31, 2019.

Lease costs for the quarterly period ended March 31, 2020 consisted of the following:

Finance lease costs:
Amortization of ROU assets	$—
Interest on lease liabilities	—
Operating lease cost	28,888
Sublease income	—
Total lease costs from continuing operations	28,888
Total lease costs from discontinued operations	—
Total lease costs	$28,888

With respect to the former leased facilities for Specialty Contracting Group, LLC, possession of the premises was surrendered to the landlord, in connection with the dissolution and winding up of Specialty Contracting Group, in default of that lease. The outstanding lease liability amount remains on the Company's balance sheet under other liabilities - held for resale as of the quarterly period ended March 31, 2020.

A maturity analysis of our operating lease, including the lease related to discontinued operations, is as follows:

2020	$70,465
2021	16,309
2022	—
Total	86,774

Discount factor	(5,449)
Lease liability	81,325
Less lease liability from discontinuing operations	(50,110)
Amounts due within 12 months	(31,215)
Long-term lease liability	$—

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

Shortly following the closing of the Mt Melrose transaction, however, the relationship between the Company and Woodmont soured. Woodmont, by its representative, Tice Brown, unexpectedly proceeded to make numerous claims and demands upon the Company, which the Company determined to be unfounded and frivolous, if not disingenuous to the parties’ understandings. Woodmont also has submitted four formal claims for indemnification under the parties’ purchase agreement, each of which were considered by the Company and then rejected and disputed in short order as unfounded.

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

The Company believes that Woodmont, directly and by its representative, Tice Brown, has engaged, and continues to engage, in intentionally injurious and harassing conduct concerning Mt Melrose that runs counter to the long-term best interests of the Company and its shareholders. Accordingly, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2019, the Company filed a verified complaint in the Court of Chancery of the State of Delaware on November 20, 2019, commencing a civil action against Woodmont – see Civil Action No. 2019-0928-JTL (the “Delaware Action”). The Delaware Action was filed by the Company in response to the repeated claims and demands and injurious conduct by Woodmont and its representative, Tice Brown. On March 9, 2020, the Company filed further an amended verified complaint against Woodmont in the Delaware Action, expanding its claims against Woodmont. On April 6, 2020, Woodmont filed an answer to the complaint in the Delaware Action, along with verified counter-claims against the Company for Woodmont’s previously-asserted claims for indemnification under the parties’ purchase agreement. The Company is seeking, among other relief available against Woodmont, injunctive, declaratory and equitable relief, and relief for, among other things, Woodmont’s breaches of contract and unjust enrichment, along with attorneys’ fees and expenses. This action remains pending in the Delaware Court of Chancery.

Management intends to vigorously prosecute the Company’s claims, and defend the Company’s rights, against Woodmont and its representative, Tice Brown, in all of these Mt Melrose-related proceedings.

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of March 31, 2020, the Company’s Articles of Incorporation, as amended, authorize 32,800,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 2,800,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as fixed by the Company’s Board of Directors in its sole discretion. As of March 31, 2020, the Company has not issued any preferred stock.

Common Stock

As of March 31, 2020, 2,602,240 shares of common stock were issued and outstanding.

Cancellation of Treasury Shares

On December 30, 2019, the Company completed the cancellation of 80,506 treasury shares then-remaining, upon resolution from the Board of Directors.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from March 31, 2020, through the date the unaudited condensed consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the quarterly period ended March 31, 2020. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

During the quarterly period ended March 31, 2020, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated under four reportable segments:

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

During periods prior to the quarter ended March 31, 2020, the Company also operated through a fifth reportable segment, Home Services Operations. This segment now includes discontinued revenue and expenses derived from our former operation of HVAC and plumbing companies in Arizona. As of the quarterly period ended March 31, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

Management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Note that as of May 24, 2019, as reported in the Current Report on Form 8-K filed with the SEC on May 28, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, the Company sold and conveyed all of the subsidiary’s personal property and customer lists and records, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed the subsidiary’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s remaining customer accounts going forward. No cash consideration was exchanged in the transaction. Rather, as consideration for the transaction, Rooter Hero agreed to pay monthly royalties for the sixty (60) months following the closing, calculated on the basis of any revenue received from the customer accounts transferred. Under such royalty arrangements, the Company will receive 7.5% of any monthly revenue generated from qualified sales during the first year, and 5% of any monthly revenue during years two through five. Royalties received will be reduced by pre-approved warranty-related costs for select customers.

Additionally, on June 27, 2019, as reported in the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC.

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of March 31, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned.

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. As consideration for the services, Arquitos pays Willow Oak a monthly fixed fee and an annual performance-based fee.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This new joint venture, of which Willow Oak Capital Management is a 10% owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. As a member of the general partner, Willow Oak Capital Management provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. In addition to hosting a popular investing podcast, the individual principals of Focused Compounding share investment news and advice through a subscription-based service.

Real Estate Operations

In December 2017, ENDI created a wholly-owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. See Note 4 for more information.

In July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of March 31, 2020, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes six residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company. The leases in effect as of March 31, 2020, are based on annual time periods and include month-to-month provisions after the completion of the initial term.

State and municipal laws and regulations govern the real estate industry and do not vary significantly from one community to another. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern rental properties and also do not vary significantly throughout our real estate holding areas.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly-owned subsidiary. Sitestar.net is an Internet Service Provider (ISP) that offers consumer and business-grade internet access, web hosting, and various ancillary services. We provide services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL and fiber-optic). Additionally, we market and sell web hosting and related services to consumers and businesses.

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

As of March 31, 2020, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the current quarter.

Management is currently identifying the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

Discontinued Operations - Home Services Operations

Prior to May 24, 2019, the Company operated its home services operations segment through its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC). The Company had organized and launched this subsidiary in June 2016, initially with an unaffiliated third party. Specialty Contracting Group was focused on the management of HVAC and plumbing companies in Arizona.

As has been previously reported, on May 24, 2019, the Company completed its divestiture of the home services operations to Rooter Hero.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main activities that comprise other operations.

Huckleberry Real Estate Fund

In January 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. In May 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company. During the quarter ended March 31, 2019, all contributed capital was returned in full and a gain of $212,631 was recognized as revenue through the other operations segment on our unaudited condensed consolidated statements of operations for the quarterly period ended March 31, 2019.

Triad DIP Investors

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares. The promissory note had an original repayment date of April 29, 2020, but as of the quarterly period ended March 31, 2020, the Company is evaluating a renegotiation of terms.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summary of Financial Performance

Common stockholders’ equity decreased from $10,633,958 at December 31, 2019, to $8,792,839 at March 31, 2020. This change was attributable to $1,852,112 of net loss in the asset management operations segment and $285,741 of net loss in other segments, and was partially offset by $118,893 of net income in the internet operations segment, net income of $37,036 in the real estate operations segment, and $10,756 of net income resulting from discontinued operations under the home services operations segment. Corporate expenses for the quarterly period ended March 31, 2020, included in the net loss from other operations, totaled $289,433. Total comprehensive net loss (all attributable to Enterprise Diversified, Inc. stockholders) for the quarterly period ended March 31, 2020 equaled $1,981,924.

Balance Sheet Analysis

This section provides an overview of changes in our assets, liabilities, and equity and should be read together with our accompanying unaudited consolidated financial statements, including the accompanying notes to the financial statements. The table below provides a balance sheet summary for the periods presented and is designed to provide an overview of the balance sheet changes from quarter to quarter.

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
ASSETS
Cash and equivalents	$553,468	$666,810	$161,275	$542,856	$519,525
Accounts receivables, net	35,298	52,889	35,646	20,212	65,614
Investments, at fair value	8,354,270	10,126,204	9,522,236	9,735,274	9,821,054
Real estate, total	376,499	479,425	1,412,208	1,421,364	11,691,075
Goodwill and other assets	548,725	574,316	713,578	769,570	3,353,607
Total assets	$9,868,260	$11,899,644	$11,844,943	$12,489,276	$25,450,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$188,732	$157,934	$66,584	$161,357	$168,147
Accrued expenses	124,255	198,374	51,703	80,761	453,657
Deferred revenue	201,430	204,960	217,811	217,020	213,288
Notes payable and other liabilities	561,004	704,418	1,137,250	1,372,303	8,326,363
Total liabilities	1,075,421	1,265,686	1,473,348	1,831,441	9,161,455
Total stockholders’ equity	8,792,839	10,633,958	10,371,595	10,657,835	16,289,420
Total liabilities and stockholders’ equity	$9,868,260	$11,899,644	$11,844,943	$12,489,276	$25,450,875

Results of Operations

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC. These subsidiaries were formed on October 10, 2016 and May 24, 2018, respectively. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two new partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched. During the year ended December 31, 2019, one new joint venture was formed in which Willow Oak Capital Management is a non-managing owner.

As of March 31, 2020, Willow Oak holds a direct investment in the Alluvial Fund, LP. The realized and unrealized investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services.

During the quarterly period ended March 31, 2020, the asset management operations segment produced negative $1,745,154 of revenue. Cost of revenue was $0 and operating expenses totaled $109,241. Other income attributable to the asset management operations segment totaled $2,283. Total net loss for the quarterly period ended March 31, 2020, totaled $1,852,112. This compares to the quarterly period ended March 31, 2019, when the asset management operations segment produced $696,980 of revenue, cost of revenue was $0, and operating expenses totaled $123,464. Additionally, other income for the quarterly period ended March 31, 2019, was $7,039, and total net income was $580,555. The decrease in revenue for the quarterly period ended March 31, 2020 is due to market volatility and the application of specific GAAP revenue recognition rules as noted above. The decrease in operating expenses is primarily due to lower payroll expenses. Other income for the segment was primarily due to sub-lease rental income earned through the Company’s New York office space.

As of March 31, 2020, the fair value of long-term investments held through the asset management operations segment totaled $8,300,424. This compares to the fair value of long-term investments held at March 31, 2019, which totaled $9,139,673. This decrease in investments is attributable to negative Alluvial Fund performance. Management notes that, while short-term market volatility can have a significant effect on reported revenue for a given period, the Company’s overall investment strategy is ultra-long-term focused.

The table below provide a summary of revenue statement amounts over time. These figures are specific to the asset management operations segment and are presented for the quarterly periods designated below.

Asset Management Operations Revenue	Quarter Ended March 31, 2020	Quarter Ended March 31, 2019
Realized and unrealized gains (losses) on investment activity	$(1,784,406)	$655,716
Management and performance fee revenue	15,252	15,009
Fund management services revenue	24,000	26,255
Total revenue	$(1,745,154)	$696,980

Real Estate Operations

For the quarterly period ended March 31, 2020, the real estate operations segment generated revenue of $187,149, which includes $15,149 of rental revenue. The cost of revenue totaled $132,209, which includes $16,347 of cost of rental revenue. Operating expenses for the quarterly period ended March 31, 2020, were $16,636. Other expenses totaled $1,268 and net income for the quarterly period ended March 31, 2020, totaled $37,036. This compares to the quarterly period ended March 31, 2019, when the real estate operations segment generated revenue of $182,506 and cost of revenue totaled $163,143. All revenue and cost of revenue for the quarterly period ended March 31, 2019 was related to rental activities. Operating expenses for the quarterly period ended March 31, 2019 were $104,408, other expenses totaled $128,126, and total loss reported was $213,171. Other expenses incurred during the quarterly periods ended March 31, 2020 and 2019, were primarily interest-related expenses. The current period decreases in rental revenue, cost of rental revenue, operating expenses and interest expense are largely due to the deconsolidation of activity from the Mt Melrose rental portfolio, which is no longer consolidated as previously described in Note 4.

EDI Real Estate Operations

As of March 31, 2020 and December 31, 2019, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	March 31, 2020	December 31, 2019
Units occupied or available for rent	5	6
Vacant units being prepared for rent	—	—
Total units held for investment	5	6

Units held for resale	1	2
Vacant lots held for resale	3	3
Total units held for resale	4	5

Units held for investment consist of single-family residential rental units.

The leases in effect, as of March 31, 2020, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	March 31, 2020	December 31, 2019
Total real estate held for investment	$432,757	$484,590
Accumulated depreciation	(100,250)	(104,075)
Real estate held for investment, net	332,507	380,515

Real estate held for resale	$43,992	$98,910

For the quarterly period ended March 31, 2020, depreciation expense on the EDI Real Estate portfolio of properties was $4,091. This compares to depreciation expense for the quarterly period ended March 31, 2019, when depreciation expense on the EDI Real Estate portfolio of properties was $5,304.

During the quarterly period ended March 31, 2020, two properties held for resale were sold for gross proceeds of $172,000. Net proceeds totaled $34,749. This compares to their carrying value of $98,835, which resulted in a total gain of $73,165 for the quarter. This compares to the quarterly period ended March 31, 2019, when no properties were sold. No properties were purchased during the quarterly periods ended March 31, 2020 and 2019 for the EDI Real Estate portfolio.

During the quarterly period ended March 31, 2020, one residential rental property was transferred from “held for investment” to “held for resale”.  The carrying value of this property was $43,917. EDI Real Estate did not transfer any properties during the quarterly period ended March 31, 2019.

There were no impairment adjustments recorded during the quarterly periods ended March 31, 2020 and 2019 on the EDI Real Estate portfolio.

Mt Melrose Operations

As described in Note 4, management determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on our unaudited condensed consolidated statements of operations for given prior reporting periods under the real estate segment. No Mt Melrose activity is included for the quarterly period ended March 31, 2020. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our condensed consolidated balance sheets. Accordingly, there are no consolidated Mt Melrose assets as of the periods ended March 31, 2020 and December 31, 2019 included on the accompanying condensed consolidated balance sheets.

For the periods ended March 31, 2020 and December 31, 2019, the Company’s remaining investment in Mt Melrose is carried on our condensed consolidated balance sheets for $53,846. This carrying value is reflective of the mechanics of the June 27th transaction, rather than management’s perceived value of the Company’s remaining interest. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties have allowed the portfolio to continue its redirection, which management believes will provide long-term returns greater than its current carrying value.

For the quarterly period ended March 31, 2019, depreciation expense on the Mt Melrose portfolio of properties was $51,627.

During the quarterly period ended March 31, 2019, Mt Melrose sold five residential properties and four vacant lots for gross proceeds of $121,850. This compares to their carrying value of $85,938, which resulted in a net gain of $35,912. Mt Melrose did not purchase any properties during the quarterly period ended March 31, 2019.

During the quarterly period ended March 31, 2019, Mt Melrose transferred land with a carrying value of $145,000 from “held for investment” to “held for resale”.

There were no impairment adjustments recorded during the quarterly period ended March 31, 2019 on the Mt Melrose portfolio.

Internet Operations

Revenue attributed to the internet operations segment during the quarterly period ended March 31, 2020, totaled $253,559 and cost of revenue totaled $87,188. Operating expenses for the segment totaled $47,848 for the quarterly period ended March 31, 2020, and other income totaled $370. Total net income for the internet operations segment was $118,893 for the quarterly period ended March 31, 2020. This compares to the quarterly period ended March 31, 2019, when revenue totaled $274,902, cost of revenues totaled $87,613, operating expenses were $63,269, other income was $392, and net income was $124,412. Other income for the segment is the result of refundable sales tax credits.

As of March 31, 2020, we have a total of 7,401 customer accounts across the U.S. and Canada. This compares to the quarterly period ended March 31, 2019, when we had a total of 7,919 customer accounts. As of March 31, 2020, approximately 63% of our revenue is driven by internet access services, with the remaining 37% being earned though web hosting and other web-based storage services.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $240,622 and revenue generated by our Canadian customers totaled $12,937 during the quarterly period ended March 31, 2020. This compares to revenue generated by our U.S. customers of $260,258 and revenue generated by our Canadian customers of $14,644 during the quarterly period ended March 31, 2019.

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. Net income reported from discontinued operations related to the home services operations segment for the quarterly period ended March 31, 2020 was $10,756. Included in this amount is an $11,019 loss recovery on discontinued operations that represents royalties earned in accordance with the Rooter Hero royalty arrangement mentioned previously. This compares to the net loss of $139,635 reported from discontinued operations related to the home services operations segment for the quarterly period ended March 31, 2019.

Other Operations

For the quarterly period ended March 31, 2020, our other operations segment did not produce any revenue or cost of goods sold. Operating expenses totaled $289,433 and other income was $3,692 for the quarterly period ended March 31, 2020. Corporate operating expenses accounted for the full $289,433 of reported operating expenses for our other operations. This resulted in a net loss of $285,741 for the quarterly period ended March 31, 2020. This compares to revenue of $212,631, cost of revenue of $0, operating expenses of $194,920, and other income produced of $3,897 for the quarterly period ended March 31, 2019. Corporate expenses totaled $194,920, and the other operations segment recorded total net income of $21,608 for the quarterly period ended March 31, 2019. Other income for the quarters primarily relates to interest income earned on the outstanding loan to Triad Guaranty, Inc. As mentioned previously, revenue earned during the quarterly period ended March 31, 2019 is related to a gain of $212,631 recognized on the Huckleberry Real Estate Fund investment. Corporate expenses are higher for the quarterly period ended March 31, 2020 primarily due to additional legal fees related to ongoing litigation and increased accounting fees, but were also offset by a decrease in payroll expenses and consulting expenses.

Financial Condition, Liquidity, and Capital Resources

During the quarterly period ended March 31, 2020, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. During periods prior to the quarter ended March 31, 2020, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarterly period ended March 31, 2020, and for all prior periods presented, home services operations are reported as discontinued operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $553,468 at the quarter ended March 31, 2020, compared to $666,810 at year-end December 31, 2019. Real estate held for investment decreased to $332,507 at the quarter ended March 31, 2020, compared to $380,515 at year-end December 31, 2019, and real estate held for resale decreased to $43,992 at the quarter ended March 31, 2020, compared to $98,910 at year-end December 31, 2019. The decreases in real estate are primarily due to the opportunistic sales of certain EDI Real Estate rental properties. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time. Also, our total notes payable decreased to $382,676 from $511,025 during the same time period. This decrease was related to the sale of the previously mentioned real estate properties and the subsequent payoff of the attached notes.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of March 31, 2020 and December 31, 2019 is as shown:

	March 31, 2020	December 31, 2019
Current	$31,419	$50,909
30 – 60 days	2,833	1,495
60 + days	1,046	485
Total	$35,298	$52,889

We have no material capital expenditure requirements.

Contractual Obligations

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of March 31, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

Also through the asset management operations segment, an operating lease on office space in New York City commenced on October 1, 2017. This lease extends through September 30, 2020.

Through the former home services operations segment, an operating lease on warehouse and office space in Scottsdale, Arizona, commenced on May 1, 2018. This lease would have extended through May 31, 2021. This lease was not conveyed with the divestiture on May 24, 2019. Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC) was the lessee party to the lease. However, Specialty Contracting Group, in connection with its dissolution and winding up, surrendered possession of the premises to the landlord, in default of this lease.

On June 27, 2019, as reported in the Current Report on Form 8-K filed with the SEC on July 3, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against any losses actually incurred as a result of breaches of the Company’s representations and warranties made under the agreement. To date, Woodmont has made four claims for indemnification under the agreement, all of which have been rejected and disputed by the Company. Also, in connection with the transaction, the Company and Woodmont entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth the general terms and conditions governing the arrangements between the two members. The A&R LLC Agreement provides that the business and affairs of Mt Melrose will be managed exclusively by one or more managers; and Woodmont is designated as the sole manager. In addition, the Company expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose; and with respect to any matters requiring a vote of the members, the Company will vote with (i.e., the same as) Woodmont. Subsequent to the transaction, Woodmont, as the manager of Mt Melrose, has purported that the Company’s membership interest in Mt Melrose has been diluted to 20.8%. The Company disputes this assertion and maintains that it has retained its 35% membership interest.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of March 31, 2020.

Discussion Regarding COVID-19 Potential Impacts

Due to the uncertainty surrounding the COVID-19 pandemic, the Company has experienced, and continues to expect, market volatility as it relates to its investment in the Alluvial Fund. As reported during the quarterly period ended March 31, 2020, this volatility can create periods when the asset management operations segment produces negative revenue amounts. Due to the size of the investment, these negative revenue amounts can also have a sizable impact on the Company’s balance sheets at a given point-in-time. The nature of this investment has inherent market risks, and while short-term results can be unpredictable, the Company’s overall investment strategy continues to be ultra-long-term focused. These periods of volatility do not have significant short-term cash flow impacts on the Company.

Management continues to monitor and assess all Company operations for additional potential impacts of the COVID-19 pandemic. As of the quarterly period ended March 31, 2020, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the COVID-19 pandemic ultimately may impact our business, financial condition, liquidity and results of operations likely will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on employees, customers and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the pandemic.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

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

Shortly following the closing of the Mt Melrose transaction, however, the relationship between the Company and Woodmont soured. Woodmont, by its representative, Tice Brown, unexpectedly proceeded to make numerous claims and demands upon the Company, which the Company determined to be unfounded and frivolous, if not disingenuous to the parties’ understandings. Woodmont also has submitted four formal claims for indemnification under the parties’ purchase agreement, each of which were considered by the Company and then rejected and disputed in short order as unfounded.

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

The Company believes that Woodmont, directly and by its representative, Tice Brown, has engaged, and continues to engage, in intentionally injurious and harassing conduct concerning Mt Melrose that runs counter to the long-term best interests of the Company and its shareholders. Accordingly, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2019, the Company filed a verified complaint in the Court of Chancery of the State of Delaware on November 20, 2019, commencing a civil action against Woodmont – see Civil Action No. 2019-0928-JTL (the “Delaware Action”). The Delaware Action was filed by the Company in response to the repeated claims and demands and injurious conduct by Woodmont and its representative, Tice Brown. On March 9, 2020, the Company filed further an amended verified complaint against Woodmont in the Delaware Action, expanding its claims against Woodmont. On April 6, 2020, Woodmont filed an answer to the complaint in the Delaware Action, along with verified counter-claims against the Company for Woodmont’s previously-asserted claims for indemnification under the parties’ purchase agreement. The Company is seeking, among other relief available against Woodmont, injunctive, declaratory and equitable relief, and relief for, among other things, Woodmont’s breaches of contract and unjust enrichment, along with attorneys’ fees and expenses. This action remains pending in the Delaware Court of Chancery.

Management intends to vigorously prosecute the Company’s claims, and defend the Company’s rights, against Woodmont and its representative, Tice Brown, in all of these Mt Melrose-related proceedings.

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2020, the Company issued a total of 35,594 unregistered shares of its Common Stock to members of the Board of Directors and select senior management in lieu of cash payment of certain accrued director’s fees and annual management bonuses, pursuant to and in line with our previously-reported Enterprise Diversified, Inc. 2020 Equity Incentive Plan. The number of shares issued was determined by the Governance, Compensation and Nomination Committee of the Board of Directors using the volume weighted average price of a share of Common Stock for the ninety (90) days immediately preceding January 31, 2020, which equaled $3.6537. To the extent this issuance constituted an offer or sale of securities under the Securities Act, it was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

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
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019; (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: May 8, 2020	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: May 8, 2020	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)