Form 10-Q
period 2020-06-30
ENTERPRISE DIVERSIFIED, INC.
filed 2020-08-07
CIK 1096934

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of August 5, 2020 is 2,602,240.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$425,985	$666,810
Accounts receivable, net	28,394	52,889
Other current assets	25,100	29,555
Other current assets - held for resale	291	428
Total current assets	479,770	749,682
Long-term Assets
Real estate - held for investment, net	383,128	380,515
Real estate - held for resale, net	—	98,910
Property and equipment, net	15,730	17,753
Goodwill, net	212,445	212,445
Note receivable	202,957	195,121
Long-term investments	9,586,178	10,126,204
Lease right-of-use assets	15,279	45,056
Other assets	73,605	73,958
Total long-term assets	10,489,322	11,149,962
Total assets	$10,969,092	$11,899,644
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$77,670	$157,934
Accrued compensation	96,726	175,259
Accrued expenses	23,113	23,115
Deferred revenue	210,671	204,960
Lease liability, current	15,738	46,435
Notes payable, current	16,801	11,453
Other current liabilities - held for resale	147,113	146,958
Total current liabilities	587,832	766,114
Long-term Liabilities
Notes payable, net of current portion	486,956	499,572
Total long-term liabilities	486,956	499,572
Total liabilities	1,074,788	1,265,686
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,602,240 and 2,566,646 shares issued and outstanding	325,280	320,831
Additional paid-in capital	27,439,334	27,313,734
Accumulated other comprehensive income	—	—
Accumulated deficit	(17,870,310)	(17,000,607)
Total stockholders’ equity	9,894,304	10,633,958
Total liabilities and stockholders’ equity	$10,969,092	$11,899,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30		June 30
	2020	2019	2020	2019
Revenues - asset management	$1,268,819	$589,180	$(476,335)	$1,286,160
Revenues - real estate	16,494	218,599	203,643	401,105
Revenues - internet operations	245,215	265,917	498,774	540,819
Revenues - other	—	—	—	212,631
Total revenues	1,530,528	1,073,696	226,082	2,440,715

Cost of revenues - real estate	7,114	164,130	139,323	327,373
Cost of revenues - internet operations	79,229	83,243	166,417	170,856
Cost of revenues - other	—	—	—	—
Total cost of revenues	86,343	247,373	305,740	498,229

Gross profit (loss) - asset management	1,268,819	589,180	(476,335)	1,286,160
Gross profit - real estate	9,380	54,469	64,320	73,732
Gross profit - internet operations	165,986	182,674	332,357	369,963
Gross profit - other	—	—	—	212,631
Total gross profit (loss)	1,444,185	826,323	(79,658)	1,942,486

Selling, general, and administrative expenses:
Insurance	4,690	60,612	28,823	118,295
Professional fees	134,115	207,866	344,249	307,157
Salaries and wages	166,247	191,144	327,596	429,412
Travel and meals	—	15,528	3,135	22,484
Other operating expenses	40,590	205,231	104,997	288,988
Total selling, general and administrative expenses	345,642	680,381	808,800	1,166,336
Income (loss) from operations	1,098,543	145,942	(888,458)	776,150

Loss on sale of subsidiary	—	(4,157,809)	—	(4,157,809)
Impairment expense	—	(239,365)	—	(239,365)
Interest expense	(6,934)	(120,306)	(14,016)	(279,729)
Other income (loss), net	6,707	10,324	18,866	52,949
Total other income (loss)	(227)	(4,507,156)	4,850	(4,623,954)

Income (loss) from continuing operations before income taxes	1,098,316	(4,361,214)	(883,608)	(3,847,804)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	1,098,316	(4,361,214)	(883,608)	(3,847,804)

Income (loss) from discontinued operations, net of taxes	3,149	(1,270,371)	13,905	(1,410,005)
Net income (loss)	$1,101,465	$(5,631,585)	$(869,703)	$(5,257,809)

Net income (loss) per share, basic and diluted	0.42	(2.21)	(0.34)	(2.07)
Net income (loss) per share from continuing operations, basic and diluted	0.42	(1.71)	(0.34)	(1.51)
Net income (loss) per share from discontinued operations, basic and diluted	0.00	(0.50)	0.01	(0.55)
Weighted average number of shares, basic	2,602,240	2,544,776	2,593,661	2,544,776
Weighted average number of shares, diluted	2,602,908	2,544,776	2,594,218	2,544,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the six months ended
	June 30		June 30
	2020	2019	2020	2019
Net income (loss)	$1,101,465	$(5,631,585)	$(869,703)	$(5,257,809)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	$1,101,465	$(5,631,585)	$(869,703)	$(5,257,809)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other		Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Equity
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$—	$—	$(17,000,607)	$10,633,958
Net income (loss)	—	—	—	—	—	(1,971,168)	(1,971,168)
Stock issuance	35,594	4,449	125,600	—	—	—	130,049
Balance March 31, 2020	2,602,240	325,280	27,439,334	—	—	(18,971,775)	8,792,839
Net income (loss)	—	—	—	—	—	1,101,465	1,101,465
Balance June 30, 2020	2,602,240	$325,280	$27,439,334	$—	$—	$(17,870,310)	$9,894,304

			Additional		Accumulated Other		Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Equity
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$15,915,651
Net income (loss)	—	—	—	—	—	373,769	373,769
Balance March 31, 2019	2,544,776	328,160	27,718,308	(511,901)	3,054	(11,248,201)	16,289,420
Net income (loss)	—	—	—	—	—	(5,631,585)	(5,631,585)
Balance June 30, 2019	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(16,879,786)	$10,657,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2020 and 2019

	2020	2019
Cash flows from (used in) operating activities:
Net income (loss) from continuing operations	$(883,608)	$(3,847,804)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on sale of subsidiary	—	4,157,809
Deconsolidation of assets and liabilities from sale of subsidiary	—	(149,425)
Write-down of long-term assets	—	167,818
Depreciation and amortization	10,807	148,815
Loss (gain) on long-term investments	552,309	(1,415,906)
Bad debt expense	264	93,749
Gain on sale of real estate	(73,165)	(16,932)
Loss on disposal of property and equipment	—	11,931
(Increase) decrease in:
Accounts receivable, net	24,231	(5,175)
Notes receivable	(7,836)	(7,793)
Other current assets	4,455	(6,525)
Increase (decrease) in:
Accounts payable	(80,264)	5,399
Accrued expenses	50,594	(90,372)
Deferred revenue	5,711	8,564
Accrued interest	—	103,909
Net cash flows (used in) from continuing operations	(396,502)	(841,938)
Net cash flows (used in) from discontinued operations	14,197	(88,430)
Net cash flows (used in) operating activities	(382,305)	(930,368)
Cash flows from (used in) investing activities:
Proceeds from investments	—	693,805
Purchases of investments	(12,283)	(44,089)
Proceeds from sale of real estate	172,000	772,850
Improvements to real estate	(10,969)	(105,204)
Proceeds from sale of subsidiary	—	100,000
Proceeds from sale of inventory	—	4,160
Net cash flows from (used in) continuing operations	148,748	1,421,522
Net cash flows from (used in) discontinued operations	—	—
Net cash flows from investing activities	148,748	1,421,522
Cash flows from (used in) financing activities:
Principal payments on note payable	(132,370)	(651,379)
Proceeds from notes payable	125,102	300,000
Net cash flows (used in) from continuing operations	(7,268)	(351,379)
Net cash flows (used in) from discontinued operations	—	(32,645)
Net cash flows (used in) financing activities	(7,268)	(384,024)
Net (decrease) increase in cash	(240,825)	107,130
Cash and cash equivalents at beginning of the period	666,810	435,726
Cash and cash equivalents at end of the period	$425,985	$542,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six Months Ended June 30, 2020 and 2019

	2020	2019
Non-cash and other supplemental information:
Transfer of real estate held for investment to held for resale	$43,917	$822,829
Transfer of real estate held for resale to held for investment	$43,992	$145,000
Issuance of common stock per equity compensation plan	$130,049	$—
Effects of adoption of new lease guidance on continuing operations	$—	$73,826
Effects of adoption of new lease guidance on discontinued operations	$—	$66,277
Continuing operations cash paid for interest	$14,016	$279,729
Discontinued operations cash paid for interest	$—	$4,549

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

During the three- and six-month period ended June 30, 2020, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarter ended June 30, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC.

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of June 30, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

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

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This joint venture, of which Willow Oak Capital Management is a 10% owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. As a member of the general partner, Willow Oak Capital Management provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. In addition to hosting a popular investing podcast, the individual principals of Focused Compounding share investment news and advice through a subscription-based service.

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

In July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of June 30, 2020, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes six residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company.

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

During the quarter ended March 31, 2019, all contributed capital was returned in full and a gain of $212,631 was recognized as revenue through the other operations segment on our unaudited condensed consolidated statements of operations for the six-month period ended June 30, 2019.

Triad DIP Investors

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares. The borrower has requested an extension from the original note repayment date of April 29, 2020, and as of the quarterly period ended June 30, 2020, the Company is evaluating a renegotiation of terms.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2019 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019.

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

As of June 30, 2020 and December 31, 2019, the Company also holds its remaining equity investment in Mt Melrose, LLC through its real estate operations segment. The Company has determined that its remaining equity investment does not have a readily determinable fair value, and the Company will account for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. When fair value becomes determinable, the investment will be marked to fair value on a periodic basis.

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

As of June 30, 2020 and December 31, 2019, allowances offsetting gross accounts receivable on the accompanying consolidated balance sheets totaled $475 and $307, respectively. For the quarterly periods ended June 30, 2020 and 2019, bad debt expense from continuing operations was negative $141 and $82,818, respectively. For the six-month periods ended June 30, 2020 and 2019, bad debt expense from continuing operations was $264 and $93,749, respectively.

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

No impairment adjustments were recorded during the three- and six-month periods ended June 30, 2020.

During the three- and six-month periods ended June 30, 2019, an impairment of the remaining home services goodwill of $1,024,591 was recognized and reported as a component of the loss on the divestiture of Specialty Contracting Group, LLC's assets.

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

No impairment adjustments were recorded during the three- and six-month periods ended June 30, 2020.

During the three- and six-month periods ended June 30, 2019, impairment adjustments of $166,799 were recorded on a commercial warehouse and various vacant lots held for resale.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

During the three- and six-month periods ended June 30, 2020, $43,992 of real estate held for resale was transferred to real estate held for investment and $43,917 of real estate held for investment was transferred to real estate held for resale. Additionally, $10,969 of improvements were made to existing real estate held for investment during the three- and six- month periods ended June 30, 2020. During the three- and six-month periods ended June 30, 2019, $7,435 of improvements were made to real estate held for resale.

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

Revenue Recognition

Asset Management Operations and Other Investment Revenue

The Company earns revenue from investments and through various fee share and consulting agreements, including realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded monthly and are included in revenue on the accompanying unaudited condensed consolidated statements of operations. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying unaudited condensed consolidated statements of operations. Consulting fees are billed, paid, and recorded on a monthly basis. Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

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

A summary of revenue earned through asset management operations for the three- and six-month periods ended June 30, 2020 and 2019 is included below:

	For the three months ended		For the six months ended
Asset Management Operations Revenue	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Realized and unrealized gains (losses) on investment activity	$1,228,776	$547,559	$(555,630)	$1,203,275
Management and performance fee revenue	16,043	15,964	31,295	30,973
Fund management services revenue	24,000	25,657	48,000	51,912
Total revenue	$1,268,819	$589,180	$(476,335)	$1,286,160

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or home services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue from continuing operations increased from $204,960 at December 31, 2019 to $210,671 at June 30, 2020. During the quarterly periods ended June 30, 2020 and 2019, $43,718 and $46,159, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities (deferred revenue). For the six-month periods ended June 30, 2020 and 2019, $172,553 and $171,675, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities.

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

None of the potentially dilutive securities had a dilutive impact during the three- and six-month periods ended June 30, 2020. No potentially dilutive securities existed for the three- and six-month periods ended June 30, 2019.

The number of anti-dilutive shares for the three- and six-month periods ended June 30, 2020, consisting of common shares underlying common stock equity incentives, which have been excluded from the computation of diluted income per share, was 668.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement” (Topic 820). The guidance intends to improve the effectiveness of the disclosures relating to recurring and nonrecurring fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019. Portions of the guidance are to be adopted prospectively while other portions are to be adopted retroactively. Early adoption is permitted. The Company adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate should now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company currently expects that the adoption of this guidance may change the way we assess the collectability of our receivables and recoverability of other financial instruments. The Company will adopt this guidance as of January 1, 2023. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

The decision was made to exit the business during the quarter ended June 30, 2019. The operations of Specialty Contracting Group, LLC were considered a component of, and the divestiture reflected a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations have been classified as discontinued operations in the Company’s financial statements. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “recovery from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. Accordingly, during the quarter ended June 30, 2020, an offsetting $5,237 recovery on discontinued operations was recognized within the reported $3,149 of net income from discontinued operations.

A breakdown of discontinued assets and liabilities as reported on the face of the accompanying condensed consolidated balance sheets for the periods ended June 30, 2020 and December 31, 2019, is as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$291	$428
Total current assets - held for resale	291	428

Accounts payable	97,003	96,848
Lease liabilities	50,110	50,110
Total current liabilities - held for resale	$147,113	$146,958

A reconciliation of discontinued operations as reported on the accompanying unaudited condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2020 and 2019, is as follows:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$—	$318,886	$—	$675,963
Cost of revenues	—	211,384	—	432,872
Gross profit	—	107,502	—	243,091
Selling, general, and administrative expenses	2,088	215,381	2,351	489,814
Income (loss) on sale of subsidiary, net of recoveries	5,237	(1,158,733)	16,256	(1,158,733)
Other income (expense), net	—	(3,759)	—	(4,549)
Net income (loss) reported as discontinued operations	$3,149	$(1,270,371)	$13,905	$(1,410,005)

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

Prior to this transaction, the Company had grown uncomfortable with the extreme amounts of high-priced debt that the Mt Melrose subsidiary had taken on. There were significant principal payments due over the next 12 months at the subsidiary level that the portfolio’s cash flows could not offset and the Company was unwilling to subsidize. As reported in previous quarterly and annual reports, in November 2018 management implemented a right-sizing strategy for the Mt Melrose portfolio. This strategy included the hiring of a dedicated third-party property manager, a restructuring of overhead expenses, the divestiture of non-cash-flowing properties, and a focus on refinancing high-interest debt. The property manager was responsible for all day-to-day operations including, but not limited to: tenant relations and communications, property repairs and renovations, vacancy marketing, and turnover procedures. This allowed management to remain passive operationally and focus on property sales and refinancing opportunities. Subsequent to the sale on June 27, 2019, the property manager continued to fulfill the day-to-day operational responsibilities, and, to management’s knowledge, Woodmont continues to act on management’s previous right-sizing efforts by liquidating non-cash-flowing properties and pursuing refinancing options.

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

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC, the implied value of the retained 35% interest at the time of the transaction is $53,846. This amount is included under the long-term investment amount on the accompanying consolidated balance sheet as of June 30, 2020 and December 31, 2019.

NOTE 5. INVESTMENTS

Certain assets held through the Company, Willow Oak Asset Management, LLC, or EDI Real Estate, LLC do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investment in Alluvial Fund, LP is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy (see Note 6). The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. The Company’s investment in the Alluvial Fund is remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Due to the nature of the Mt Melrose, LLC investment (subsequent to the loss of control (see Note 4)), the investment is measured at cost basis as fair value is not determinable until additional inputs and measurements become available.

	Cost Basis	Unrealized Gain	Carrying Value
June 30, 2020
Alluvial Fund, LP (at fair value)	$7,055,015	$2,477,317	$9,532,332
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,108,861	$2,477,317	$9,586,178

	Cost Basis	Unrealized Gain	Carrying Value
December 31, 2019
Alluvial Fund, LP (at fair value)	$7,042,732	$3,029,626	$10,072,358
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,096,578	$3,029,626	$10,126,204

Alluvial Fund is a private investment fund that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the three- and six-month periods ended June 30, 2020 and 2019, the Company did not withdraw management or performance fees earned through the Alluvial Fund. For the quarterly periods ended June 30, 2020 and 2019, the total amounts of these reinvested fees were $3,958 and $4,636, respectively. For the six-month periods ended June 30, 2020 and 2019, the total amounts of these reinvested fees were $12,283 and $9,264, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its investments at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
June 30, 2020
Alluvial Fund, LP	$—	$—	$—	$9,532,332	$9,532,332
Total investments	$—	$—	$—	$9,532,332	$9,532,332

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2019
Alluvial Fund, LP	$—	$—	$—	$10,072,358	$10,072,358
Total investments	$—	$—	$—	$10,072,358	$10,072,358

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three- and six-month periods ended June 30, 2020.

During the three- and six-month periods ended June 30, 2019, an impairment of the remaining home services goodwill of $1,024,591 was recognized and reported as a component of the loss on the divestiture of Specialty Contracting Group, LLC's assets.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairment adjustments were recorded during the three- and six-month periods ended June 30, 2020.

During the three- and six-month periods ended June 30, 2019, impairment adjustments of $166,799 were recorded on a commercial warehouse and various vacant lots held for resale.

As discussed in Note 4, the Company’s ongoing equity investment in Mt Melrose, LLC is carried at its implied cost under the alternative approach and will be assessed for impairment at each balance sheet date.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2020, and December 31, 2019, consisted of the following:

	2020	2019
Building	$—	$—
Computers and equipment	17,330	17,330
Furniture and fixtures	10,850	10,850
Land	—	—
	28,180	28,180
Less accumulated depreciation	(12,450)	(10,427)
Property and equipment, net	$15,730	$17,753

Depreciation expense from continuing operations was $1,011 for the quarterly period ended June 30, 2020, and $23,127 for the quarterly period ended June 30, 2019. Included in these amounts are $0 and $421 for the quarterly periods ended June 30, 2020 and 2019, respectively, of depreciation expense related to personal property used in real estate segment rental operations. Depreciation expense from continuing operations was $2,023 for the six-month period ended June 30, 2020, and $16,736 for the six-month period ended June 30, 2019. Included in these amounts are $0 and $6,809 for the six-month periods ended June 30, 2020 and 2019, respectively, of depreciation expense related to personal property used in real estate segment rental operations. The depreciation expense related to personal property is included in the real estate segment cost-of-goods-sold amount on the accompanying unaudited condensed consolidated statements of operations.

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

As of June 30, 2020 and December 31, 2019, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	June 30, 2020	December 31, 2019
Units occupied or available for rent	6	6
Vacant units being prepared for rent	—	—
Vacant lots	3	—
Total units held for investment	9	6

Units held for resale	—	2
Vacant lots held for resale	—	3
Total units held for resale	—	5

Units held for investment consist of single-family residential rental units.

The leases in effect as of June 30, 2020, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	June 30, 2020	December 31, 2019
Total real estate held for investment	$495,634	$484,590
Accumulated depreciation	(112,506)	(104,075)
Real estate held for investment, net	383,128	380,515

Real estate held for resale	$—	$98,910

For the three- and six-month periods ended June 30, 2020, depreciation expense on the EDI Real Estate portfolio of properties was $4,340 and $8,431, respectively. This compares to depreciation expense for the three- and six-month periods ended June 30, 2019, when depreciation expense on the EDI Real Estate portfolio of properties was $6,116 and $11,420, respectively.

During the three- and six-month periods ended June 30, 2020, two properties held for resale were sold for gross proceeds of $172,000. Net proceeds totaled $34,749. No properties were purchased or sold during the three- and six-month periods ended June 30, 2019. EDI Real Estate did not purchase any properties during the three- and six-months periods ended June 30, 2020 and 2019.

During the three- and six-month periods ended June 30, 2020, $43,992 of real estate held for resale was transferred to real estate held for investment and $43,917 of real estate held for investment was transferred to real estate held for resale. Additionally, $10,969 of improvements were made to existing real estate held for investment during the three- and six- month periods ended June 30, 2020. During the three- and six-month periods ended June 30, 2019, $7,435 of improvements were made to real estate held for resale.

There were no impairment adjustments recorded during the three- and six-month periods ended June 30, 2020. During the three- and six-month periods ended June 30, 2019, impairment adjustments of $39,972 were recorded on various vacant lots held for resale within the EDI Real Estate portfolio.

Mt Melrose, LLC

As described in Note 4, management previously has determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on our unaudited condensed consolidated statements of operations for given prior reporting periods under the real estate segment. No Mt Melrose activity is included for the three- and six-month periods ended June 30, 2020. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our condensed consolidated balance sheets. Accordingly, there are no consolidated Mt Melrose assets as of the periods ended June 30, 2020 and December 31, 2019 included on the accompanying condensed consolidated balance sheets.

For the three- and six-month periods ended June 30, 2019, depreciation expense on the Mt Melrose portfolio of properties was $62,393 and $114,020, respectively.

During the quarterly period ended June 30, 2019, Mt Melrose sold 14 residential properties and one vacant lot for gross proceeds of $654,000 and net proceeds of $78,596. This compares to their carrying value of $669,980, which resulted in a net loss $15,980. During the six-month period ended June 30, 2019, Mt Melrose sold 21 residential properties and five vacant lots for gross proceeds of $775,850 and net proceeds of $151,671. This compares to their carrying value of $755,918, which resulted in a net gain of $19,932. Mt Melrose did not purchase any properties during the three- and six-month periods ended June 30, 2019.

During the three- and six-month periods ended June 30, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale within the Mt Melrose portfolio.

Future Minimum Rental Revenues

The future anticipated minimum rental revenues based on leases in place as of June 30, 2020, for EDI Real Estate, LLC are as follows:

2020	$19,120
2021	5,180
Total	$24,300

NOTE 9. NOTES PAYABLE

Notes payable at June 30, 2020, and December 31, 2019, consist of the following:

	Interest Rates	Average Term	2020	2019
Interest-bearing amount due on PPP loan through Enterprise Diversified, Inc.	1.00%	2 years	$125,102	$—
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	282,655	373,425
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	96,000	137,600
Less current portion			(16,801)	(11,453)
Long-term portion			$486,956	$499,572

The timing of future payments of notes payable are as follows as of June 30, 2020:

2020	$6,941
2021	17,285
2022	239,395
2023	19,359
2024 and thereafter	220,777
Total	$503,757

During the quarterly period ended June 30, 2020, the Company received loan proceeds in the amount of $125,102 under the Paycheck Protection Program, as amended (the “PPP”), administered by the U.S. Small Business Administration. The PPP, established as part of the U.S. Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), generally provides for economic assistance in the way of loans to qualifying business for amounts up to two-and-a-half times the average monthly payroll expenses of the qualifying business. Under the PPP, amounts of loan principal and accrued interest are eligible for forgiveness after a period, as selected by the borrower, of either eight or twenty-four weeks, provided the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the selected time period.

PPP loan amounts that are not forgiven will be payable over two years at an interest rate of 1%, with a deferral of payment for the first six months. The Company intends to use the proceeds of its PPP loan for purposes consistent with the eligible purposes enumerated under the PPP. However, while the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot make assurances that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

During the quarterly period ended September 30, 2018, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years. During the quarterly period ended March 31, 2020, one property from the original loan package was sold and the corresponding principal balance of $83,296 was paid down.

During the quarterly period ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. During the quarterly period ended March 31, 2020, one note totaling $41,600 was paid in full as the secured property was sold.

NOTE 10. SEGMENT INFORMATION

During the three- and six-month period ended June 30, 2020, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarter ended June 30, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

As mentioned in Note 3, on May 24, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC, to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). The current and comparative results of the home services segment have been reported as discontinued on the accompanying unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2020.

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

The internet operations segment includes revenue generated by operations in both the United States and Canada. During the quarterly period ended June 30, 2020, the internet operations segment generated revenue of $231,999 in the United States and revenue of $13,216 in Canada. This compares to the quarterly period ended June 30, 2019, when the internet operations segment generated revenue of $252,260 in the United States and revenue of $13,657 in Canada. During the six-month period ended June 30, 2020, the internet operations segment generated revenue of $472,621 in the United States and revenue of $26,153 in Canada. This compares to the six-month period ended June 30, 2019, when the internet operations segment generated revenue of $512,518 in the United States and revenue of $28,301 in Canada. All assets reported under the internet operations segment for the periods ended June 30, 2020 and December 31, 2019, are located within the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three- and six-month periods ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,268,819	$16,494	$245,215	$—	$—	$1,530,528
Cost of revenue	—	7,114	79,229	—	—	86,343
Operating expenses	93,742	1,075	46,434	204,391	—	345,642
Other income (expense)	—	(6,730)	2,753	3,750	—	(227)
Income (loss) from continuing operations	1,175,077	1,575	122,305	(200,641)	—	1,098,316
Income (loss) from discontinued operations	—	—	—	—	3,149	3,149
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,608,598	$465,663	$441,802	$452,738	$291	$10,969,092

Six Months Ended June 30, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$(476,335)	$203,643	$498,774	$—	$—	$226,082
Cost of revenue	—	139,323	166,417	—	—	305,740
Operating expenses	202,983	17,711	94,282	493,824	—	808,800
Other income (expense)	2,283	(7,998)	3,123	7,442	—	4,850
Income (loss) from continuing operations	(677,035)	38,611	241,198	(486,382)	—	(883,608)
Income (loss) from discontinued operations	—	—	—	—	13,905	13,905
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,608,598	$465,663	$441,802	$452,738	$291	$10,969,092

Three Months Ended June 30, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$589,180	$218,599	$265,917	$—	$—	$1,073,696
Cost of revenue	—	164,130	83,243	—	—	247,373
Operating expenses	104,526	211,536	59,035	305,284	—	680,381
Other income (expense)	7,052	(4,510,278)	3,541	(7,471)	—	(4,507,156)
Income (loss) from continuing operations	491,706	(4,667,345)	127,180	(312,755)	—	(4,361,214)
Income (loss) from discontinued operations	—	—	—	—	(1,270,371)	(1,270,371)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,839,643	$675,268	$449,095	$1,329,722	$195,548	$12,489,276

Six Months Ended June 30, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,286,160	$401,105	$540,819	$212,631	$—	$2,440,715
Cost of revenue	—	327,373	170,856	—	—	498,229
Operating expenses	227,990	315,844	122,298	500,204	—	1,166,336
Other income (expense)	14,091	(4,638,404)	3,933	(3,574)	—	(4,623,954)
Income (loss) from continuing operations	1,072,261	(4,880,516)	251,598	(291,147)	—	(3,847,804)
Income (loss) from discontinued operations	—	—	—	—	(1,410,005)	(1,410,005)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,839,643	$675,268	$449,095	$1,329,722	$195,548	$12,489,276

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2020, the Company has one lease classified as an operating lease and no finance leases.

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

Lease costs for the quarterly period ended June 30, 2020 consisted of the following:

Finance lease costs:
Amortization of ROU assets	$—
Interest on lease liabilities	—
Operating lease cost	15,455
Sublease income	—
Total lease costs from continuing operations	15,455
Total lease costs from discontinued operations	—
Total lease costs	$15,455

With respect to the former leased facilities for Specialty Contracting Group, LLC, possession of the premises was surrendered to the landlord, in connection with the dissolution and winding up of Specialty Contracting Group, in default of that lease. The outstanding lease liability amount remains on the Company's balance sheet under other liabilities - held for resale as of the quarterly period ended June 30, 2020.

A maturity analysis of our operating lease, including the lease related to discontinued operations, is as follows:

2020	$54,550
2021	15,710
2022	—
Total	70,260

Discount factor	(4,412)
Lease liability	65,848
Less lease liability from discontinuing operations	(50,110)
Amounts due within 12 months	(15,738)
Long-term lease liability	$—

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

In connection with the primary disputes between the Company and Woodmont and following the Company’s Delaware Action (as defined below), on December 5, 2019, Woodmont also filed a verified complaint in the Fayette County, Kentucky Circuit Court against the Company and a third party who was then-under contract with the Company for such party’s purchase of the Company’s warehouse and associated real property located in Lexington, Kentucky – see Woodmont Lexington, LLC, et al. v. Enterprise Diversified, et al., Fayette Circuit Court, Civil Action No. 19-CI-04304 (the “Kentucky Action”). The Court in the Kentucky Action enjoined the Company and the warehouse purchaser from removing or cleaning out the various items of building materials and salvage owned by Mt Melrose that had been placed in the warehouse premises, and required the Company and the warehouse purchaser to provide rent-free access so that Woodmont and Mt Melrose could realize “full value” on their liquidation of the stored personal property until February 1, 2020. The Company believed that Woodmont’s attempt to hold up the sale of an $850,000 warehouse and property because it wanted to store spare toilets, doors, floor tiles and other residential building materials there, rent free, for more than six months, was disingenuous and intentionally injurious to the Company. On December 27, 2019, the Company filed verified counter-claims in the Kentucky Action against Woodmont, alleging, among other things, Woodmont’s tortious interference with the Company’s business and Woodmont’s unjust enrichment. The Company was seeking, among other relief available against Woodmont, declaratory relief; trial by jury on all issues; money damages, including all special and consequential damages, in amounts to be determined at trial; and the Company’s costs and expenses, including attorneys’ fees; together with pre- and post-judgement interest. The parties to the Kentucky Action had engaged in settlement negotiations, although they had not been successful. On August 3, 2020, the Company voluntarily dismissed its Verified Counterclaims against Woodmont Lexington, LLC without prejudice, but may re-file them (whether in Kentucky or Delaware) at a later time. This dismissal likely terminates the Fayette Circuit Action.

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

The Company believes that Woodmont, directly and by its representative, Tice Brown, has engaged, and continues to engage, in intentionally injurious and harassing conduct concerning Mt Melrose that runs counter to the long-term best interests of the Company and its shareholders. Accordingly, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2019, the Company filed a verified complaint in the Court of Chancery of the State of Delaware on November 20, 2019, commencing a civil action against Woodmont – see Civil Action No. 2019-0928-JTL (the “Delaware Action”). The Delaware Action was filed by the Company in response to the repeated claims and demands and injurious conduct by Woodmont and its representative, Tice Brown. On March 9, 2020, the Company filed further an amended verified complaint against Woodmont in the Delaware Action, expanding its claims against Woodmont. On April 6, 2020, Woodmont filed an answer to the complaint in the Delaware Action, along with verified counter-claims against the Company for Woodmont’s previously-asserted claims for indemnification under the parties’ purchase agreement. The Company is seeking, among other relief available against Woodmont, injunctive, declaratory and equitable relief, and relief for, among other things, Woodmont’s breaches of contract and unjust enrichment, along with attorneys’ fees and expenses. On July 24, 2020, the Company filed its reply to the counterclaims asserted by Woodmont in which it denied Woodmont’s allegations. This action remains pending in the Delaware Court of Chancery.

Management intends to vigorously prosecute the Company’s claims, and defend the Company’s rights, against Woodmont and its representative, Tice Brown, in all of these Mt Melrose-related proceedings.

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of June 30, 2020, the Company’s Articles of Incorporation, as amended, authorize 32,800,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 2,800,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as fixed by the Company’s Board of Directors in its sole discretion. As of June 30, 2020, the Company has not issued any preferred stock.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020, as of July 24, 2020, the Company has designated a series of its preferred stock as the Series A Preferred Stock, consisting of 250,000 shares so designated.

Common Stock

As of June 30, 2020, 2,602,240 shares of common stock were issued and outstanding.

Cancellation of Treasury Shares

On December 30, 2019, the Company completed the cancellation of 80,506 treasury shares then-remaining, upon resolution from the Board of Directors.

NOTE 13. SUBSEQUENT EVENTS

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020, the Company has adopted a certain stockholder rights agreement styled as the Tax Benefit Preservation Plan, dated as of July 24, 2020, by and between the Company and Colonial Stock Transfer Company, Inc., as rights agent. The Tax Benefit Preservation Plan was adopted as a means designed to safeguard against inadvertent diminution or limitation of the Company’s valuable tax assets. Pursuant to the Tax Benefit Preservation Plan, the Company has designated a series of its preferred stock as the Series A Preferred Stock, consisting of 250,000 shares so designated.

Management has evaluated all other subsequent events from June 30, 2020, through the date the unaudited condensed consolidated financial statements were issued. Management concluded that no other subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the quarterly period ended June 30, 2020. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

During the quarterly period ended June 30, 2020, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated under four reportable segments:

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

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. This segment now includes discontinued revenue and expenses derived from our former operation of HVAC and plumbing companies in Arizona. As of the quarterly period ended June 30, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

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

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of June 30, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak and managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned.

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, operations, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. As consideration for the services, Arquitos pays Willow Oak a monthly fixed fee and an annual performance-based fee.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This joint venture, of which Willow Oak Capital Management is a 10% owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. As a member of the general partner, Willow Oak Capital Management provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding.

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

In July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of June 30, 2020, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes six residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes occupied single-family homes that are managed by a third-party property management company. The leases in effect as of June 30, 2020, are based on annual time periods and include month-to-month provisions after the completion of the initial term.

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

As of June 30, 2020, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the current quarter.

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

Huckleberry Real Estate Fund

In January 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. In May 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company. During the quarter ended March 31, 2019, all contributed capital was returned in full and a gain of $212,631 was recognized as revenue through the other operations segment on our unaudited condensed consolidated statements of operations for the six-month period ended June 30, 2019.

Triad DIP Investors

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares. The borrower has requested an extension from the original note repayment date of April 29, 2020, and as of the quarterly period ended June 30, 2020, the Company is evaluating a renegotiation of terms.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summary of Financial Performance

Common stockholders’ equity decreased from $10,633,958 at December 31, 2019, to $9,894,304 at June 30, 2020. This change was attributable to $677,035 of net loss in the asset management operations segment and $486,382 of net loss in other segments, and was partially offset by $241,198 of net income in the internet operations segment, net income of $38,611 in the real estate operations segment, and $13,905 of net income resulting from discontinued operations under the home services operations segment. Corporate expenses for the six-month period ended June 30, 2020, included in the net loss from other operations, totaled $493,824. Total comprehensive net loss (all attributable to Enterprise Diversified, Inc. stockholders) for the six-month period ended June 30, 2020 equaled $869,703.

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

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
ASSETS
Cash and equivalents	$425,985	$553,468	$666,810	$161,275	$542,856
Accounts receivables, net	28,394	35,298	52,889	35,646	20,212
Investments, at fair value	9,586,178	8,354,270	10,126,204	9,522,236	9,735,274
Real estate, total	383,128	376,499	479,425	1,412,208	1,421,364
Goodwill and other assets	545,407	548,725	574,316	713,578	769,570
Total assets	$10,969,092	$9,868,260	$11,899,644	$11,844,943	$12,489,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$77,670	$188,732	$157,934	$66,584	$161,357
Accrued expenses	119,839	124,255	198,374	51,703	80,761
Deferred revenue	210,671	201,430	204,960	217,811	217,020
Notes payable and other liabilities	666,608	561,004	704,418	1,137,250	1,372,303
Total liabilities	1,074,788	1,075,421	1,265,686	1,473,348	1,831,441
Total stockholders’ equity	9,894,304	8,792,839	10,633,958	10,371,595	10,657,835
Total liabilities and stockholders’ equity	$10,969,092	$9,868,260	$11,899,644	$11,844,943	$12,489,276

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

As of June 30, 2020, Willow Oak holds a direct investment in the Alluvial Fund, LP. The realized and unrealized investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services.

During the quarterly period ended June 30, 2020, the asset management operations segment produced $1,268,819 of revenue. Cost of revenue was $0 and operating expenses totaled $93,742. Total net gain for the quarterly period ended June 30, 2020, totaled $1,175,077. This compares to the quarterly period ended June 30, 2019, when the asset management operations segment produced $589,180 of revenue, cost of revenue was $0, and operating expenses totaled $104,526. Additionally, other income for the quarterly period ended June 30, 2019, was $7,052, and total net income was $491,706. The increase in revenue for the quarterly period ended June 30, 2020 is due to market volatility and the application of specific GAAP revenue recognition rules as noted above. The decrease in operating expenses is primarily due to lower payroll expenses. Other income for the segment during the quarterly period ended June 30, 2019, was primarily due to sub-lease rental income earned through the Company’s New York office space.

As of June 30, 2020, the fair value of long-term investments held through the asset management operations segment totaled $9,532,332. This compares to the fair value of long-term investments held at June 30, 2019, which totaled $9,681,428. This decrease in investments is attributable to negative Alluvial Fund performance and the Company’s withdrawal from its investment in Willow Oak Select Fund. Management notes that, while short-term market volatility can have a significant effect on reported revenue for a given period, the Company’s overall investment strategy is ultra-long-term focused.

The table below provides a summary of revenue statement amounts over time. These figures are specific to the asset management operations segment and are presented for the three- and six-month periods designated below.

	For the three months ended		For the six months ended
Asset Management Operations Revenue	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Realized and unrealized gains (losses) on investment activity	$1,228,776	$547,559	$(555,630)	$1,203,275
Management and performance fee revenue	16,043	15,964	31,295	30,973
Fund management services revenue	24,000	25,657	48,000	51,912
Total revenue	$1,268,819	$589,180	$(476,335)	$1,286,160

Real Estate Operations

For the quarterly period ended June 30, 2020, the real estate operations segment generated rental revenue of $16,494. The cost of rental revenue totaled $7,114. Operating expenses for the quarterly period ended June 30, 2020, were $1,075. Other expenses totaled $6,730 and net income for the quarterly period ended June 30, 2020, totaled $1,575. This compares to the quarterly period ended June 30, 2019, when the real estate operations segment generated rental revenue of $218,599 and cost of rental revenue totaled $164,130. Operating expenses for the quarterly period ended June 30, 2019 were $211,536, other expenses totaled $4,510,278, and total loss reported was $4,667,345. During the quarterly period ended June 30, 2019, a $4,157,809 loss on the sale of the Mt Melrose subsidiary was recognized. Also included in other expenses during the quarterly period ended June 30, 2019, was an impairment adjustment of $126,827 recorded on a commercial warehouse held for resale within the Mt Melrose portfolio. Other expenses incurred during the quarterly periods ended June 30, 2020 and 2019, were primarily interest-related expenses. The current period decreases in rental revenue, cost of rental revenue, operating expenses and interest expense are largely due to the deconsolidation of activity from the Mt Melrose rental portfolio, which is no longer consolidated as previously described in Note 4.

EDI Real Estate Operations

As of June 30, 2020 and December 31, 2019, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	June 30, 2020	December 31, 2019
Units occupied or available for rent	6	6
Vacant units being prepared for rent	—	—
Vacant lots	3	—
Total units held for investment	9	6

Units held for resale	—	2
Vacant lots held for resale	—	3
Total units held for resale	—	5

Units held for investment consist of single-family residential rental units.

The leases in effect, as of June 30, 2020, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	June 30, 2020	December 31, 2019
Total real estate held for investment	$495,634	$484,590
Accumulated depreciation	(112,506)	(104,075)
Real estate held for investment, net	383,128	380,515

Real estate held for resale	$—	$98,910

For the quarterly period ended June 30, 2020, depreciation expense on the EDI Real Estate portfolio of properties was $4,340. This compares to depreciation expense for the quarterly period ended June 30, 2019, when depreciation expense on the EDI Real Estate portfolio of properties was $6,116.

There were no properties sold or purchased during the quarterly periods ended June 30, 2020 and 2019 within the EDI Real Estate portfolio.

During the quarterly period ended June 30, 2020, one residential rental property and two vacant lots were transferred from “held for resale” to “held for investment”. The carrying value of these properties was $43,992. EDI Real Estate did not transfer any properties during the quarterly period ended June 30, 2019.

There were no impairment adjustments recorded during the quarterly period ended June 30, 2020. During the quarterly period ended June 30, 2019, impairment adjustments of $39,972 were recorded on various vacant lots held for resale within the EDI Real Estate portfolio.

Mt Melrose Operations

As described in Note 4, management previously has determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on our unaudited condensed consolidated statements of operations for given prior reporting periods under the real estate segment. No Mt Melrose activity is included for the quarterly period ended June 30, 2020. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our condensed consolidated balance sheets. Accordingly, there are no consolidated Mt Melrose assets as of the periods ended June 30, 2020 and December 31, 2019 included on the accompanying condensed consolidated balance sheets.

For the periods ended June 30, 2020 and December 31, 2019, the Company’s remaining investment in Mt Melrose is carried on our condensed consolidated balance sheets for $53,846. This carrying value is reflective of the mechanics of the June 27th transaction, rather than management’s perceived value of the Company’s remaining interest. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties have allowed the portfolio to continue its redirection, which management believes will provide long-term returns greater than its current carrying value.

For the quarterly period ended June 30, 2019, depreciation expense on the Mt Melrose portfolio of properties was $62,393.

During the quarterly period ended June 30, 2019, Mt Melrose sold 14 residential properties and one vacant lot for gross proceeds of $654,000 and net proceeds of $78,596. This compares to their carrying value of $669,980, which resulted in a net loss of $15,980. Mt Melrose did not purchase any properties during the quarterly period ended June 30, 2019.

During the quarterly period ended June 30, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale within the Mt Melrose portfolio.

Internet Operations

Revenue attributed to the internet operations segment during the quarterly period ended June 30, 2020, totaled $245,215 and cost of revenue totaled $79,229. Operating expenses for the segment totaled $46,434 for the quarterly period ended June 30, 2020, and other income totaled $2,753. Total net income for the internet operations segment was $122,305 for the quarterly period ended June 30, 2020. This compares to the quarterly period ended June 30, 2019, when revenue totaled $265,917, cost of revenues totaled $83,243, operating expenses were $59,035, other income was $3,541, and net income was $127,180. Other income for the segment is the result of credit card rewards and refundable sales tax credits.

As of June 30, 2020, we have a total of 7,231 customer accounts across the U.S. and Canada. This compares to the quarterly period ended June 30, 2019, when we had a total of 7,742 customer accounts. As of June 30, 2020, approximately 60% of our revenue is driven by internet access services, with the remaining 40% being earned though web hosting and other web-based storage services.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $231,999 and revenue generated by our Canadian customers totaled $13,216 during the quarterly period ended June 30, 2020. This compares to revenue generated by our U.S. customers of $252,260 and revenue generated by our Canadian customers of $13,657 during the quarterly period ended June 30, 2019.

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. Net income reported from discontinued operations related to the home services operations segment for the quarterly period ended June 30, 2020 was $3,149. Included in this amount is an $5,237 loss recovery on discontinued operations that represents royalties earned in accordance with the Rooter Hero royalty arrangement mentioned previously. This compares to the net loss of $1,270,371 reported from discontinued operations related to the home services operations segment for the quarterly period ended June 30, 2019.

Other Operations

For the quarterly period ended June 30, 2020, our other operations segment did not produce any revenue or cost of goods sold. Operating expenses totaled $204,391 and other income was $3,750 for the quarterly period ended June 30, 2020. Corporate operating expenses accounted for the full $204,391 of reported operating expenses for our other operations. This resulted in a net loss of $200,641 for the quarterly period ended June 30, 2020. This compares to the quarterly period ended June 30, 2019 when the other operations segment again did not produce any revenue or cost of goods sold, but did incur corporate operating expenses of $305,284, other expenses of $7,471, and a net loss of $312,755 for the period. Corporate expenses were higher for the quarterly period ended June 30, 2019, primarily due to additional legal fees related to the sales of the Mt Melrose and home services subsidiaries, as well as higher accounting and payroll expenses.

Financial Condition, Liquidity, and Capital Resources

During the quarterly period ended June 30, 2020, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarterly period ended June 30, 2020, and for all prior periods presented, home services operations are reported as discontinued operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $425,985 at the quarter ended June 30, 2020, compared to $666,810 at year-end December 31, 2019. Real estate held for investment increased slightly to $383,128 at the quarter ended June 30, 2020, compared to $380,515 at year-end December 31, 2019, and real estate held for resale decreased to $0 at the quarter ended June 30, 2020, compared to $98,910 at year-end December 31, 2019. The fluctuations in real estate amounts are primarily due to the opportunistic sales of certain EDI Real Estate rental properties. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time. Also, our total notes payable decreased to $503,757 from $511,025 during the same time period. This decrease was related to the sale of the previously mentioned real estate properties and the subsequent payoff of the attached notes.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of June 30, 2020 and December 31, 2019 is as shown:

	June 30, 2020	December 31, 2019
Current	$25,079	$50,909
30 – 60 days	2,649	1,495
60 + days	666	485
Total	$28,394	$52,889

We have no material capital expenditure requirements.

Contractual Obligations

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of June 30, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

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

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of June 30, 2020.

Discussion Regarding COVID-19 Potential Impacts

Due to the uncertainty surrounding the COVID-19 pandemic, the Company has experienced, and continues to expect, market volatility as it relates to its investment in the Alluvial Fund. As reported in prior quarters, this volatility can create periods when the asset management operations segment produces negative revenue amounts. Due to the size of the investment, these negative revenue amounts can also have a sizable impact on the Company’s balance sheets at a given point-in-time. The nature of this investment has inherent market risks, and while short-term results can be unpredictable, the Company’s overall investment strategy continues to be ultra-long-term focused.

These periods of volatility do not typically have significant short-term cash flow impacts; however, due to the Company's relative size, there is an inherent lack of affordable, short-term lending options in the event of an unexpected negative cash flow situation. As previously mentioned, during the quarterly period ended June 30, 2020, the Company received loan proceeds in the amount of $125,102 under the Paycheck Protection Program. The Small Business Administration has determined that companies of our size generally are less likely to have access to adequate sources of liquidity in the current economic environment, and because of this, has established a safe harbor whereby borrowers that received PPP loans with an original principal amount of less than $2 million will be deemed to have made the required certification concerning the necessity of the loan request in good faith.

Management continues to monitor and assess all Company operations for additional potential impacts of the COVID-19 pandemic. As of the quarterly period ended June 30, 2020, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the COVID-19 pandemic ultimately may impact our business, financial condition, liquidity and results of operations likely will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on employees, customers and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the pandemic.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

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

In connection with the primary disputes between the Company and Woodmont and following the Company’s Delaware Action (as defined below), on December 5, 2019, Woodmont also filed a verified complaint in the Fayette County, Kentucky Circuit Court against the Company and a third party who was then-under contract with the Company for such party’s purchase of the Company’s warehouse and associated real property located in Lexington, Kentucky – see Woodmont Lexington, LLC, et al. v. Enterprise Diversified, et al., Fayette Circuit Court, Civil Action No. 19-CI-04304 (the “Kentucky Action”). The Court in the Kentucky Action enjoined the Company and the warehouse purchaser from removing or cleaning out the various items of building materials and salvage owned by Mt Melrose that had been placed in the warehouse premises, and required the Company and the warehouse purchaser to provide rent-free access so that Woodmont and Mt Melrose could realize “full value” on their liquidation of the stored personal property until February 1, 2020. The Company believed that Woodmont’s attempt to hold up the sale of an $850,000 warehouse and property because it wanted to store spare toilets, doors, floor tiles and other residential building materials there, rent free, for more than six months, was disingenuous and intentionally injurious to the Company. On December 27, 2019, the Company filed verified counter-claims in the Kentucky Action against Woodmont, alleging, among other things, Woodmont’s tortious interference with the Company’s business and Woodmont’s unjust enrichment. The Company was seeking, among other relief available against Woodmont, declaratory relief; trial by jury on all issues; money damages, including all special and consequential damages, in amounts to be determined at trial; and the Company’s costs and expenses, including attorneys’ fees; together with pre- and post-judgement interest. The parties to the Kentucky Action had engaged in settlement negotiations, although they had not been successful. On August 3, 2020, the Company voluntarily dismissed its Verified Counterclaims against Woodmont Lexington, LLC without prejudice, but may re-file them (whether in Kentucky or Delaware) at a later time. This dismissal likely terminates the Fayette Circuit Action.

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

The Company believes that Woodmont, directly and by its representative, Tice Brown, has engaged, and continues to engage, in intentionally injurious and harassing conduct concerning Mt Melrose that runs counter to the long-term best interests of the Company and its shareholders. Accordingly, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2019, the Company filed a verified complaint in the Court of Chancery of the State of Delaware on November 20, 2019, commencing a civil action against Woodmont – see Civil Action No. 2019-0928-JTL (the “Delaware Action”). The Delaware Action was filed by the Company in response to the repeated claims and demands and injurious conduct by Woodmont and its representative, Tice Brown. On March 9, 2020, the Company filed further an amended verified complaint against Woodmont in the Delaware Action, expanding its claims against Woodmont. On April 6, 2020, Woodmont filed an answer to the complaint in the Delaware Action, along with verified counter-claims against the Company for Woodmont’s previously-asserted claims for indemnification under the parties’ purchase agreement. The Company is seeking, among other relief available against Woodmont, injunctive, declaratory and equitable relief, and relief for, among other things, Woodmont’s breaches of contract and unjust enrichment, along with attorneys’ fees and expenses. On July 24, 2020, the Company filed its reply to the counterclaims asserted by Woodmont in which it denied Woodmont’s allegations. This action remains pending in the Delaware Court of Chancery.

Management intends to vigorously prosecute the Company’s claims, and defend the Company’s rights, against Woodmont and its representative, Tice Brown, in all of these Mt Melrose-related proceedings.

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
3.1	Certificate of Designation of Series A Preferred Stock*
4.1	Tax Benefit Preservation Plan, dated as of July 24, 2020, by and between Enterprise Diversified, Inc. and Colonial Stock Transfer Company, Inc., as rights agent**
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019; (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019; (vi) Notes to Unaudited Condensed Consolidated Financial Statements

*Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020, and incorporated herein by reference.

**Filed as Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: August 7, 2020	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: August 7, 2020	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)