Form 10-Q
period 2020-09-30
ENTERPRISE DIVERSIFIED, INC.
filed 2020-11-13
CIK 1096934

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of November 11, 2020 is 2,602,240.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$337,149	$666,810
Accounts receivable, net	49,824	52,889
Other current assets	17,000	29,555
Other current assets - held for resale	261	428
Total current assets	404,234	749,682
Long-term Assets
Real estate - held for investment, net	244,789	380,515
Real estate - held for resale, net	133,909	98,910
Property and equipment, net	14,719	17,753
Goodwill, net	212,445	212,445
Note receivable	206,918	195,121
Long-term investments	11,135,580	10,126,204
Lease right-of-use assets	—	45,056
Other assets	73,429	73,958
Total long-term assets	12,021,789	11,149,962
Total assets	$12,426,023	$11,899,644
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$63,573	$157,934
Accrued compensation	143,953	175,259
Accrued expenses	32,951	23,115
Deferred revenue	213,498	204,960
Lease liability, current	—	46,435
Notes payable, current	17,043	11,453
Other current liabilities - held for resale	147,113	146,958
Total current liabilities	618,131	766,114
Long-term Liabilities
Notes payable, net of current portion	482,635	499,572
Total long-term liabilities	482,635	499,572
Total liabilities	1,100,766	1,265,686
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,602,240 and 2,566,646 shares issued and outstanding	325,280	320,831
Additional paid-in capital	27,439,334	27,313,734
Accumulated other comprehensive income	—	—
Accumulated deficit	(16,439,357)	(17,000,607)
Total stockholders’ equity	11,325,257	10,633,958
Total liabilities and stockholders’ equity	$12,426,023	$11,899,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30		September 30
	2020	2019	2020	2019
Revenues - asset management	$1,607,150	$(159,085)	$1,130,815	$1,127,075
Revenues - real estate	16,129	19,359	219,772	420,464
Revenues - internet operations	242,237	265,171	741,011	805,990
Revenues - other	—	—	—	212,631
Total revenues	1,865,516	125,445	2,091,598	2,566,160

Cost of revenues - real estate	12,157	30,753	151,480	358,126
Cost of revenues - internet operations	85,412	83,517	251,829	254,373
Total cost of revenues	97,569	114,270	403,309	612,499

Gross profit (loss) - asset management	1,607,150	(159,085)	1,130,815	1,127,075
Gross profit (loss) - real estate	3,972	(11,394)	68,292	62,338
Gross profit - internet operations	156,825	181,654	489,182	551,617
Gross profit - other	—	—	—	212,631
Total gross profit (loss)	1,767,947	11,175	1,688,289	1,953,661

Selling, general, and administrative expenses:
Insurance	11,737	(963)	40,560	68,630
Professional fees	122,102	88,295	466,351	395,452
Salaries and wages	164,733	135,916	492,329	565,328
Travel and meals	121	9,458	3,256	31,942
Other operating expenses	42,019	45,465	147,016	383,155
Total selling, general and administrative expenses	340,712	278,171	1,149,512	1,444,507
Income (loss) from operations	1,427,235	(266,996)	538,777	509,154

Loss on sale of subsidiary	—	—	—	(4,157,809)
Impairment expense	—	(3,040)	—	(228,405)
Interest expense	(5,771)	(13,473)	(19,787)	(293,202)
Other income (loss), net	7,632	28,420	26,498	67,369
Total other income (loss)	1,861	11,907	6,711	(4,612,047)

Income (loss) from continuing operations before income taxes	1,429,096	(255,089)	545,488	(4,102,893)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	1,429,096	(255,089)	545,488	(4,102,893)

Income (loss) from discontinued operations, net of taxes	1,857	(31,151)	15,762	(1,441,156)
Net income (loss)	$1,430,953	$(286,240)	$561,250	$(5,544,049)

Net income (loss) per share, basic and diluted	0.55	(0.11)	0.22	(2.18)
Net income (loss) per share from continuing operations, basic and diluted	0.55	(0.10)	0.21	(1.61)
Net income (loss) per share from discontinued operations, basic and diluted	0.00	(0.01)	0.01	(0.57)
Weighted average number of shares, basic	2,602,240	2,544,776	2,596,541	2,544,776
Weighted average number of shares, diluted	2,602,908	2,544,776	2,597,136	2,544,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the nine months ended
	September 30		September 30
	2020	2019	2020	2019
Net income (loss)	$1,430,953	$(286,240)	$561,250	$(5,544,049)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	$1,430,953	$(286,240)	$561,250	$(5,544,049)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other		Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Equity
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$—	$—	$(17,000,607)	$10,633,958
Net income (loss)	—	—	—	—	—	(1,971,168)	(1,971,168)
Stock issuance	35,594	4,449	125,600	—	—	—	130,049
Balance March 31, 2020	2,602,240	325,280	27,439,334	—	—	(18,971,775)	8,792,839
Net income (loss)	—	—	—	—	—	1,101,465	1,101,465
Balance June 30, 2020	2,602,240	325,280	27,439,334	—	—	(17,870,310)	9,894,304
Net income (loss)	—	—	—	—	—	1,430,953	1,430,953
Balance September 30, 2020	2,602,240	$325,280	$27,439,334	$—	$—	$(16,439,357)	$11,325,257

			Additional		Accumulated Other		Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Equity
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$15,915,651
Net income (loss)	—	—	—	—	—	373,769	373,769
Balance March 31, 2019	2,544,776	328,160	27,718,308	(511,901)	3,054	(11,248,201)	16,289,420
Net income (loss)	—	—	—	—	—	(5,631,585)	(5,631,585)
Balance June 30, 2019	2,544,776	328,160	27,718,308	(511,901)	3,054	(16,879,786)	10,657,835
Net income (loss)	—	—	—	—	—	(286,240)	(286,240)
Balance September 30, 2019	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(17,166,026)	$10,371,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020 and 2019

	2020	2019
Cash flows from (used in) operating activities:
Net income (loss) from continuing operations	$545,488	$(4,102,893)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on sale of subsidiary	—	4,157,809
Deconsolidation of assets and liabilities from sale of subsidiary	—	(149,425)
Impairment of long-term assets	—	170,858
Depreciation and amortization	16,424	155,708
Gain on long-term investments	(992,789)	(1,218,399)
Bad debt expense	322	95,756
Gain on sale of real estate	(73,165)	(16,932)
Loss on disposal of property and equipment	—	11,931
(Increase) decrease in:
Accounts receivable, net	2,743	100,545
Notes receivable	(11,797)	(11,754)
Other current assets	12,555	(11,589)
Increase (decrease) in:
Accounts payable	(94,361)	(60,107)
Accrued expenses	107,200	(113,240)
Deferred revenue	8,538	7,599
Accrued interest	—	103,909
Net cash flows (used in) continuing operations	(478,842)	(880,224)
Net cash flows (used in) from discontinued operations	16,084	(269,458)
Net cash flows (used in) operating activities	(462,758)	(1,149,682)
Cash flows from (used in) investing activities:
Proceeds from investments	—	714,285
Purchases of investments	(16,587)	(49,038)
Proceeds from sale of real estate	172,000	772,850
Improvements to real estate	(10,969)	(105,186)
Proceeds from sale of subsidiary	—	100,000
Proceeds from sale of inventory	—	4,160
Issuance of line of credit	—	(10,000)
Net cash flows from continuing operations	144,444	1,427,071
Net cash flows from (used in) discontinued operations	—	—
Net cash flows from investing activities	144,444	1,427,071
Cash flows from (used in) financing activities:
Principal payments on note payable	(136,449)	(819,195)
Proceeds from notes payable	125,102	300,000
Net cash flows (used in) continuing operations	(11,347)	(519,195)
Net cash flows (used in) from discontinued operations	—	(32,645)
Net cash flows (used in) financing activities	(11,347)	(551,840)
Net decrease in cash	(329,661)	(274,451)
Cash and cash equivalents at beginning of the period	666,810	435,726
Cash and cash equivalents at end of the period	$337,149	$161,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine Months Ended September 30, 2020 and 2019

	2020	2019
Non-cash and other supplemental information:
Transfer of real estate held for investment to held for resale	$177,826	$944,387
Transfer of real estate held for resale to held for investment	$43,992	$145,000
Issuance of common stock per equity compensation plan	$130,049	$—
Effects of adoption of new lease guidance on continuing operations	$—	$59,563
Effects of adoption of new lease guidance on discontinued operations	$—	$58,127
Continuing operations cash paid for interest	$19,787	$174,951
Discontinued operations cash paid for interest	$—	$7,754

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

During the three- and nine-month periods ended September 30, 2020, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarter ended September 30, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC.

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of September 30, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

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

On September 29, 2020, Willow Oak, through its newly formed wholly-owned subsidiary, Willow Oak Asset Management Affiliate Management Services, LLC, executed a strategic relationship agreement with SVN Capital, LLC to become a 20% owner of the firm in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak Asset Management Fund Management Services, LLC, another newly formed wholly-owned subsidiary of Willow Oak. SVN Capital’s managing member, Shreekkanth Viswanathan, manages a global, long-only investment portfolio of compounders and special situations through separately managed accounts and a private limited partnership. As a beneficial owner of the general partner, Willow Oak is entitled to 20% of gross management and performance fees earned. Additionally, Willow Oak Asset Management Fund Management Services, LLC earns a direct fee from the private limited partnership for the administrative, compliance and tax and audit liaison services it renders.

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

In July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of September 30, 2020, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes six residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company.

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

During the quarter ended March 31, 2019, all contributed capital was returned in full and a gain of $212,631 was recognized as revenue through the other operations segment on our unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2019.

Triad DIP Investors

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares. The borrower has requested an extension from the original note repayment date of April 29, 2020, and as of the quarterly period ended September 30, 2020, the Company is evaluating a renegotiation of terms.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2019 consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020 and December 31, 2019, the Company also holds its remaining equity investment in Mt Melrose, LLC through its real estate operations segment. The Company has determined that its remaining equity investment does not have a readily determinable fair value, and the Company will account for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. When fair value becomes determinable, the investment will be marked to fair value on a periodic basis.

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

As of September 30, 2020 and December 31, 2019, allowances offsetting gross accounts receivable on the accompanying consolidated balance sheets totaled $533 and $307, respectively. For the quarterly periods ended September 30, 2020 and 2019, bad debt expense (recoveries) from continuing operations was $58 and ($147), respectively. For the nine-month periods ended September 30, 2020 and 2019, bad debt expense from continuing operations was $322 and $95,756, respectively.

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

No impairment adjustments were recorded during the three- and nine-month periods ended September 30, 2020.

No impairment adjustments were recorded during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, an impairment adjustment of the remaining home services goodwill of $1,024,591 was recognized and reported as a component of the loss on the divestiture of Specialty Contracting Group, LLC's assets.

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

No impairment adjustments were recorded during the three- and nine-month periods ended September 30, 2020.

During the three- and nine-month periods ended September 30, 2019, impairment adjustments of $3,040 and $169,839, respectively, were recorded on a commercial warehouse and various vacant lots held for resale.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

During the three- and nine-month periods ended September 30, 2020, $0 and $43,992, respectively, of real estate held for resale was transferred to real estate held for investment and $133,909 and $177,826, respectively, of real estate held for investment was transferred to real estate held for resale. Additionally, $0 and $10,969, respectively, of improvements were made to existing real estate held for investment during the three- and nine-month periods ended September 30, 2020. During the three- and nine-month periods ended September 30, 2019, $0 and $7,435, respectively, of improvements were made to real estate held for resale.

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

A summary of revenue earned through asset management operations for the three- and nine-month periods ended September 30, 2020 and 2019 is included below:

	For the three months ended		For the nine months ended
Asset Management Operations Revenue	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Realized and unrealized gains (losses) on investment activity	$1,545,239	$(197,306)	$989,609	$1,005,969
Management and performance fee revenue	37,858	13,672	69,153	44,645
Fund management services revenue	24,053	24,549	72,053	76,461
Total revenue	$1,607,150	$(159,085)	$1,130,815	$1,127,075

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or home services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue from continuing operations increased from $204,960 at December 31, 2019 to $213,498 at September 30, 2020. During the quarterly periods ended September 30, 2020 and 2019, $21,733 and $24,287, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities (deferred revenue). For the nine-month periods ended September 30, 2020 and 2019, $193,408 and $196,840, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities.

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

None of the potentially dilutive securities had a dilutive impact during the three- and nine-month periods ended September 30, 2020 after rounding was applied. No potentially dilutive securities existed for the three- and nine-month periods ended September 30, 2019.

The number of anti-dilutive shares for the three- and nine-month periods ended September 30, 2020, consisting of common shares underlying common stock equity incentives, was 668.

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

The decision was made to exit the business during the quarter ended June 30, 2019. The operations of Specialty Contracting Group, LLC were considered a component of, and the divestiture reflected a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations have been classified as discontinued operations in the Company’s financial statements. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “recovery from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. Accordingly, during the three- and nine-month periods ended September 30, 2020, an offsetting $1,887 and $18,143 recovery on discontinued operations was recognized within the reported $1,857 and $15,762 of net income from discontinued operations, respectively.

A breakdown of discontinued assets and liabilities as reported on the face of the accompanying condensed consolidated balance sheets for the periods ended September 30, 2020 and December 31, 2019, is as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$261	$428
Total current assets - held for resale	261	428

Accounts payable	97,003	96,848
Lease liabilities	50,110	50,110
Total current liabilities - held for resale	$147,113	$146,958

A reconciliation of discontinued operations as reported on the accompanying unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2020 and 2019, is as follows:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues	$—	$—	$—	$675,963
Cost of revenues	—	—	—	427,215
Gross profit	—	—	—	248,748
Selling, general, and administrative expenses	30	25,342	2,381	515,156
Income (loss) on sale of subsidiary, net of recoveries	1,887	12,183	18,143	(1,134,810)
Other income (expense), net	—	(17,992)	—	(39,938)
Net income (loss) reported as discontinued operations	$1,857	$(31,151)	$15,762	$(1,441,156)

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

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC, the implied value of the retained 35% interest at the time of the transaction is $53,846. This amount is included under the long-term investment amount on the accompanying consolidated balance sheet as of September 30, 2020 and December 31, 2019.

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

	Cost Basis	Unrealized Gain	Carrying Value
September 30, 2020
Alluvial Fund, LP (at fair value)	$7,059,319	$4,022,415	$11,081,734
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,113,165	$4,022,415	$11,135,580

	Cost Basis	Unrealized Gain	Carrying Value
December 31, 2019
Alluvial Fund, LP (at fair value)	$7,042,732	$3,029,626	$10,072,358
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,096,578	$3,029,626	$10,126,204

Alluvial Fund is a private investment fund that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the three- and nine-month periods ended September 30, 2020 and 2019, the Company did not withdraw management or performance fees earned through the Alluvial Fund. For the quarterly periods ended September 30, 2020 and 2019, the total amounts of these reinvested fees were $4,304 and $4,862, respectively. For the nine-month periods ended September 30, 2020 and 2019, the total amounts of these reinvested fees were $16,587 and $14,126, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company valued its investments at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
September 30, 2020
Alluvial Fund, LP	$—	$—	$—	$11,081,734	$11,081,734
Total investments	$—	$—	$—	$11,081,734	$11,081,734

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2019
Alluvial Fund, LP	$—	$—	$—	$10,072,358	$10,072,358
Total investments	$—	$—	$—	$10,072,358	$10,072,358

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three- and nine-month periods ended September 30, 2020.

During the three- and nine-month periods ended September 30, 2019, impairment adjustments of the remaining home services goodwill of $0 and $1,024,591, respectively, were recognized and reported as a component of the loss on the divestiture of Specialty Contracting Group, LLC's assets.

The Company evaluates real estate held on the balance sheet for potential impairment on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairment adjustments were recorded during the three- and nine-month periods ended September 30, 2020.

During the three- and nine-month periods ended September 30, 2019, impairment adjustments of $3,040 and $169,839, respectively, were recorded on a commercial warehouse and various vacant lots held for resale.

As discussed in Note 4, the Company’s ongoing equity investment in Mt Melrose, LLC is carried at its implied cost under the alternative approach and will be assessed for impairment at each balance sheet date.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2020, and December 31, 2019, consisted of the following:

	2020	2019
Computers and equipment	$17,330	$17,330
Furniture and fixtures	10,850	10,850
	28,180	28,180
Less accumulated depreciation	(13,461)	(10,427)
Property and equipment, net	$14,719	$17,753

Depreciation expense from continuing operations was $1,012 for the quarterly period ended September 30, 2020, and $619 for the quarterly period ended September 30, 2019. Depreciation expense from continuing operations was $3,034 for the nine-month period ended September 30, 2020, and $17,355 for the nine-month period ended September 30, 2019. Included in these amounts are $0 and $6,809 for the nine-month periods ended September 30, 2020 and 2019, respectively, of depreciation expense related to personal property used in real estate segment rental operations. The depreciation expense related to personal property is included in the real estate segment cost-of-goods-sold amount on the accompanying unaudited condensed consolidated statements of operations.

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

As of September 30, 2020 and December 31, 2019, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	September 30, 2020	December 31, 2019
Units occupied or available for rent	4	6
Vacant units being prepared for rent	—	—
Vacant lots	3	—
Total units held for investment	7	6

Units held for resale	2	2
Vacant lots held for resale	—	3
Total units held for resale	2	5

Units held for investment consist of single-family residential rental units.

The leases in effect as of September 30, 2020, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	September 30, 2020	December 31, 2019
Total real estate held for investment	$303,158	$484,590
Accumulated depreciation	(58,369)	(104,075)
Real estate held for investment, net	244,789	380,515

Total real estate held for resale	192,476	98,910
Accumulated depreciation	(58,567)	—
Real estate held for resale, net	$133,909	$98,910

For the three- and nine-month periods ended September 30, 2020, depreciation expense on the EDI Real Estate portfolio of properties was $4,431 and $12,861, respectively. This compares to depreciation expense for the three- and nine-month periods ended September 30, 2019, when depreciation expense on the EDI Real Estate portfolio of properties was $6,116 and $17,536, respectively.

During the quarterly periods ended September 30, 2020 and 2019, EDI Real Estate did not purchase or sell any properties. During the nine-month period ended September 30, 2020, two properties held for resale were sold for gross proceeds of $172,000 and net proceeds totaled $34,749. Subsequent to the quarterly period ended September 30, 2020, the Company sold one property held for resale. During the nine-month period ended September 30, 2019, EDI Real Estate did not purchase or sell any properties.

During the three- and nine-month periods ended September 30, 2020, $0 and $43,992, respectively, of real estate held for resale was transferred to real estate held for investment and $133,909 and $177,826, respectively, of real estate held for investment was transferred to real estate held for resale. During the three- and nine-month periods ended September 30, 2019, $121,558 of real estate held for investment was transferred to real estate held for resale. Additionally, $0 and $10,969, respectively, of improvements were made to existing real estate held for investment during the three- and nine-month periods ended September 30, 2020. During the three- and nine-month periods ended September 30, 2019, $0 and $7,435, respectively, of improvements were made to real estate held for resale.

There were no impairment adjustments recorded during the three- and nine-month periods ended September 30, 2020. During the three- and nine-month periods ended September 30, 2019, impairment adjustments of $3,040 and $43,012, respectively, were recorded on various vacant lots held for resale within the EDI Real Estate portfolio.

Mt Melrose, LLC

As described in Note 4, management previously has determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on our unaudited condensed consolidated statements of operations for given prior reporting periods under the real estate segment. No Mt Melrose activity is included on the unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2020 or the three-month period ended September 30, 2019. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our condensed consolidated balance sheets. Accordingly, there are no consolidated Mt Melrose assets as of the periods ended September 30, 2020 and December 31, 2019 included on the accompanying condensed consolidated balance sheets.

For the nine-month period ended September 30, 2019, depreciation expense on the Mt Melrose portfolio of properties was $114,020.

During the nine-month period ended September 30, 2019, Mt Melrose sold 21 residential properties and five vacant lots for gross proceeds of $775,850 and net proceeds of $151,671. This compares to their carrying value of $755,918, which resulted in a net gain of $19,932. Mt Melrose did not purchase any properties during the nine-month period ended September 30, 2019.

During the nine-month period ended September 30, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale within the Mt Melrose portfolio.

Future Minimum Rental Revenues

The future anticipated minimum rental revenues based on leases in place as of September 30, 2020, for EDI Real Estate, LLC are as follows:

2020	$6,970
2021	15,130
Total	$22,100

NOTE 9. NOTES PAYABLE

Notes payable at September 30, 2020, and December 31, 2019, consist of the following:

	Interest Rates	Average Term	2020	2019
Interest-bearing amount due on PPP loan through Enterprise Diversified, Inc.	1.00%	2 years	$125,102	$—
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	278,576	373,425
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	96,000	137,600
Less current portion			(17,043)	(11,453)
Long-term portion			$482,635	$499,572

The timing of future payments of notes payable are as follows as of September 30, 2020:

2020	$2,862
2021	17,285
2022	239,395
2023	19,359
2024 and thereafter	220,777
Total	$499,678

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

NOTE 10. SEGMENT INFORMATION

During the three- and nine-month periods ended September 30, 2020, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarter ended September 30, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

As mentioned in Note 3, on May 24, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC, to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). The current and comparative results of the home services segment have been reported as discontinued on the accompanying unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2020.

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

The internet operations segment includes revenue generated by operations in both the United States and Canada. During the quarterly period ended September 30, 2020, the internet operations segment generated revenue of $230,714 in the United States and revenue of $11,523 in Canada. This compares to the quarterly period ended September 30, 2019, when the internet operations segment generated revenue of $251,809 in the United States and revenue of $13,362 in Canada. During the nine-month period ended September 30, 2020, the internet operations segment generated revenue of $703,335 in the United States and revenue of $37,676 in Canada. This compares to the nine-month period ended September 30, 2019, when the internet operations segment generated revenue of $764,327 in the United States and revenue of $41,663 in Canada. All assets reported under the internet operations segment for the periods ended September 30, 2020 and December 31, 2019, are located within the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three- and nine-month periods ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,607,150	$16,129	$242,237	$—	$—	$1,865,516
Cost of revenue	—	12,157	85,412	—	—	97,569
Operating expenses	120,368	5,940	49,239	165,165	—	340,712
Other income (expense)	—	(5,456)	777	6,540	—	1,861
Income (loss) from continuing operations	1,486,782	(7,424)	108,363	(158,625)	—	1,429,096
Income (loss) from discontinued operations	—	—	—	—	1,857	1,857
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$11,170,904	$452,357	$470,667	$331,834	$261	$12,426,023

Nine Months Ended September 30, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,130,815	$219,772	$741,011	$—	$—	$2,091,598
Cost of revenue	—	151,480	251,829	—	—	403,309
Operating expenses	323,351	23,651	143,521	658,989	—	1,149,512
Other income (expense)	2,283	(13,454)	3,900	13,982	—	6,711
Income (loss) from continuing operations	809,747	31,187	349,561	(645,007)	—	545,488
Income (loss) from discontinued operations	—	—	—	—	15,762	15,762
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$11,170,904	$452,357	$470,667	$331,834	$261	$12,426,023

Three Months Ended September 30, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$(159,085)	$19,359	$265,171	$—	$—	$125,445
Cost of revenue	—	30,753	83,517	—	—	114,270
Operating expenses	81,906	11,827	43,168	141,270	—	278,171
Other income (expense)	4,983	(13,709)	384	20,249	—	11,907
Income (loss) from continuing operations	(236,008)	(36,930)	138,870	(121,021)	—	(255,089)
Income (loss) from discontinued operations	—	—	—	—	(31,151)	(31,151)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,571,808	$638,298	$392,131	$1,107,117	$135,589	$11,844,943

Nine Months Ended September 30, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,127,075	$420,464	$805,990	$212,631	$—	$2,566,160
Cost of revenue	—	358,126	254,373	—	—	612,499
Operating expenses	309,896	327,671	165,457	641,483	—	1,444,507
Other income (expense)	19,074	(4,652,120)	4,317	16,682	—	(4,612,047)
Income (loss) from continuing operations	836,253	(4,917,453)	390,477	(412,170)	—	(4,102,893)
Income (loss) from discontinued operations	—	—	—	—	(1,441,156)	(1,441,156)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,571,808	$638,298	$392,131	$1,107,117	$135,589	$11,844,943

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2020, the Company has no remaining leases classified as operating leases and no finance leases.

The previously reported operating lease corresponds to the office space for Willow Oak Asset Management, LLC. This lease expired on September 30, 2020. The right-of-use asset and corresponding lease liability for the Company’s previous operating lease have been reduced to zero on the accompanying consolidated balance sheets.

Lease costs for the quarterly period ended September 30, 2020 consisted of the following:

Finance lease costs:
Amortization of ROU assets	$—
Interest on lease liabilities	—
Operating lease cost	15,149
Total lease costs from continuing operations	15,149
Total lease costs from discontinued operations	—
Total lease costs	$15,149

With respect to the former leased facilities for Specialty Contracting Group, LLC, possession of the premises was surrendered to the landlord, in connection with the dissolution and winding up of Specialty Contracting Group, in default of that lease. The outstanding lease liability amount remains on the Company’s balance sheet under other liabilities - held for resale as of the quarterly period ended September 30, 2020. The discount rate used in the calculation of the lease liability held for resale was approximately 6.7%.

A maturity analysis of the lease related to discontinued operations, is as follows:

2020	$38,635
2021	14,832
2022	—
Total	53,467

Discount factor	(3,357)
Lease liability	50,110
Less lease liability from discontinuing operations	(50,110)
Amounts due within 12 months	—
Long-term lease liability	$—

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

Litigation & Legal Proceedings

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

In connection with the primary disputes between the Company and Woodmont and following the Company’s Delaware Action (as defined below), on December 5, 2019, Woodmont also filed a verified complaint in the Fayette County, Kentucky Circuit Court against the Company and a third party who was then-under contract with the Company for such party’s purchase of the Company’s warehouse and associated real property located in Lexington, Kentucky – see Woodmont Lexington, LLC, et al. v. Enterprise Diversified, et al., Fayette Circuit Court, Civil Action No. 19-CI-04304 (the “Kentucky Action”). The Court in the Kentucky Action enjoined the Company and the warehouse purchaser from removing or cleaning out the various items of building materials and salvage owned by Mt Melrose that had been placed in the warehouse premises, and required the Company and the warehouse purchaser to provide rent-free access so that Woodmont and Mt Melrose could realize “full value” on their liquidation of the stored personal property until February 1, 2020. The Company believed that Woodmont’s attempt to hold up the sale of an $850,000 warehouse and property because it wanted to store spare toilets, doors, floor tiles and other residential building materials there, rent free, for more than six months, was disingenuous and intentionally injurious to the Company. On December 27, 2019, the Company filed verified counter-claims in the Kentucky Action against Woodmont, alleging, among other things, Woodmont’s tortious interference with the Company’s business and Woodmont’s unjust enrichment. The Company was seeking, among other relief available against Woodmont, declaratory relief; trial by jury on all issues; money damages, including all special and consequential damages, in amounts to be determined at trial; and the Company’s costs and expenses, including attorneys’ fees; together with pre- and post-judgement interest. The parties to the Kentucky Action had engaged in settlement negotiations, although they had not been successful. On August 3, 2020, the Company voluntarily dismissed its verified counter-claims against Woodmont without prejudice, but may re-file them (whether in Kentucky or Delaware) at a later time. The voluntary dismissal effectively terminated the Kentucky Action for the time being.

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

Management intends to vigorously prosecute the Company’s claims, and defend the Company’s rights, against Woodmont and its representative, Tice Brown, in these Mt Melrose-related proceedings.

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of September 30, 2020, the Company’s Articles of Incorporation, as amended, authorize 32,800,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 2,800,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as from time to time fixed by the Company’s Board of Directors in its sole discretion.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020, the Company has adopted a certain stockholder rights agreement styled as the Tax Benefit Preservation Plan, dated as of July 24, 2020, by and between the Company and Colonial Stock Transfer Company, Inc., as rights agent. The Tax Benefit Preservation Plan was adopted as a means designed to safeguard against inadvertent diminution or limitation of the Company’s valuable tax assets. As previously reported, pursuant to the Tax Benefit Preservation Plan, as of July 24, 2020, the Company has designated a series of its preferred stock as the Series A Preferred Stock, consisting of 250,000 shares so designated.

As of September 30, 2020, the Company has not issued any shares of its preferred stock (including, without limitation, its Series A Preferred Stock).

Common Stock

As of September 30, 2020, 2,602,240 shares of the Company’s common stock were issued and outstanding.

Cancellation of Treasury Shares

On December 30, 2019, the Company completed the cancellation of 80,506 treasury shares of its common stock then-remaining, upon resolution from the Board of Directors.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from September 30, 2020, through the date the unaudited condensed consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the quarterly period ended September 30, 2020. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

During the quarterly period ended September 30, 2020, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated under four reportable segments:

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

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. This segment now includes discontinued revenue and expenses derived from our former operation of HVAC and plumbing companies in Arizona. As of the quarterly period ended September 30, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

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

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of September 30, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

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

On September 29, 2020, Willow Oak, through its newly formed wholly-owned subsidiary, Willow Oak Asset Management Affiliate Management Services, LLC, executed a strategic relationship agreement with SVN Capital, LLC to become a 20% owner of the firm in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak Asset Management Fund Management Services, LLC, another newly formed wholly-owned subsidiary of Willow Oak. As a beneficial owner of the general partner, Willow Oak is entitled to 20% of gross management and performance fees earned. Additionally, Willow Oak Asset Management Fund Management Services, LLC earns a direct fee from the private limited partnership for the administrative, compliance and tax and audit liaison services it renders.

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

In July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of September 30, 2020, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes six residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes occupied single-family homes that are managed by a third-party property management company. The leases in effect as of September 30, 2020, are based on annual time periods and include month-to-month provisions after the completion of the initial term.

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

As of September 30, 2020, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the current quarter.

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

Huckleberry Real Estate Fund

In January 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. In May 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company. During the quarter ended March 31, 2019, all contributed capital was returned in full and a gain of $212,631 was recognized as revenue through the other operations segment on our unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2019.

Triad DIP Investors

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares. The borrower has requested an extension from the original note repayment date of April 29, 2020, and as of the quarterly period ended September 30, 2020, the Company is evaluating a renegotiation of terms.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summary of Financial Performance

Common stockholders’ equity increased from $10,633,958 at December 31, 2019, to $11,325,257 at September 30, 2020. This change was attributable to $809,747 of net income in the asset management operations segment, $349,561 of net income in the internet operations segment, and $31,187 of net income in the real estate operations segment, and was partially offset by a net loss of $645,007 in other segments, and $15,762 of net income resulting from discontinued operations under the home services operations segment. Corporate expenses for the nine-month period ended September 30, 2020, included in the net loss from other operations, totaled $658,989. Total comprehensive net income (all attributable to Enterprise Diversified, Inc. stockholders) for the nine-month period ended September 30, 2020 equaled $561,250.

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

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
ASSETS
Cash and equivalents	$337,149	$425,985	$553,468	$666,810	$161,275
Accounts receivables, net	49,824	28,394	35,298	52,889	35,646
Investments, at fair value	11,135,580	9,586,178	8,354,270	10,126,204	9,522,236
Real estate, total	378,698	383,128	376,499	479,425	1,412,208
Goodwill and other assets	524,772	545,407	548,725	574,316	713,578
Total assets	$12,426,023	$10,969,092	$9,868,260	$11,899,644	$11,844,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$63,573	$77,670	$188,732	$157,934	$66,584
Accrued expenses	176,904	119,839	124,255	198,374	51,703
Deferred revenue	213,498	210,671	201,430	204,960	217,811
Notes payable and other liabilities	646,791	666,608	561,004	704,418	1,137,250
Total liabilities	1,100,766	1,074,788	1,075,421	1,265,686	1,473,348
Total stockholders’ equity	11,325,257	9,894,304	8,792,839	10,633,958	10,371,595
Total liabilities and stockholders’ equity	$12,426,023	$10,969,092	$9,868,260	$11,899,644	$11,844,943

Results of Operations

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC. These subsidiaries were formed on October 10, 2016 and May 24, 2018, respectively. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two new partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched. During the year ended December 31, 2019, one new joint venture was formed in which Willow Oak Capital Management is a non-managing owner. During the nine-month period ended September 30, 2020, one new private partnership was launched and two new wholly-owned entities were formed to advance strategic relationships with external investment firms. Additionally, Willow Oak Asset Management formalized a new relationship to become a non-managing member of an affiliate firm.

As of September 30, 2020, Willow Oak continues to hold a direct investment in the Alluvial Fund, LP. The realized and unrealized investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services.

During the quarterly period ended September 30, 2020, the asset management operations segment produced $1,607,150 of revenue. Cost of revenue was $0 and operating expenses totaled $120,368. Net income for the quarterly period ended September 30, 2020, totaled $1,486,782. This compares to the quarterly period ended September 30, 2019, when the asset management operations segment produced negative $159,085 of revenue, cost of revenue was $0, and operating expenses totaled $81,906. Additionally, other income for the quarterly period ended September 30, 2019, was $4,983, and the total net loss was $236,008. The increase in revenue for the quarterly period ended September 30, 2020 is primarily due to market volatility and the application of specific GAAP revenue recognition rules as noted above. The increase in operating expenses is primarily due to higher payroll expenses. Other income for the segment during the quarterly period ended September 30, 2019, was primarily due to sub-lease rental income earned through the Company’s New York office space.

As of September 30, 2020, the fair value of long-term investments held through the asset management operations segment totaled $11,081,734. This compares to the fair value of long-term investments held at September 30, 2019, which totaled $9,468,390. This increase in investments is primarily attributable to positive Alluvial Fund performance. Management notes that, while short-term market volatility can have a significant effect on reported revenue for a given period, the Company’s overall investment strategy is ultra-long-term focused.

The table below provides a summary of revenue statement amounts over time. These figures are specific to the asset management operations segment and are presented for the three- and nine-month periods designated below.

	For the three months ended		For the nine months ended
Asset Management Operations Revenue	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Realized and unrealized gains (losses) on investment activity	$1,545,239	$(197,306)	$989,609	$1,005,969
Management and performance fee revenue	37,858	13,672	69,153	44,645
Fund management services revenue	24,053	24,549	72,053	76,461
Total revenue	$1,607,150	$(159,085)	$1,130,815	$1,127,075

Real Estate Operations

For the quarterly period ended September 30, 2020, the real estate operations segment generated rental revenue of $16,129. The cost of rental revenue totaled $12,157. Operating expenses for the quarterly period ended September 30, 2020, were $5,940. Other expenses totaled $5,456 and the net loss for the quarterly period ended September 30, 2020, totaled $7,424. This compares to the quarterly period ended September 30, 2019, when the real estate operations segment generated rental revenue of $19,359 and cost of rental revenue totaled $30,753. Operating expenses for the quarterly period ended September 30, 2019 were $11,827, other expenses totaled $13,709, and the total loss reported was $36,960. Other expenses incurred during the quarterly periods ended September 30, 2020 and 2019, were primarily interest-related expenses. The current period decreases in rental revenue, cost of rental revenue, operating expenses and interest expense are primarily due to the sale of certain real estate properties held historically as rental properties.

EDI Real Estate Operations

As of September 30, 2020 and December 31, 2019, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	September 30, 2020	December 31, 2019
Units occupied or available for rent	4	6
Vacant units being prepared for rent	—	—
Vacant lots	3	—
Total units held for investment	7	6

Units held for resale	2	2
Vacant lots held for resale	—	3
Total units held for resale	2	5

Units held for investment consist of single-family residential rental units.

The leases in effect, as of September 30, 2020, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	September 30, 2020	December 31, 2019
Total real estate held for investment	$303,158	$484,590
Accumulated depreciation	(58,369)	(104,075)
Real estate held for investment, net	244,789	380,515

Total real estate held for resale	192,476	98,910
Accumulated depreciation	(58,567)	—
Real estate held for resale, net	$133,909	$98,910

For the quarterly period ended September 30, 2020, depreciation expense on the EDI Real Estate portfolio of properties was $4,431. This compares to depreciation expense for the quarterly period ended September 30, 2019, when depreciation expense on the EDI Real Estate portfolio of properties was $6,116.

There were no properties sold or purchased during the quarterly periods ended September 30, 2020 and 2019 within the EDI Real Estate portfolio. Subsequent to the quarterly period ended September 30, 2020, the Company sold one property held for resale.

During the quarterly period ended September 30, 2020, two residential rental properties were transferred from “held for investment” to “held for resale”. The carrying value of these properties was $133,909. During the quarterly period ended September 30, 2019, two residential rental properties were also transferred from “held for investment” to “held for resale”. The carrying value of these properties was $121,558.

There were no impairment adjustments recorded during the quarterly period ended September 30, 2020. During the quarterly period ended September 30, 2019, net impairment adjustments of $3,040 were recorded on the transfer and sale of various properties held for resale within the EDI Real Estate portfolio.

Mt Melrose Operations

As described in Note 4, management previously has determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on our unaudited condensed consolidated statements of operations for given prior reporting periods under the real estate segment. No Mt Melrose activity is included on the unaudited condensed consolidated statements of operations for the quarterly periods ended September 30, 2020 and 2019 . As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our condensed consolidated balance sheets. Accordingly, there are no consolidated Mt Melrose assets as of the periods ended September 30, 2020 and December 31, 2019 included on the accompanying condensed consolidated balance sheets.

For the periods ended September 30, 2020 and December 31, 2019, the Company’s remaining investment in Mt Melrose is carried on our condensed consolidated balance sheets for $53,846. This carrying value is reflective of the mechanics of the June 27th transaction, rather than management’s perceived value of the Company’s remaining interest. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties have allowed the portfolio to continue its redirection, which management believes will provide long-term returns greater than its current carrying value.

Internet Operations

Revenue attributed to the internet operations segment during the quarterly period ended September 30, 2020, totaled $242,237 and cost of revenue totaled $85,412. Operating expenses for the segment totaled $49,239 for the quarterly period ended September 30, 2020, and other income totaled $777. Total net income for the internet operations segment was $108,363 for the quarterly period ended September 30, 2020. This compares to the quarterly period ended September 30, 2019, when revenue totaled $265,171, cost of revenues totaled $83,517, operating expenses were $43,168, other income was $384, and net income was $138,870. Other income for the segment is the result of credit card rewards and refundable sales tax credits.

As of September 30, 2020, we have a total of 7,119 customer accounts across the U.S. and Canada. This compares to the quarterly period ended September 30, 2019, when we had a total of 7,622 customer accounts. As of September 30, 2020, approximately 62% of our revenue is driven by internet access services, with the remaining 38% being earned though web hosting and other web-based storage services.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $230,714 and revenue generated by our Canadian customers totaled $11,523 during the quarterly period ended September 30, 2020. This compares to revenue generated by our U.S. customers of $251,809 and revenue generated by our Canadian customers of $13,362 during the quarterly period ended September 30, 2019.

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. Net income reported from discontinued operations related to the home services operations segment for the quarterly period ended September 30, 2020 was $1,857. Included in this amount is a $1,887 loss recovery on discontinued operations that represents royalties earned in accordance with the Rooter Hero royalty arrangement mentioned previously. This compares to the net income of $15,762 reported from discontinued operations related to the home services operations segment for the quarterly period ended September 30, 2019.

Other Operations

For the quarterly period ended September 30, 2020, our other operations segment did not produce any revenue or cost of goods sold. Operating expenses totaled $165,165 and other income was $6,540 for the quarterly period ended September 30, 2020. Corporate operating expenses accounted for the full $165,165 of reported operating expenses for our other operations. This resulted in a net loss of $158,625 for the quarterly period ended September 30, 2020. This compares to the quarterly period ended September 30, 2019 when the other operations segment again did not produce any revenue or cost of goods sold, but did incur corporate operating expenses of $141,270, other income of $20,249, and a net loss of $121,021 for the period. Corporate expenses were slightly higher for the quarterly period ended September 30, 2020, primarily due to higher, non-cash director fees.

Financial Condition, Liquidity, and Capital Resources

During the quarterly period ended September 30, 2020, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the quarterly period ended September 30, 2020, and for all prior periods presented, home services operations are reported as discontinued operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $337,149 at the quarter ended September 30, 2020, compared to $666,810 at year-end December 31, 2019. Real estate held for investment decreased to $244,789 at the quarter ended September 30, 2020, compared to $380,515 at year-end December 31, 2019, and real estate held for resale increased to $133,909 at the quarter ended September 30, 2020, compared to $98,910 at year-end December 31, 2019. The fluctuations in real estate amounts are primarily due to the opportunistic sales of certain EDI Real Estate rental properties. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time. Also, our total notes payable decreased to $499,678 from $511,025 during the same time period.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of September 30, 2020 and December 31, 2019 is as shown:

	September 30, 2020	December 31, 2019
Current	$46,637	$50,909
30 – 60 days	1,976	1,495
60 + days	1,211	485
Total	$49,824	$52,889

We have no material capital expenditure requirements.

Contractual Obligations

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of September 30, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

Also through the asset management operations segment, an operating lease on office space in New York City commenced on October 1, 2017. This lease extended through September 30, 2020.

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

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of September 30, 2020.

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

These periods of volatility do not typically have significant short-term cash flow impacts; however, due to the Company’s relative size, there is an inherent lack of affordable, short-term lending options in the event of an unexpected negative cash flow situation. As previously mentioned, during the quarterly period ended June 30, 2020, the Company received loan proceeds in the amount of $125,102 under the Paycheck Protection Program. The Small Business Administration has determined that companies of our size generally are less likely to have access to adequate sources of liquidity in the current economic environment, and because of this, has established a safe harbor whereby borrowers that received PPP loans with an original principal amount of less than $2 million will be deemed to have made the required certification concerning the necessity of the loan request in good faith.

Management continues to monitor and assess all Company operations for additional potential impacts of the COVID-19 pandemic. As of the quarterly period ended September 30, 2020, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the COVID-19 pandemic ultimately may impact our business, financial condition, liquidity and results of operations likely will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on employees, customers and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the pandemic.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Pursuant to Item 103 of Regulation S-K, as amended, the information required by this item is provided by cross-reference to the Company’s legal proceedings disclosure located under the Litigation & Legal Proceedings heading in Note 11 to the accompanying unaudited consolidated financial statements (see page 22).

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
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019; (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019; (vi) Notes to Unaudited Condensed Consolidated Financial Statements

*Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020, and incorporated herein by reference.

**Filed as Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: November 13, 2020	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: November 13, 2020	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)