Form 10-K
period 2020-12-31
ENTERPRISE DIVERSIFIED, INC.
filed 2021-03-29
CIK 1096934

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).☐ Yes    ☒ No

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,381,710 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.125 par value, as of March 26, 2021 is 2,647,383.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2021 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 27, 2021, are incorporated by reference into Part III of this Form 10-K.

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

During the year ended December 31, 2020, the Company operated through four reportable segments:

●	Asset Management Operations - this segment includes revenue and expenses derived from our various joint ventures, service offerings, and initiatives undertaken in the asset management industry;
●

Real Estate Operations - this segment includes (i) our equity in Mt Melrose, LLC, which manages properties held for investment and held for resale located in Lexington, Kentucky, and (ii) revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia;

●	Internet Operations - this segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services; and
●

Other Operations - this segment includes any revenue and expenses from nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business, and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations, comprised of former subsidiary Specialty Contracting Group, LLC’s operation of HVAC and plumbing companies in Arizona. However, for the year ended December 31, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC.

Willow Oak is an asset management platform focused on growing and enhancing the alternative investment landscape. Willow Oak seeks partnerships with alternative investment managers in the early stages of growth in order to build a network of unique investment opportunities for investors and scalable, professional operations for managers. Willow Oak offers affiliated managers strategic consulting, operational support and growth opportunities through minority partnerships and other bespoke relationships. Affiliations to date include fund seeding and reinvestments, fund launching, investor relations, and fund management administrative support. The Company intends to actively expand its Willow Oak platform with additional offerings that enhance the value of the Willow Oak platform to managers and funds across the investing community.

On August 21, 2020, Willow Oak created two wholly-owned entities, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”), to support this partnership model in perpetuity. Willow Oak AMS earns gross revenue shares commensurate with ownership stakes in investment management firms in exchange for the provision of benefits of affiliation and ongoing fund management services (“FMS”). Willow Oak FMS earns a direct fee from affiliated limited partnerships for rendering administrative, compliance, and tax and audit liaison services.

Real Estate Operations

As has been previously reported in December 2017, ENDI created a wholly-owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. See Note 4 for more information.

Our other real estate operations include activity from a legacy real estate investment portfolio held through EDI Real Estate, LLC, a wholly-owned subsidiary. The portfolio, primarily located in the Roanoke area of Virginia, includes residential properties and vacant land. The portfolio includes single-family homes that are currently rented and managed through a third-party property manager, as well as other properties being listed for sale.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly-owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity that is not considered to be one of the Company’s primary lines of business. This activity includes opportunities such as the Company’s former investment activity with Huckleberry Real Estate Fund II, LLC and its existing financing arrangement regarding Triad Guaranty, Inc.

Other operations also include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Discontinued Operations - Home Services Operations

Prior to May 24, 2019, the Company operated a home services operations segment through its former subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC). The Company had organized and launched this subsidiary in June 2016, initially with an unaffiliated third party. Specialty Contracting Group was focused on the management of HVAC and plumbing companies in Arizona.

As has been previously reported, on May 24, 2019, the Company, via Specialty Contracting Group, completed a divestiture of the home services operations to an unaffiliated third-parity purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, all of Specialty Contracting Group’s personal property and customer lists and records were conveyed to Rooter Hero, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed Specialty Contracting Group’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s then-remaining customer accounts going forward. No cash consideration was exchanged in the transaction. Rather, as consideration for the transaction, Rooter Hero agreed to pay monthly royalties for the sixty (60) months following the closing calculated on the basis of any revenue actually received from the customer accounts transferred (7.5% of any monthly revenue generated from qualified sales during the first year, and 5% of any such monthly revenue during years two through five; in each case subject to reduction for pre-approved warranty-related costs concerning select customers).

On October 22, 2019, the Company, as and being the sole and managing member of Specialty Contracting Group, LLC, resolved to dissolve and wind up Specialty Contracting Group and proceed with distributing its assets in accordance with §18-804 of the Delaware Limited Liability Company Act. Management had determined that Specialty Contracting Group’s continued existence was not reasonably practicable or financially feasible; the entity having no operational capabilities, no significant assets, and no prospects for the carrying on of any business or receipt of revenue. All of Specialty Contracting Group’s cash on hand was paid out ratably to its creditors and claimants; however, its assets were not sufficient to satisfy in full its known liabilities. After making such payments out of and to the extent of its assets, Specialty Contracting Group filed a Certificate of Cancellation with the Secretary of State of the State of Delaware on November 15, 2019, thereby effecting the cancellation and termination of the legal existence of the entity.

See Note 3 for more information.

Products and Services

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earns a share of management and performance fees earned. As of December 31, 2020, Willow Oak continues to hold its direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak and managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance, and tax and audit liaison services it renders.

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance and legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers.  Willow Oak earns monthly and annual fees as consideration for these services.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This joint venture, of which Willow Oak Capital Management is a 10% beneficial owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. Willow Oak provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance, and tax and audit liaison services it renders.

On September 29, 2020, Willow Oak, through Willow Oak Asset Management Affiliate Management Services, LLC ("Willow Oak AMS"), executed a strategic relationship agreement with SVN Capital, LLC to become a 20% beneficial owner of the firm in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak FMS. As a beneficial owner of SVN Capital, LLC, Willow Oak is entitled to 20% of gross management and performance fees earned by the firm. Additionally, Willow Oak FMS earns a direct fee from SVN Capital Fund, LP, a private investment fund launched by the firm’s managing member, for the administrative, compliance and tax and audit liaison services it renders.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly-owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. See Note 4 for more information.

As has been previously reported, in July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of December 31, 2020, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes four residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes occupied single-family homes that are managed by a third-party property management company. The leases in effect as of December 31, 2020, are based on annual time periods and include month-to-month provisions after the completion of the initial term.

State and municipal laws and regulations govern the real estate industry and do not vary significantly from one community to another. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern rental properties and also do not vary significantly throughout our real estate holding areas.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly-owned subsidiary. Sitestar.net is an Internet Service Provider (ISP) that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. We provide services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL and fiber-optic), as well as web hosting and related services to consumers and businesses.

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

As of December 31, 2020, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the year ended December 31, 2020.

Management routinely endeavors to identify the market value for domain names owned by the Company in order to assess potential income opportunities. Management evaluates these domain names for third-party sales potential, as well as for other marketing opportunities that could generate new revenue from current customers who utilize the domains.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main recent activities comprising other operations.

Former Investment Activity with Huckleberry Real Estate Fund

In January 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. In May 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company. During the quarter ended March 31, 2019, all contributed capital was returned in full and a gain of $212,631 was recognized as revenue through the other operations segment on our consolidated statements of operations for the year ended December 31, 2019. Accordingly, this investment activity with Huckleberry Real Estate Fund II, LLC was completed prior to commencement of the fiscal year ended December 31, 2020.

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares and recognized a gain of $76,500 on the transaction. This gain is included in investment income on the accompanying consolidated statements of operations for the year ended December 31, 2019. On December 31, 2020, the Company accepted a revision of terms to the original promissory note which include, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Employees

As of December 31, 2020, we employed seven full-time individuals through the asset management, real estate, internet, and other operations segments. We also utilize outside contractors as necessary to assist with financial reporting, technical support, and customer service. Our employees are not unionized, and we consider relations with employees to be favorable.

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

As of December 31, 2020, through EDI Real Estate, LLC, the Company owns various real estate properties including four residential properties and interests in several undeveloped lots.

ITEM 3.	LEGAL PROCEEDINGS

Pursuant to Item 103 of Regulation S-K, as amended, the information required by this Item 3 is provided by cross-reference to the Company’s legal proceedings disclosure located under the Litigation & Legal Proceedings heading in Note 11 to the accompanying consolidated financial statements (see page 41).

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Enterprise Diversified’s Common Stock is listed on the OTC QB Markets (“OTCQB”) under the symbol “SYTE.”

Record Holders

As of March 26, 2021, we had approximately 117 shareholders of record. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Equity Compensation Plans

On November 7, 2019, Enterprise Diversified’s Governance, Compensation, and Nomination Committee of the Board of Directors approved the creation of an equity incentive program for board members as well as eligible senior management. The Committee determined that it was advisable, and in the best interests of the Company and its stockholders, to provide guidelines for the issuance of equity incentive awards, such as restricted stock and restricted stock units, to attract, retain, and motivate eligible persons whose present and potential contributions are important to the long-term success of the Company and its subsidiaries and to align their interests with those of the Company’s stockholders. Consistent with this and the Company’s intention to retain its cash, it was also determined that such a program would provide for a more-formal process by which amounts of director’s fees and annual management bonuses accrued from time to time could be paid, at the direction of the Committee, in shares of Common Stock in lieu of cash. The provisions of the program were memorialized as the Enterprise Diversified, Inc. 2020 Equity Incentive Plan (the “2020 EIP”), which was approved and adopted by the Board effective as of January 31, 2020. The 2020 EIP may be amended or terminated at any time by the Board or the Committee. Effective January 31, 2021, the Board adopted an amendment to the 2020 EIP solely to increase the stated number of shares available for issuance thereunder, so as to accommodate the Company’s February 3, 2021 issuance of shares noted below. A copy of such amendment accompanies this Report as Exhibit 10.8.

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

On February 3, 2021, the Company issued a total of 45,143 unregistered shares of its Common Stock to members of the Board of Directors and select senior management in lieu of cash payment of certain accrued director’s fees and annual management bonuses, in line with the 2020 EIP described above. The number of shares issued was determined by the Governance, Compensation, and Nomination Committee of the Board of Directors using the volume weighted average price of a share of Common Stock for the ninety (90) days immediately preceding January 31, 2021, which equaled $5.3166. To the extent this issuance constituted an offer or sale of securities under the Securities Act, it was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s accompanying consolidated financial statements and accompanying notes as of and for the years ended December 31, 2020 and 2019. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Summary of Financial Performance

Common stockholders’ equity increased from $10,633,958 at December 31, 2019, to $14,043,411 at December 31, 2020. This change was primarily attributable to $3,267,052 of net income in the asset management operations segment, $467,824 of net income in the internet operations segment, $202,676 of net income in the real estate operations segment, and $165,186 of net income resulting from discontinued operations under the home services operations segment, and was partially offset by $823,334 of net loss in the other operations segment. Corporate expenses for the year ended December 31, 2020, included in the net loss from other operations, totaled $966,862. Total comprehensive net income for the year ended December 31, 2020 equaled $3,279,404.

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

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
ASSETS
Cash and equivalents	$341,007	$337,149	$425,985	$553,468	$666,810
Accounts receivables, net	144,791	49,824	28,394	35,298	52,889
Investments, at fair value	13,574,462	11,135,580	9,586,178	8,354,270	10,126,204
Real estate, total	241,876	378,698	383,128	376,499	479,425
Goodwill and other assets	555,044	524,772	545,407	548,725	574,316
Total assets	$14,857,180	$12,426,023	$10,969,092	$9,868,260	$11,899,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$65,524	$63,573	$77,670	$188,732	$157,934
Accrued expenses	306,063	176,904	119,839	124,255	198,374
Deferred revenue	192,088	213,498	210,671	201,430	204,960
Notes payable and other liabilities	250,094	646,791	666,608	561,004	704,418
Total liabilities	813,769	1,100,766	1,074,788	1,075,421	1,265,686
Total stockholders’ equity	14,043,411	11,325,257	9,894,304	8,792,839	10,633,958
Total liabilities and stockholders’ equity	$14,857,180	$12,426,023	$10,969,092	$9,868,260	$11,899,644

Financial Condition, Liquidity, and Capital Resources

During 2020, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the year ended December 31, 2020, and for all prior periods presented, home services operations are reported as discontinued operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $341,007 at the year ended December 31, 2020, compared to $666,810 at year-end December 31, 2019. Real estate held for investment decreased to $241,876 at the year ended December 31, 2020, compared to $380,515 at year-end December 31, 2019, and real estate held for resale decreased to $0 at the year ended December 31, 2020, compared to $98,910 at year-end December 31, 2019. Total notes payable also decreased to $250,094 at the year ended December 31, 2020, from $511,025 at year-end December 31, 2019. The decreases in real estate and notes payable are primarily due to the opportunistic sales of certain EDI Real Estate rental properties. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of December 31, 2020, and December 31, 2019, is as shown:

	December 31, 2020	December 31, 2019
Current	$142,121	$50,909
30 – 60 days	1,836	1,495
60 + days	834	485
Total	$144,791	$52,889

We have no material capital expenditure requirements.

During the quarterly period ended June 30, 2020, the Company received loan proceeds in the amount of $125,102 under the Paycheck Protection Program, as amended (the “PPP”), administered by the U.S. Small Business Administration. The PPP, established as part of the U.S. Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), generally provided for economic assistance in the way of loans to qualifying business for amounts up to two-and-a-half times the average monthly payroll expenses of the qualifying business. Under the PPP, amounts of loan principal and accrued interest were eligible for forgiveness after a period, as selected by the borrower, of either eight or twenty-four weeks, provided the borrower used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintained its payroll levels. The amount of loan forgiveness was subject to reduction if the borrower terminated employees or reduced salaries during the selected time period.

The Company applied for and was granted loan forgiveness by the Small Business Administration for the full value of its PPP loan in December 2020. The principal value of the loan, along with accrued interest, has been recognized as other income on the accompanying consolidated statements of operations for the year ended December 31, 2020.

During the quarter ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. During January 2020, one of these notes was paid off. Additionally, during the quarter ended September 30, 2018, EDI Real Estate, LLC issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years.

Notes payable as of December 31, 2020 and 2019, consisted of the following:

	Interest Rates	Average Term	2020	2019
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	$154,094	$373,425
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	96,000	137,600
Less current portion			(5,609)	(11,453)
Long-term portion			$244,485	$499,572

The timing of future payments of notes payable are as follows:

2021	$5,609
2022	101,507
2023	5,828
2024	6,145
2025 and thereafter	131,005
Total	$250,094

Off-Balance Sheet Arrangements

We were not a party to any material off-balance sheet arrangements as of December 31, 2020, nor at any time from January 1, 2020 through December 31, 2020.

Other Contractual Obligations

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of December 31, 2020, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying consolidated statements of operations.

Also through the asset management operations segment, an operating lease on office space in New York City commenced on October 1, 2017, and extended through September 30, 2020. On October 1, 2020, the Company renewed this lease on a month-to-month basis at a reduced rate for limited access given the state of the New York City rental market as a result of the COVID-19 pandemic.

Through the former home services operations segment, an operating lease on warehouse and office space in Scottsdale, Arizona, commenced on May 1, 2018. This lease would have extended through May 31, 2021. This lease was not conveyed with the divestiture on May 24, 2019. Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC) was the lessee party to the lease. However, Specialty Contracting Group, in connection with its dissolution and winding up, surrendered possession of the premises to the landlord, in default of this lease. As of December 31, 2020, the remaining balance of the lease liability has been written off as the likelihood for any future collection is remote. This reduction in liability is included as income from discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2020.

As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against any losses actually incurred as a result of breaches of the Company’s representations and warranties made under the agreement. To date, Woodmont has made several claims for indemnification under the agreement, all of which have been rejected and disputed by the Company. Also, in connection with the transaction, the Company and Woodmont entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth the general terms and conditions governing the arrangements between the two members. The A&R LLC Agreement provides that the business and affairs of Mt Melrose will be managed exclusively by one or more managers; and Woodmont is designated as the sole manager. In addition, the Company expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose; and with respect to any matters requiring a vote of the members, the Company will vote with (i.e., the same as) Woodmont. Subsequent to the transaction, Woodmont, as the manager of Mt Melrose, has purported that the Company’s membership interest in Mt Melrose has been diluted to 20.8%. The Company disputes this assertion and maintains that it has retained its 35% membership interest.

Discussion Regarding COVID-19 Potential Impacts

Due to the continuing uncertainty surrounding the COVID-19 pandemic, the Company has experienced, and continues to expect, market volatility as primarily related to its investment in the Alluvial Fund. As reported in prior periods, this volatility can create periods when the asset management operations segment produces negative revenue amounts. Due to the size of the investment, these negative revenue amounts can also have a sizable impact on the Company’s balance sheets at a given point-in-time. The nature of this investment has inherent market risks, and short-term results can be unpredictable.

Thus far, such periods of volatility have not had significant short-term cash flow impacts to the Company; however, due to the Company’s relative size, there is an inherent lack of affordable, short-term lending options in the event of an unexpected negative cash flow situation. As previously mentioned, during the quarterly period ended June 30, 2020, the Company received loan proceeds in the amount of $125,102 under the Paycheck Protection Program. The Small Business Administration determined that companies of our size generally were less likely to have access to adequate sources of liquidity in the current economic environment, and because of this, established a safe harbor whereby borrowers that received PPP loans with an original principal amount of less than $2 million were deemed to have made the required certification concerning the necessity of the loan request in good faith.

Management continues to monitor and assess all Company operations for additional potential impacts of the COVID-19 pandemic. As of the year ended December 31, 2020, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact our business, financial condition, liquidity and results of operations likely will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the continuing pandemic, the direct and indirect impact of the continuing pandemic on our employees, customers and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the continuing pandemic.

Results of Operations

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”). These subsidiaries were formed on October 10, 2016, May 24, 2018, and August 21, 2020, respectively. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two new partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched. During the year ended December 31, 2019, one new joint venture was formed in which Willow Oak Capital Management is a non-managing beneficial owner. During the year ended December 31, 2020, we assisted in the launch of a new private investment fund, and two new wholly-owned entities, Willow Oak AMS and Willow Oak FMS, were formed to advance strategic relationships with external investment firms. Additionally, Willow Oak formalized a new strategic relationship with an investment firm, becoming a non-managing beneficial owner in exchange for the provision of certain ongoing FMS and operational services.

As of December 31, 2020, Willow Oak continues to hold a direct investment in the Alluvial Fund, LP. The realized and unrealized investment gains and losses are reported as revenue on the accompanying consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period. Willow Oak continues to earn revenue through the remaining fee share arrangements, as well as through fund management services.

During the year ended December 31, 2020, the asset management operations segment produced $3,690,473 of revenue. Cost of revenue was $0 and operating expenses totaled $425,704. Other income attributable to the asset management operations segment totaled $2,283. Net income for the year ended December 31, 2020, totaled $3,267,052. This compares to the year ended December 31, 2019, when the asset management operations segment produced $1,773,276 of revenue, cost of revenue was $0, and operating expenses totaled $410,226. Additionally, other income for the year ended December 31, 2019, was $36,565, and total net income for the year ended December 31, 2019, was $1,399,615. The increase in revenue in 2020 is due to market volatility and increased returns through the Company’s Alluvial investment along with an increase in fee share revenues from the new service and affiliate relationships. The slight increase in operating expenses is primarily due to higher payroll expenses as the segment expands its fund management services offerings. Other income for the segment is primarily due to sub-lease rental income earned through the Company’s New York office space.

As of December 31, 2020, the fair value of long-term investments held through the asset management operations segment totaled $13,520,616. This compares to the fair value of long-term investments held at December 31, 2019, which totaled $10,072,358. The increase in investments is attributable to positive Alluvial Fund performance during the year ended December 31, 2020. Management notes that, while short-term market volatility can have a significant effect on reported revenue for a given period, the Company’s overall investment strategy is ultra-long-term focused.

The tables below provide a summary of income statement amounts over time. These figures are specific to the asset management operations segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues	$3,690,473	$1,773,276
Cost of revenue	—	—
Operating expenses	425,704	410,226
Other income (expense)	2,283	36,565
Comprehensive income (loss)	$3,267,052	$1,399,615

Asset Management Operations Revenue	Year Ended December 31, 2020	Year Ended December 31, 2019
Unrealized gains on investment activity	$3,424,267	$1,607,644
Management and performance fee revenue	176,598	65,171
Fund management services revenue	89,608	100,461
Total revenue	$3,690,473	$1,773,276

Quarterly	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues	$2,559,658	$1,607,150	$1,268,819	$(1,745,154)
Cost of revenue	—	—	—	—
Operating expenses	102,353	120,368	93,742	109,241
Other income (expense)	—	—	—	2,283
Comprehensive income (loss)	$2,457,305	$1,486,782	$1,175,077	$(1,852,112)

Real Estate Operations

EDI Real Estate Operations

For the year ended December 31, 2020, the EDI Real Estate operations generated revenue of $578,313, which includes rental revenue of $59,313, and the cost of revenues of $326,636, which includes $43,726 of cost of rental revenues. Operating expenses for the year ended December 31, 2020, were $31,937 and other expenses totaled $17,064. Net income for EDI Real Estate operations for the year ended December 31, 2020, totaled $202,676. This compares to the year ended December 31, 2019, when EDI Real Estate operations generated revenue of $171,792, including rental revenue of $76,792, cost of revenues of $209,410, including cost of rental revenues of $104,279, operating expenses of $42,080, other expenses of $75,359, and a total net loss of $155,057. Other expenses incurred during the years ended December 31, 2020 and 2019, were primarily interest-related expenses. Significant deferred maintenance expenses incurred in the prior year did not recur, which resulted in a current year decrease in the cost of rental revenue.

For the year ended December 31, 2020, depreciation expense on the EDI Real Estate portfolio of properties was $15,774. This compares to depreciation expense for the year ended December 31, 2019, when depreciation expense on the EDI Real Estate portfolio of properties was $22,161.

During the year ended December 31, 2020, four properties held for resale were sold for gross proceeds of $519,000.  Net proceeds totaled $229,209. This compares to their carrying value of $232,744, which resulted in net gains of $286,256 being recognized on the sales. This compares to the year ended December 31, 2019, when one property held for resale was sold for gross proceeds of $95,000 and net proceeds totaled $84,869. This compared to its carrying value of $95,000, which resulted in no gain or loss being recognized on the sale during the year ended December 31, 2019. No properties were purchased during the years ended December 31, 2020 or 2019.

No impairment adjustments were recorded during the year ended December 31, 2020. During the year ended December 31, 2019, net impairment adjustments of $26,170 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value throughout the year.

Through EDI Real Estate, as of December 31, 2020 and 2019, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	December 31, 2020	December 31, 2019
Units occupied or available for rent	4	6
Vacant lots held for investment	3	—
Total units held for investment	7	6

Units held for resale	—	2
Vacant lots held for resale	—	3
Total units held for resale	—	5

Units held for investment consist of single-family residential rental units.

The leases in effect, as of December 31, 2020, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	December 31, 2020	December 31, 2019
Total real estate held for investment	$303,158	$484,590
Accumulated depreciation	(61,282)	(104,075)
Real estate held for investment, net	241,876	380,515

Real estate held for resale, net	$—	$98,910

Mt Melrose Operations

As described in Note 4, management previously determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event was included on our consolidated statements of operations for given prior reporting periods under the real estate segment. No Mt Melrose activity is included on the consolidated statements of operations for the year ended December 31, 2020. For the year ended December 31, 2019, Mt Melrose activity is only included through June 27, 2019, the date of the majority sale of the Company’s membership interest. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our consolidated balance sheets. Accordingly, there are no consolidated Mt Melrose assets as of the years ended December 31, 2020 and 2019 included on the accompanying consolidated balance sheets.

For the year ended December 31, 2019, the Mt Melrose portfolio generated rental revenue of $365,971. The cost of rental revenue totaled $276,049. Operating expenses for the year ended December 31, 2019, were $295,945. Other expenses totaled $4,580,940 and the net loss for the year ended December 31, 2019, totaled $4,786,963. Other expenses for the year ended December 31, 2019 are primarily related to the loss recognized on the equity sale of the Mt Melrose entity mentioned previously, which totaled $4,157,809.

During the year ended December 31, 2019, depreciation expense on the Mt Melrose portfolio of properties totaled $110,978.

During the year ended December 31, 2019, Mt Melrose sold nineteen residential properties and five vacant lots for gross proceeds of $775,850. Net proceeds totaled $151,672. This compares to their carrying value of $755,918, which resulted in a net gain of $16,932. No purchases were made during the year ended December 31, 2019.

During the year ended December 31, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale in order to properly reflect market value at that time. Later in the year, the commercial warehouse was sold for gross proceeds of $850,000. Net proceeds after closing costs and a promissory note payoff were $487,944, which resulted in a loss on the sale in the amount of $56,467. This loss is included in other expenses under the real estate segment for the year ended December 31, 2019.

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

For the years ended December 31, 2020 and 2019, the Company’s remaining investment in Mt Melrose is carried on our consolidated balance sheets as $53,846. This carrying value is reflective of the mechanics of the June 27, 2019 transaction, rather than management’s perceived value of the Company’s remaining interest. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties have allowed the portfolio to continue its redirection, which management believes will provide long-term returns greater than its current carrying value.

The tables below provide a summary of income statement amounts over time. These figures are specific to the real estate segment as a whole and are presented for the annual and quarterly periods designated below. Revenue and expenses related to the Mt Melrose portfolio of properties are included through the consolidation period, which ended on June 27, 2019 upon the Company’s majority equity sale of the entity.

Annual	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues	$578,313	$537,763
Cost of revenue	326,636	485,459
Operating expenses	31,937	338,025
Other income (expense)	(17,064)	(4,712,766)
Comprehensive income (loss)	$202,676	$(4,998,487)

Quarterly	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues	$358,541	$16,129	$16,494	$187,149
Cost of revenue	175,156	12,157	7,114	132,209
Operating expenses	8,286	5,940	1,075	16,636
Other income (expense)	(3,610)	(5,456)	(6,730)	(1,268)
Comprehensive income (loss)	$171,489	$(7,424)	$1,575	$37,036

Internet Operations

Revenue attributed to the internet operations segment during the year ended December 31, 2020, totaled $978,946 and cost of revenue totaled $321,582. Operating expenses for the segment totaled $193,791 for the year ended December 31, 2020, and other income totaled $4,251. Net income for the internet segment was $467,824 for the year ended December 31, 2020. This compares to the year ended December 31, 2019, when revenue totaled $1,066,229, cost of revenues totaled $330,654, operating expenses were $223,118, other income was $10,169, and comprehensive income was $519,572. Included in the segment’s comprehensive income for the year ended December 31, 2019, was an accumulated other comprehensive loss related to the recognition of foreign currency translation adjustments. Other income for the years ended December 31, 2020 and 2019, is primarily the result of refundable sales tax credits and credit card rewards.

As of December 31, 2020, we have a total of 7,009 customer accounts across the U.S. and Canada. This compares to the year ended December 31, 2019, when we had a total of 7,466 customer accounts. As of December 31, 2020, approximately 60% of our internet segment revenue is driven by internet access services, with the remaining 40% being earned though web hosting and other web-based storage services.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $929,383 and revenue generated by our Canadian customers totaled $49,563 during the year ended December 31, 2020. This compares to revenue generated by our U.S. customers of $1,011,407 and revenue generated by our Canadian customers of $54,822 during the year ended December 31, 2019.

The tables below provide a summary of income statement amounts over time. These figures are specific to the internet operations segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues	$978,946	$1,066,229
Cost of revenue	321,582	330,654
Operating expenses	193,791	223,118
Other income (expense)	4,251	10,169
Other comprehensive income (loss)	—	(3,054)
Comprehensive income (loss)	$467,824	$519,572

Quarterly	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues	$237,935	$242,237	$245,215	$253,559
Cost of revenue	69,753	85,412	79,229	87,188
Operating expenses	50,270	49,239	46,434	47,848
Other income (expense)	351	777	2,753	370
Comprehensive income (loss)	$118,263	$108,363	$122,305	$118,893

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. Net income reported from discontinued operations related to the home services operations segment for the year ended December 31, 2020 was $165,186. Included in this amount is $147,113 of extinguished debt from expired historical obligations. Also included in net income is a $20,484 loss recovery on discontinued operations that represents royalties earned in accordance with the Rooter Hero royalty arrangement mentioned previously. This compares to the net loss of $1,510,475 reported from discontinued operations related to the home services operations segment for the year ended December 31, 2019.

Other Operations

The Company’s other operations segment did not produce any revenue or cost of goods sold during the year ended December 31, 2020. Operating expenses totaled $966,862 and other income was $143,528 for the year ended December 31, 2020. Included in other income for the other operations segment is $125,839 of debt extinguishment as a result of the forgiveness of the Company’s PPP loan. Corporate operating expenses accounted for the full $966,862 of reported operating expenses. This resulted in a net loss of $823,334 for the other operations segment for the year ended December 31, 2020. This compares to the year ended December 31, 2019, when our other operations segment produced $212,631 of revenue and no cost of goods sold. Operating expenses totaled $1,101,098 and other income was $96,551 for the year ended December 31, 2019. The other income was primarily related to a realized gain on the sale of Triad Guaranty, Inc. stock. Corporate operating expenses accounted for the full $1,101,098 of reported operating expenses for our other operations. This resulted in a net loss of $791,916 for our other operations segment for the year ended December 31, 2019.

Corporate expenses were lower for the year ended December 31, 2020 primarily due to a decrease in accounting fees, legal fees, and payroll allocations but were offset by an increase in director fees, which are non-cash.

The tables below provide a summary of income statement amounts over time. These figures are specific to other business segments, including corporate and various other investments, and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues	$—	$212,631
Cost of revenue	—	—
Operating expenses	966,862	1,101,098
Other income (expense)	143,528	96,551
Comprehensive income (loss)	$(823,334)	$(791,916)

Quarterly	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Operating expenses	307,873	165,165	204,391	289,433
Other income (expense)	129,546	6,540	3,750	3,692
Comprehensive income (loss)	$(178,327)	$(158,625)	$(200,641)	$(285,741)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

The information required by this Item 8 may be found immediately after the signatures to this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in our Current Report on Form 8-K filed with the SEC on July 15, 2019, on July 10, 2019, the Company formally engaged Brown Edwards & Company, LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2019. Prior to this time, Cherry Bekaert, LLP had been appointed as the Company’s independent registered public accounting firm for the year ending December 31, 2019, having served as the Company’s independent registered public accounting firm since 2016. There has been no other change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2020, and there have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2020, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

The management of Enterprise Diversified, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weakness in our internal control over financial reporting as of December 31, 2020:

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

Changes in Our Internal Controls

During the year ended December 31, 2020, the Company continued to uphold its established processes and controls surrounding its financial reporting, but did not make any significant modifications to its control environment.

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

None.

PART III

We expect to file with the SEC in April 2021 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our annual meeting of stockholders scheduled to be held on May 27, 2021.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management,” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers” and “Information as to Certain Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the section entitled “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements – Contained in Item 8:

(b)	Exhibits – The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit	Description

3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992) (a)

3.1(ii)	Amended Articles of Incorporation (July 29, 1998) (a)

3.1(iii)	Amended Articles of Incorporation (October 26, 1998) (a)

3.1(iv)	Amended Articles of Incorporation (July 14, 1999) (a)

3.1(v)	Amended Articles of Incorporation (July 28, 1999) (a)

3.1(vi)	Certificate of Amendment to the Articles of Incorporation (January 23, 2018) (e)

3.1(vii)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 (June 1, 2018) (h)

3.1(viii)	Certificate of Amendment to the Articles of Incorporation (June 1, 2018) (i)

3.1(ix)	Certificate of Designation of Series A Preferred Stock of Enterprise Diversified, Inc. (n)

3.2(i)	Bylaws of the Registrant (December 17, 1992) (a)

3.2(ii)	Amended Bylaws of the Registrant (January 28, 2015) (b)

4.1	Tax Benefit Preservation Plan, dated as of July 24, 2020, by and between Enterprise Diversified, Inc. and Colonial Stock Transfer Company, Inc., as rights agent (o)

10.1	Limited Partnership Agreement of Alluvial Fund, LP dated as of January 1, 2017, and entered into by Willow Oak Asset Management, LLC on December 27, 2016 (c)

10.2	Side Letter Agreement dated December 28, 2016, by and between Willow Oak Asset Management, LLC and Alluvial Capital Management, LLC (for itself and on behalf of Alluvial Fund, LP) (d) *

10.3	Employment Agreement dated January 25, 2017 by and between Sitestar Corporation and Tabitha Keatts (f)

10.4	Amendment to Alluvial Side Letter Agreement (December 15, 2017) (g)

10.5	Employment Agreement effective as of October 5, 2018 by and between the Registrant and Alea A. Kleinhammer (j)

10.6	Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC dated June 27, 2019 (l)

10.7	Enterprise Diversified, Inc. 2020 Equity Incentive Plan (m)

16.1	Letter of Cherry Bekaert, LLP dated July 15, 2019 (k)

10.8	Amendment to Enterprise Diversified, Inc. 2020 Equity Incentive Plan adopted January 31, 2021**

21	List of Subsidiaries **

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit	Description

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, and the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the Years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2020 and 2019 (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2020 and 2019; (v) Notes to Consolidated Financial Statements

(a) Filed as an exhibit to the Registrant’s Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999, and incorporated herein by reference.

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

(e) Filed as Exhibit 3.1 to Registrant’s Form 8-K Amendment No. 1 filed with the Securities and Exchange Commission on January 24, 2018, and incorporated herein by reference.

(f) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2017, and incorporated herein by reference.

(g) Filed as Exhibit 10.13 to Registrant’s Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 30, 2018, and incorporated herein by reference.

(h) Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2018, and incorporated herein by reference.

(i) Filed as Exhibit 3.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2018, and incorporated herein by reference.

(j) Filed as Exhibit 10.12 to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019, and incorporated herein by reference.

(k) Filed as Exhibit 16.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 15, 2019, and incorporated herein by reference.

(l) Filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 3, 2019, and incorporated herein by reference.

(m) Filed as Exhibit 99.1 to Registrant’s Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020, and incorporated herein by reference.

(n) Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020, and incorporated herein by reference.

(o) Filed as Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020, and incorporated herein by reference.

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

ENTERPRISE DIVERSIFIED, INC.

(REGISTRANT)

Date: March 29, 2021	By:	/s/Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: March 29, 2021	By:	/s/Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2021	By:	/s/Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: March 29, 2021	By:	/s/Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)

Date: March 29, 2021	By:	/s/Jeremy K. Deal
Jeremy K. Deal
Vice-Chairman

Date: March 29, 2021	By:	/s/Keith D. Smith
Keith D. Smith
Director

Date: March 29, 2021	By:	/s/Thomas Braziel
Thomas Braziel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Enterprise Diversified, Inc.

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enterprise Diversified, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from customers across multiple revenue streams. The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the significant audit effort in performing procedures and evaluating evidence related to the Company’s revenues, as well as the judgment in determining that revenues were recognized in the correct period.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of the Company’s revenue recognition processes. We reviewed the Company’s revenue recognition policies to test that they were in accordance with accounting principles generally accepted in the United States of America. For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to contractual agreements, invoices, collections, and testing the mathematical accuracy of the recorded revenue, as well as the related receivable or deferred revenue balances.  For a sample of accounts receivable balances, we confirmed the amounts due to the Company at year-end directly with customers.

Valuation of Investments

Description of the Matter

At December 31, 2020, the Company’s investments included $13,520,616 in an alternative investment fund at fair value. The fair value of this fund is determined by management using the net asset value (“NAV”) practical expedient for estimating fair value as disclosed in Notes 5 and 6 to the consolidated financial statements. The principal considerations for our determination that performing procedures relating to investment valuation is a critical audit matter are the significant audit effort in performing procedures and evaluating evidence related to the Company’s valuation, including the use of a specialist.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of the Company’s investment valuation process, including management’s assessment of the significant inputs and estimates used in the fair value measurement. We confirmed the Company’s reported fair value directly with the fund manager including the Company’s ownership percentage of the fund’s net assets. We utilized a third-party valuation specialist with specialized skills and knowledge who assisted in evaluating the reasonableness of the fair value measurement. The specialist tested the valuation of the fund’s underlying investment holdings and reviewed the fund’s valuation methodologies for conformity with accounting principles generally accepted in the United States of America. We also reviewed subsequent events and valuation balances and considered whether they corroborated or contradicted the Company’s year-end value.

/s/ Brown, Edwards & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Lynchburg, Virginia

March 29, 2021

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$341,007	$666,810
Accounts receivable, net	144,791	52,889
Other current assets	44,530	29,555
Current assets - held for resale	231	428
Total current assets	530,559	749,682
Long-term Assets
Real estate - held for investment, net	241,876	380,515
Real estate - held for resale, net	—	98,910
Property and equipment, net	13,707	17,753
Goodwill, net	212,445	212,445
Note receivable	210,879	195,121
Long-term investments	13,574,462	10,126,204
Lease right-of-use assets	—	45,056
Other assets	73,252	73,958
Total long-term assets	14,326,621	11,149,962
Total assets	$14,857,180	$11,899,644
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$65,524	$157,934
Accrued compensation	281,904	175,259
Accrued expenses	24,159	23,115
Deferred revenue	192,088	204,960
Lease liability, current	—	46,435
Notes payable, current	5,609	11,453
Other current liabilities - held for resale	—	146,958
Total current liabilities	569,284	766,114
Long-term Liabilities
Notes payable, net of current portion	244,485	499,572
Total long-term liabilities	244,485	499,572
Total liabilities	813,769	1,265,686
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,602,240 and 2,566,646 shares issued and outstanding	325,280	320,831
Additional paid-in capital	27,439,334	27,313,734
Accumulated deficit	(13,721,203)	(17,000,607)
Total stockholders’ equity	14,043,411	10,633,958
Total liabilities and stockholders’ equity	$14,857,180	$11,899,644

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Revenues - asset management	$3,690,473	$1,773,276
Revenues - real estate	578,313	537,763
Revenues - internet operations	978,946	1,066,229
Revenues - other	—	212,631
Total revenues	5,247,732	3,589,899

Cost of revenues - real estate	326,636	485,459
Cost of revenues - internet operations	321,582	330,654
Total cost of revenues	648,218	816,113

Gross profit - asset management	3,690,473	1,773,276
Gross profit - real estate	251,677	52,304
Gross profit - internet operations	657,364	735,575
Gross profit - other	—	212,631
Total gross profit	4,599,514	2,773,786

Selling, general, and administrative expenses
Insurance	54,999	94,785
Professional fees	694,749	726,274
Salaries and wages	672,785	786,797
Travel and meals	4,603	34,732
Other operating expenses	191,158	429,879
Total selling, general and administrative expenses	1,618,294	2,072,467
Income from operations	2,981,220	701,319

Gain on debt extinguishment	125,839	—
Investment income	—	92,594
Loss on sale of subsidiary	—	(4,157,809)
Impairment expense	—	(199,626)
Interest expense	(23,651)	(312,745)
Other income, net	30,810	8,105
Total other income (loss)	132,998	(4,569,481)

Income (loss) from continuing operations before income taxes	3,114,218	(3,868,162)
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	3,114,218	(3,868,162)

Income (loss) from discontinued operations, net of taxes	165,186	(1,510,475)
Net income (loss)	$3,279,404	$(5,378,637)

Net income (loss) per share, basic and diluted	1.26	(2.11)
Net income (loss) per share from continuing operations, basic and diluted	1.20	(1.52)
Net income (loss) per share from discontinued operations, basic and diluted	0.06	(0.59)
Weighted average number of shares, basic	2,597,974	2,544,896
Weighted average number of shares, diluted	2,598,587	2,614,896

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Net income (loss)	$3,279,404	$(5,378,637)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	(3,054)
Comprehensive income (loss)	$3,279,404	$(5,381,691)

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other		Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Equity
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$—	$—	$(17,000,607)	$10,633,958
Net income (loss)	—	—	—	—	—	3,279,404	3,279,404
Stock issuance	35,594	4,449	125,600	—	—	—	130,049
Balance December 31, 2020	2,602,240	$325,280	$27,439,334	$—	$—	$(13,721,203)	$14,043,411

			Additional		Accumulated Other		Total
	Common		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Stock	Amount	Capital	Stock	Income	Deficit	Equity
Balance December 31, 2018	2,544,776	$328,160	$27,718,308	$(511,901)	$3,054	$(11,621,970)	$15,915,651
Net income (loss)	—	—	—	—	—	(5,378,637)	(5,378,637)
Stock issuance	21,870	2,734	97,264	—	—	—	99,998
Cancellation of treasury stock	—	(10,063)	(501,838)	511,901	—	—	—
Foreign currency translation reclassification to current earnings	—	—	—	—	(3,054)	—	(3,054)
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$—	$—	$(17,000,607)	$10,633,958

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows (used in) from operating activities:
Net income (loss) from continuing operations	$3,114,218	$(3,868,162)
Adjustments to reconcile net income to net cash flows (used in) operating activities:
Unrealized gains on long-term investments	(3,424,267)	(1,820,074)
Gain on sale of real estate	(286,256)	(73,399)
Gain on debt extinguishment	(125,839)	—
Loss on sale of subsidiary	—	4,157,809
Impairment of long-term assets	—	154,015
Deconsolidation of assets and liabilities from sale of subsidiary	—	(149,425)
Depreciation and amortization	20,526	161,130
Bad debt expense	210	88,511
Accrued stock compensation expense	240,000	128,849
Accrued interest income on notes receivable	(15,758)	(15,715)
Loss on disposal of property and equipment	—	4,088
Gain on foreign currency reclassification	—	(3,054)
(Increase) decrease in:
Accounts receivable, net	(92,112)	(32,614)
Other current assets	(14,975)	(10,980)
Inventory	—	4,160
Increase (decrease) in:
Accrued expenses	(3,641)	(95,546)
Accounts payable	(92,410)	1,976
Deferred revenue	(12,872)	(5,252)
Accrued interest	—	103,909
Net cash flows (used in) from continuing operations	(693,176)	(1,269,774)
Net cash flows (used in) from discontinued operations	18,425	(66,595)
Net cash flows (used in) operating activities	(674,751)	(1,336,369)
Cash flows from (used in) investing activities:
Proceeds from sale of real estate	519,000	1,774,317
Purchases of investments	(23,991)	(53,942)
Improvements to real estate held for investment	(10,969)	(105,186)
Proceeds from maturity of investments	—	681,381
Proceeds from sale of subsidiary	—	100,000
Proceeds from sale of investments	—	35,515
Issuance of line of credit	—	(10,000)
Net cash flows from continuing operations	484,040	2,422,085
Net cash flows from discontinued operations	—	—
Net cash flows from investing activities	484,040	2,422,085
Cash flows from financing activities:
Principal payments on note payable	(260,931)	(1,121,987)
Proceeds from notes payable	125,839	300,000
Net cash flows (used in) from continuing operations	(135,092)	(821,987)
Net cash flows (used in) from discontinued operations	—	(32,645)
Net cash flows (used in) financing activities	(135,092)	(854,632)
Net increase (decrease) in cash	(325,803)	231,084
Cash and cash equivalents at beginning of the period	666,810	435,726
Cash and cash equivalents at end of the period	$341,007	$666,810

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2020 and 2019

	2020	2019
Non-cash and other supplemental information:
Transfer of real estate held for investment to held for resale	$177,826	$193,835
Issuance of common stock per equity compensation plan	$130,049	$—
Transfer of real estate held for resale to held for investment	$43,992	$—
Continuing operations cash paid for interest	$22,914	$312,745
Transfer of property, plant, and equipment held for use to held for resale	$—	$822,829
Transfer of land to held for investment	$—	$145,000
Repayment of loan via issuance of common stock	$—	$100,000
Effects of adoption of new lease guidance	$—	$46,435
Effects of adoption of new lease guidance on discontinued operations	$—	$50,110
Discontinued operations cash paid for interest	$—	$7,754

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

During the year ended December 31, 2020, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, for the year ended December 31, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017 by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earns a share of management and performance fees earned. As of December 31, 2020, Willow Oak continues to hold its direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak and managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance, and tax and audit liaison services it renders.

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance and legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers.  On November 1, 2020, this agreement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Willow Oak earns monthly and annual fees as consideration for these services. See Note 14 for additional information.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This joint venture, of which Willow Oak Capital Management is a 10% beneficial owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. Willow Oak provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance, and tax and audit liaison services it renders.

On September 29, 2020, Willow Oak, through Willow Oak AMS, executed a strategic relationship agreement with SVN Capital, LLC to become a 20% beneficial owner of the firm in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak FMS. As a beneficial owner of SVN Capital, LLC, Willow Oak is entitled to 20% of gross management and performance fees earned by the firm. Additionally, Willow Oak FMS earns a direct fee from SVN Capital Fund, LP, a private investment fund launched by the firm’s managing member, for the administrative, compliance and tax and audit liaison services it renders.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created a wholly-owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. See Note 4 for more information.

As has been previously reported, in July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of December 31, 2020, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes four residential properties and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company.

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

Discontinued Operations - Home Services Operations

Prior to May 24, 2019, the Company operated a home services operations segment through its former subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC). The Company had organized and launched this subsidiary in June 2016, initially with an unaffiliated third party. Specialty Contracting Group was focused on the management of HVAC and plumbing companies in Arizona.

As has been previously reported, on May 24, 2019, the Company completed a divestiture of the home services operations to Rooter Hero. See Note 3 for more information.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity and other corporate operations that are not considered to be one of the Company’s primary lines of business. Below are the main recent activities comprising other operations. Additional investment activity that is not specifically mentioned below is included in the accompanying consolidated financial statements.

Former Investment Activity with Huckleberry Real Estate Fund

In January 2017, the Company, through Willow Oak, committed to make a capital contribution to Huckleberry Real Estate Fund II, LLC, a private investment fund, in the aggregate amount of $750,000. In May 2018, Willow Oak transferred the Huckleberry investment to EDI Real Estate, LLC, another wholly-owned subsidiary of the Company.

During the quarter ended March 31, 2019, all contributed capital was returned in full and a gain of $212,631 was recognized as revenue through the other operations segment on our consolidated statements of operations for the year ended December 31, 2019. Accordingly, this investment activity with Huckleberry Real Estate Fund II, LLC was completed prior to commencement of the fiscal year ended December 31, 2020.

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares. On December 31, 2020, the Company accepted a revision of terms to the original promissory note which include, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which it otherwise has a controlling financial interest, including: Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Mt Melrose, LLC (“New Mt Melrose”) prior to cessation of control resulting from the sale of 65% of the equity in New Mt Melrose on June 27, 2019 (see Note 4), Specialty Contracting Group, LLC prior to the divestiture transaction on May 24, 2019 (see Note 3), Sitestar.net, Inc., and EDI Real Estate, LLC.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents, accounts receivable, and notes receivable. The Company places its cash with high-quality financial institutions and, at times, may exceed the FDIC and CDIC insurance limit. The Company extends credit based on an evaluation of customers’ financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

As of December 31, 2020 and 2019, the Company also holds its remaining equity investment in Mt Melrose, LLC through its real estate operations segment. The Company has determined that its remaining equity investment does not have a readily determinable fair value, and the Company will account for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. When fair value becomes determinable and transactions or events occur that provide indication of a change in value, the investment will be marked to fair value on a periodic basis.

Accounts Receivable

The Company’s asset management operations segment records receivable amounts for fee shares and fund management services revenue earned on a monthly basis. Performance fee shares crystalize and are collected on an annual basis while management fee shares crystalize and are collected on either a monthly or quarterly basis as dictated by the respective partnership agreement.  Fund management services receivables are collected monthly in line with ongoing performance. The Company historically has had no collection issues with fee share and fund management receivables and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

The Company also grants credit in the form of unsecured accounts receivable to its customers. The estimate of the allowance for doubtful accounts, which is the recorded allowance for doubtful accounts and bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. Specific customer receivables are considered past due when they are outstanding beyond their contractual terms and are written off from the allowance for doubtful accounts when an account or invoice is individually determined to be uncollectible.

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

As of December 31, 2020 and 2019, allowances offsetting gross accounts receivable on the accompanying consolidated balance sheets totaled $421 and $307, respectively. For the years ended December 31, 2020 and 2019, bad debt expense from continuing operations was $210 and $88,511, respectively.

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

No impairment adjustments were recorded during the year ended December 31, 2020.

During the year ended December 31, 2019, an impairment adjustment of the remaining home services goodwill of $1,024,591 was recognized and reported as a component of the loss on the divestiture of Specialty Contracting Group, LLC’s assets.

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

No impairment adjustments were recorded during the years ended December 31, 2020 and 2019.

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

No impairment adjustments were recorded during the year ended December 31, 2020.

During the year ended December 31, 2019, net impairment adjustments of $26,170 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value throughout the year.

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

During the years ended December 31, 2020 and 2019, $43,992 and $0, respectively, of real estate held for resale was transferred to real estate held for investment and $177,826 and $193,835, respectively, of real estate held for investment was transferred to real estate held for resale. Additionally, $10,969 and $105,186, respectively, of improvements were made to existing real estate held for investment during the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, no improvements were made to real estate held for resale.

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

Revenue Recognition

Asset Management Operations and Other Investment Revenue

The Company earns revenue from services and investments and through various fee share and consulting agreements, including realized and unrealized gains and losses, which may result in negative revenues for a given period. Management fees earned are recorded monthly and are included in revenue on the accompanying consolidated statements of operations. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying consolidated statements of operations. Fund management services fees are billed, paid, and recorded on a monthly basis. Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

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

A summary of revenue earned through asset management operations for the years ended December 31, 2020 and 2019 is included below:

Asset Management Operations Revenue	Year Ended December 31, 2020	Year Ended December 31, 2019
Unrealized gains on investment activity	$3,424,267	$1,607,644
Management and performance fee revenue	176,598	65,171
Fund management services revenue	89,608	100,461
Total revenue	$3,690,473	$1,773,276

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

Discontinued Revenue - Home Services Revenue

Prior to the divestiture transaction on May 24, 2019, a wholly-owned subsidiary of the Company performed HVAC and plumbing service repairs and installed HVAC units for its customers through the former home services operations segment. Revenue was recognized upon completion of the installation or service call. Sales were adjusted for any returns or allowances. A return or allowance situation would arise based on the two-year workmanship warranty that typically conveyed with the installation of a new unit. There was also a two-year assurance warranty on newly installed parts and equipment that was honored by the manufacturer. If an installation was performed over multiple days, then it was accounted for using work-in-process (WIP) accounting. Contract progress was measured by comparing materials and labor hours incurred to materials and labor hours expected per the contract. These types of contracts were typically completed within one month’s time. A small portion of revenue was from the sale of annual service agreements. Revenue attributable to these agreements was recognized over the life of the agreement.

If payment was received prior to contract completion, then the amount of revenue attributable to the unperformed work was designated as deferred revenue. If payment was not provided in advance or at the time of service or installation completion, then the amount due was recognized as revenue and as an account receivable.

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet or home services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue from continuing operations decreased from $204,960 at December 31, 2019 to $192,088 at December 31, 2020. During the years ended December 31, 2020 and 2019, $204,635 and $206,520, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities (deferred revenue).

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ended December 31, 2020, December 31, 2019, and December 31, 2018, are open to potential IRS examination.

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

None of the potentially dilutive securities had a dilutive impact during the years ended December 31, 2020 and 2019 after rounding was applied.

The number of anti-dilutive shares for the year ended December 31, 2019, consisting of common shares underlying common stock equity incentives, was 668.

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

NOTE 3. HOME SERVICES DIVESTITURE

On May 24, 2019, as has been previously reported, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC (formerly known as HVAC Value Fund, LLC), to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). In the transaction, all of Specialty Contracting Group’s personal property and customer lists and records were conveyed to Rooter Hero, excluding stock inventory and other current assets. As part of the transaction, Rooter Hero assumed Specialty Contracting Group’s obligations under lease and/or loan agreements for all outstanding vehicles and equipment, as well as the obligations to service all of the subsidiary’s then-remaining customer accounts going forward. No cash consideration was exchanged in the transaction. Rather, as consideration for the transaction, Rooter Hero agreed to pay monthly royalties for the sixty (60) months following the closing calculated on the basis of any revenue actually received from the customer accounts transferred (7.5% of any monthly revenue generated from qualified sales during the first year, and 5% of any such monthly revenue during years two through five; in each case subject to reduction for pre-approved warranty-related costs concerning select customers).

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

The decision was made to exit the business during the quarter ended June 30, 2019. The operations of Specialty Contracting Group, LLC were considered a component of, and the divestiture reflected a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations have been classified as discontinued operations in the Company’s financial statements. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “recovery from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. Accordingly, during the years ended December 31, 2020 and 2019, an offsetting $20,484 and $21,629, respectively, recovery on discontinued operations was recognized within the reported $165,186 and $(1,510,475) of net income (loss) from discontinued operations, respectively.

A breakdown of discontinued assets and liabilities as reported on the face of the accompanying consolidated financial statements for the years ended December 31, 2020 and 2019, is as follows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$231	$428
Accounts receivable	—	—
Other current assets	—	—
Total current assets - held for resale	231	428

Accounts payable	—	96,848
Accrued expenses	—	—
Lease liabilities	—	50,110
Other current liabilities	—	—
Notes payable, current	—	—
Total current liabilities - held for resale	$—	$146,958

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

As has been previously reported, on October 22, 2019, the Company, as and being the sole and managing member of Specialty Contracting Group, LLC, resolved to dissolve and wind up Specialty Contracting Group and proceed with distributing its assets in accordance with §18-804 of the Delaware Limited Liability Company Act. Management had determined that Specialty Contracting Group’s continued existence was not reasonably practicable or financially feasible; the entity having no operational capabilities, no significant assets, and no prospects for the carrying on of any business or receipt of revenue. All of Specialty Contracting Group’s cash on hand was paid out ratably to its creditors and claimants; however, its assets were not sufficient to satisfy in full its known liabilities. After making such payments out of and to the extent of its assets, Specialty Contracting Group filed a Certificate of Cancellation with the Secretary of State of the State of Delaware on November 15, 2019, thereby effecting the cancellation and termination of the legal existence of the entity. The extinguishment of these liabilities, totaling $147,113, have been included in net income from discontinued operations for the year ended December 31, 2020.

A reconciliation of discontinued operations as reported on the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019, is as follows:

	For the year ended
	December 31, 2020	December 31, 2019
Revenues	$—	$675,963
Cost of revenues	—	432,872
Gross profit	—	243,091
Selling, general, and administrative expenses	2,411	535,650
Loss on sale of subsidiary, net of recoveries	20,484	(1,125,364)
Debt extinguishment	(147,113)	—
Other income (expense), net	—	(92,552)
Net income (loss) reported as discontinued operations	$165,186	$(1,510,475)

NOTE 4. SALE OF CONTROLLING INTEREST IN REAL ESTATE SUBSIDIARY

Transaction

As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC, a Delaware limited liability company (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio. The Company retained a 35% membership interest in Mt Melrose. Subsequent to the transaction, however, Woodmont, as the manager of Mt Melrose, has purported that the Company’s membership interest in Mt Melrose has been diluted to 20.8%. The Company disputes this assertion and maintains that it has retained its 35% membership interest.

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

Accounting for Remaining Mt Melrose Investment

The Company adopted ASU 2016-01 effective January 1, 2018. ASU 2016-01 generally requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. However, entities are able to elect a measurement alternative for equity investments that do not have a “readily determinable fair value.” The Company has determined that its equity investment in Mt Melrose did not have a readily determinable fair value at the time of deconsolidation. The Company’s inability to “exercise significant influence” due to the previously mentioned standstill agreement, also supports the use of the measurement alternative. Under this alternative, the Company measures the Mt Melrose investment at its implied fair value and assess it for impairment at each reporting date, or more often if indication of a potential impairment exists. When fair value becomes determinable, from observable price changes in orderly transactions, the Company’s investment will be marked to fair value on a periodic basis. Future dividends will be recognized as income and returns of capital recognized as a reduction in the Company’s investment when and if received.

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC, the implied value of the retained 35% interest at the time of the transaction was $53,846. This amount is included under the long-term investment amount on the accompanying consolidated balance sheets as of December 31, 2020 and 2019.

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

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2020
Alluvial Fund, LP	$7,064,758	$6,455,858	$13,520,616
Mt Melrose, LLC	53,846	—	53,846
Total	$7,118,604	$6,455,858	$13,574,462

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2019
Alluvial Fund, LP	$7,042,732	$3,029,626	$10,072,358
Mt Melrose, LLC	53,846	—	53,846
Total	$7,096,578	$3,029,626	$10,126,204

Alluvial Fund is a private investment fund that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the years ended December 31, 2020 and 2019, the Company did not withdraw management or performance fees earned through the Alluvial Fund. For the years ended December 31, 2020 and 2019, the total amounts of these reinvested fees were $22,027 and $19,056, respectively.

During the year ended December 31, 2019, the Company recognized $76,810 of realized gains through the other operations segment, primarily related to the Company’s sale of its Triad Guaranty, Inc. stock.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its investments at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2020
Alluvial Fund, LP	$—	$—	$—	$13,520,616	$13,520,616
Total investments	$—	$—	$—	$13,520,616	$13,520,616

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2019
Alluvial Fund, LP	$—	$—	$—	$10,072,358	$10,072,358
Total investments	$—	$—	$—	$10,072,358	$10,072,358

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the year ended December 31, 2020. During the year ended December 31, 2019, an impairment of the remaining home services segment goodwill of $1,024,591 was recognized and reported as a component of the loss on the divestiture of Specialty Contracting Group, LLC’s assets.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairments were recorded during the year ended December 31, 2020. During the year ended December 31, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale in order to properly reflect market value at that time. Additionally, during the year ended December 31, 2019, net impairment adjustments of $26,170 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value at that time.

As discussed in Note 4, the Company’s ongoing equity investment in Mt Melrose, LLC is carried at its implied cost under the alternative approach and will be assessed for impairment at each balance sheet date.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2020, and December 31, 2019, consisted of the following:

	2020	2019
Computers and equipment	$17,330	$17,330
Furniture and fixtures	10,850	10,850
	28,180	28,180
Less accumulated depreciation	(14,473)	(10,427)
Property and equipment, net	$13,707	$17,753

Depreciation expense from continuing operations was $4,046 for the year ended December 31, 2020, and $27,284 for the year ended December 31, 2019. Included in these amounts are $0 and $9,310 for the years ended December 31, 2020 and 2019, respectively, of depreciation expense related to personal property used in real estate segment rental operations. The depreciation expense related to personal property is included in the real estate segment cost-of-goods-sold amount on the accompanying consolidated statements of operations.

As of December 31, 2020, management has not identified any properties or lots as real estate held for resale. This compares to the year ended December 31, 2019, when management identified two residential real estate properties and several vacant lots as held for resale. These properties and lots were carried at $98,910 on the accompanying consolidated balance sheets as of December 31, 2019.

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

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

Through EDI Real Estate, as of December 31, 2020 and 2019, the Company identified the following units as held for resale or held for investment as noted below:

EDI Real Estate	December 31, 2020	December 31, 2019
Units occupied or available for rent	4	6
Vacant lots held for investment	3	—
Total units held for investment	7	6

Units held for resale	—	2
Vacant lots held for resale	—	3
Total units held for resale	—	5

Units held for investment consist of single-family residential rental units.

The leases in effect, as of December 31, 2020, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	December 31, 2020	December 31, 2019
Total real estate held for investment	$303,158	$484,590
Accumulated depreciation	(61,282)	(104,075)
Real estate held for investment, net	241,876	380,515

Real estate held for resale, net	$—	$98,910

For the year ended December 31, 2020, depreciation expense on the EDI Real Estate portfolio of properties was $15,774. This compares to depreciation expense for the year ended December 31, 2019, when depreciation expense on the EDI Real Estate portfolio of properties was $22,161.

During the year ended December 31, 2020, four properties held for resale were sold for gross proceeds of $519,000.  Net proceeds totaled $229,209. This compares to their carrying value of $232,744, which resulted in net gains of $286,256 being recognized on the sales. During the year ended December 31, 2019, one property held for resale was sold for gross proceeds of $95,000. Net proceeds totaled $84,869. This compares to its carrying value of $95,000, which resulted in no gain or loss being recognized on the transaction. No properties were purchased during the year ended December 31, 2020 or 2019 for the EDI Real Estate portfolio.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the year ended December 31, 2020. During the year ended December 31, 2019, net impairment adjustments of $26,170 were recorded on real estate held for resale through EDI Real Estate, LLC in order to properly reflect market value throughout the year.

Future Minimum Rental Revenues - EDI Real Estate, LLC

The future anticipated minimum rental revenues based on leases in place as of December 31, 2020, for EDI Real Estate, LLC are as follows:

2020	$18,079
2021	—
2022	—
Total	$18,079

Mt Melrose, LLC

As described in Note 4, management previously has determined that the Company no longer has a controlling financial interest in Mt Melrose. All activity prior to the deconsolidation event has been included on our consolidated statements of operations for given prior reporting periods under the real estate segment. No Mt Melrose activity is included on the consolidated statements of operations for the year ended December 31, 2020. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our consolidated balance sheets. Accordingly, there are no consolidated Mt Melrose assets as of and for the years ended December 31, 2020 and 2019 included on the accompanying consolidated balance sheets.

For the year ended December 31, 2019, depreciation expense on the Mt Melrose portfolio of properties totaled $110,978.

During the year ended December 31, 2019, Mt Melrose sold nineteen residential properties and five vacant lots for gross proceeds of $775,850. Net proceeds totaled $151,672. This compares to their carrying value of $755,918, which resulted in a net gain of $16,932. No purchases were made during the year ended December 31, 2019.

During the year ended December 31, 2019, an impairment adjustment of $126,827 was recorded on a commercial warehouse held for resale in order to properly reflect market value at that time.

NOTE 9. NOTES PAYABLE

Notes payable at December 31, 2020 and 2019, consist of the following:

	Interest Rates	Average Term	2020	2019
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	$154,094	$373,425
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	96,000	137,600
Less current portion			(5,609)	(11,453)
Long-term portion			$244,485	$499,572

The timing of future payments of notes payable are as follows as of December 31, 2020:

2021	$5,609
2022	101,507
2023	5,828
2024	6,145
2025 and thereafter	131,005
Total	$250,094

During the quarterly period ended June 30, 2020, the Company received loan proceeds in the amount of $125,102 under the Paycheck Protection Program, as amended (the “PPP”), administered by the U.S. Small Business Administration. The PPP, established as part of the U.S. Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), generally provided for economic assistance in the way of loans to qualifying business for amounts up to two-and-a-half times the average monthly payroll expenses of the qualifying business. Under the PPP, amounts of loan principal and accrued interest were eligible for forgiveness after a period, as selected by the borrower, of either eight or twenty-four weeks, provided the borrower used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintained its payroll levels. The amount of loan forgiveness was subject to reduction if the borrower terminated employees or reduced salaries during the selected time period.

The Company applied for and was granted loan forgiveness by the Small Business Administration for the full value of its PPP loan in December 2020. The principal value of the loan, along with accrued interest, has been recognized as a gain on debt extinguishment on the accompanying consolidated statements of operations for the year ended December 31, 2020.

During the quarterly period ended September 30, 2018, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by additional properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years. During the year ended December 31, 2020, three properties from the original loan package were sold and the corresponding principal balance of $203,271 was paid down.

During the quarterly period ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted. During the year ended December 31, 2020, one note totaling $41,600 was paid in full as the secured property was sold.

During the quarter ended March 31, 2019, the Company issued a promissory note secured by the commercial warehouse held for resale. The note carried an annual interest rate of 8%, paid interest quarterly, and was due upon successful sale of the warehouse with early payoff permitted. Accordingly, this note was paid off during December 2019, in conjunction with the sale of the warehouse.

NOTE 10. SEGMENT INFORMATION

During the year ended December 31, 2020, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as of the year ended December 31, 2020, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

As mentioned in Note 3, on May 24, 2019, the Company completed a divestiture of its Home Services Operations, via its subsidiary, Specialty Contracting Group, LLC, to an unaffiliated third-party purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”). The current and comparative results of the home services segment have been reported as discontinued on the accompanying consolidated financial statements for the year ended December 31, 2020.

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

The asset management operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry. The real estate operations segment includes (i) our equity in Mt Melrose, LLC, which manages properties held for investment and held for resale located in Lexington, Kentucky, and (ii) revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia. The internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. The other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

The internet segment includes revenue generated by operations in both the United States and Canada. In the year ended December 31, 2020, the internet segment generated revenue of $929,383 in the United States and revenue of $49,563 in Canada. This compares to the year ended December 31, 2019, where the internet segment generated revenue of $1,011,407 in the United States and revenue of $54,822 in Canada. All assets reported under the internet segment for the years ended December 31, 2020 and 2019, are located within the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2020 and 2019.

Year Ended December 31, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$3,690,473	$578,313	$978,946	$—	$—	$5,247,732
Cost of revenue	—	326,636	321,582	—	—	648,218
Operating expenses	425,704	31,937	193,791	966,862	—	1,618,294
Other income (expense)	2,283	(17,064)	4,251	143,528	—	132,998
Income (loss) from continuing operations	3,267,052	202,676	467,824	(823,334)	—	3,114,218
Income (loss) from discontinued operations	—	—	—	—	165,186	165,186
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$13,721,139	$321,265	$476,101	$338,444	$231	$14,857,180

Year Ended December 31, 2019	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,773,276	$537,763	$1,066,229	$212,631	$—	$3,589,899
Cost of revenue	—	485,459	330,654	—	—	816,113
Operating expenses	410,226	338,025	223,118	1,101,098	—	2,072,467
Other income (expense)	36,565	(4,712,766)	10,169	96,551	—	(4,569,481)
Income (loss) from continuing operations	1,399,615	(4,998,487)	522,626	(791,916)	—	(3,868,162)
Income (loss) from discontinued operations	—	—	—	—	(1,510,475)	(1,510,475)
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$10,186,353	$556,994	$414,935	$740,934	$428	$11,899,644

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2020, the Company has no remaining leases classified as operating leases and no finance leases. This compares to the year ended December 31, 2019, when the Company had three leases classified as operating leases and no finance leases.

As of December 31, 2019, the three operating leases corresponded to: office space for Willow Oak Asset Management, LLC; warehouse space for corporate matters; and the warehouse and office facilities for Specialty Contracting Group, LLC, which did not convey with the divestiture and was surrendered to the landlord.

The lease for office space for Willow Oak Asset Management, LLC expired on September 30, 2020, and has been renewed on a month-to-month basis beginning on October 1, 2020. The lease for warehouse space for corporate matters was a short-term lease, under 12 months, and expired in February 2020. In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use (ROU) assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to these short-term leases for the year ended December 31, 2020 were $18,684.

With respect to the former leased facilities for Specialty Contracting Group, LLC, possession of the premises was surrendered to the landlord, in connection with the dissolution and winding up of Specialty Contracting Group, in default of that lease. As of December 31, 2020, the remaining balance of the lease liability has been written off as the likelihood of any future payment being required is remote. This reduction in liability is included as income from discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2020.

Lease costs for the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Finance lease costs:
Amortization of ROU assets	$—	$—
Interest on lease liabilities	—	—
Operating lease costs	46,058	64,092
Sublease income	(2,283)	(28,405)
Total lease costs from continuing operations	43,775	35,687
Total lease costs from discontinued operations	—	64,901
Total lease costs	$43,775	$100,588

As the Company has no remaining leases classified as operating leases or financing leases as of the year ended December 31, 2020, there are no future liabilities or maturities of lease obligations recognized on the accompanying consolidated balance sheets.

Other Commitments

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC. As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio. Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against any losses actually incurred as a result of breaches of the Company’s representations and warranties made under the agreement. To date, Woodmont has made several claims for indemnification under the agreement, all of which have been rejected and disputed by the Company.

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

Other: Mt Melrose-related Proceedings

As has been previously reported, various disputes have arisen and are continuing between the Company and Woodmont Lexington, LLC (“Woodmont”), the entity to whom the Company sold, on June 27, 2019, 65% of the Company’s membership interest in Mt Melrose, LLC (“Mt Melrose”).

Shortly following the closing of the Mt Melrose transaction, the relationship between the Company and Woodmont unfortunately soured. Woodmont unexpectedly proceeded to make numerous claims and demands upon the Company (including four formal claims for indemnification under the parties’ purchase agreement), which the Company has determined to be unfounded.  All the while, Woodmont made repeated “low ball” offers to buy out the Company’s remaining interest in Mt Melrose, insisting that the Company relinquish its Mt Melrose interest in order to avoid further claims and demands and in order to avoid threatened public disparagement (including by way of statements made on various social media by Woodmont’s representative). The Company has rejected such offers, as being unfavorable and not in the long-term best interests of the Company and its shareholders.

Also, Woodmont, acting as the sole manager of Mt Melrose, purported to unilaterally amend and restate as of August 29, 2019 the Mt Melrose limited liability company agreement among the parties, purporting to change the terms of the distribution waterfall the parties had expressly agreed to and purporting to reallocate the parties’ respective interests in Mt Melrose – unilaterally reducing the Company’s percentage membership interest from 35% to 20.8% while increasing Woodmont’s percentage membership interest from 65% to 79.2%. The Company has rejected and disputed these purported changes.  In addition, on January 7, 2020, Woodmont, acting as the sole manager of Mt Melrose, also caused Mt Melrose to distribute a $600,000 cash dividend directly to Woodmont. Woodmont expressly excluded the Company from receiving any portion of this distribution. The Company has rejected and disputed the propriety of this distribution.

In connection with the primary disputes between the Company and Woodmont, following the Company’s initiation of the Delaware Action discussed below, on December 5, 2019, Woodmont also filed a verified complaint in the Fayette County, Kentucky Circuit Court against the Company and a third party who was then-under contract with the Company for such party’s purchase of the Company’s warehouse and associated real property located in Lexington, Kentucky – see Woodmont Lexington, LLC, et al. v. Enterprise Diversified, et al., Fayette Circuit Court, Civil Action No. 19-CI-04304 (the “Kentucky Action”). The Court in the Kentucky Action enjoined the Company and the warehouse purchaser from removing or cleaning out the various items of building materials and salvage owned by Mt Melrose that had been placed in the warehouse premises, and required the Company and the warehouse purchaser to provide rent-free access so that Woodmont and Mt Melrose could realize “full value” on their liquidation of the stored personal property until February 1, 2020. The Company believed that Woodmont’s attempt to hold up the sale of an $850,000 warehouse and property because it wanted to store spare building materials and salvage there, rent free, for more than six months, was disingenuous and intentionally injurious. Accordingly, on December 27, 2019, the Company filed verified counter-claims in the Kentucky Action against Woodmont, alleging, among other things, Woodmont’s tortious interference with the Company’s business and Woodmont’s unjust enrichment.  However, the Company subsequently voluntarily dismissed its verified counter-claims against Woodmont without prejudice on August 3, 2020, which such voluntary dismissal effectively terminated the Kentucky Action for the time being (the Company may re-file such claims (whether in Kentucky or Delaware) at a later time).

The Company believes that Woodmont, directly and by its representative, Tice Brown, has engaged in intentionally injurious and harassing conduct concerning Mt Melrose that runs counter to the long-term best interests of the Company and its shareholders. Accordingly, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2019, the Company filed a verified complaint in the Court of Chancery of the State of Delaware on November 20, 2019, commencing a civil action against Woodmont – see Civil Action No. 2019-0928-JTL (the “Delaware Action”). The Delaware Action was filed by the Company in response to the repeated claims and demands and injurious conduct by Woodmont and its representative. On March 9, 2020, the Company filed further an amended verified complaint against Woodmont in the Delaware Action, expanding its claims against Woodmont. On April 6, 2020, Woodmont filed an answer to the complaint in the Delaware Action, along with verified counter-claims against the Company for Woodmont’s previously-asserted claims for indemnification under the parties’ purchase agreement. The Company is seeking, among other relief available against Woodmont, injunctive, declaratory and equitable relief, and relief for, among other things, Woodmont’s breaches of contract and unjust enrichment, along with attorneys’ fees and expenses. On July 24, 2020, the Company filed its reply to the counterclaims asserted by Woodmont in which it denied Woodmont’s allegations.  While management intends to vigorously prosecute the Company’s claims and defend the Company’s rights against Woodmont in these matters, the Company and Woodmont have agreed to engage in voluntary mediation concerning their various disputes through the Delaware Court of Chancery, which voluntary mediation is commencing in March 2021.  The Delaware Action remains pending in the Delaware Court of Chancery; however, as per the Court’s order dated February 3, 2021, it is currently stayed pending the outcome of such mediation, except to the extent that the Company and Woodmont otherwise agree in writing.

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of December 31, 2020, the Company’s Articles of Incorporation, as amended, authorize 32,800,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 2,800,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as from time to time fixed by the Company’s Board of Directors in its sole discretion. As of December 31, 2020, the Company has not issued any shares of its preferred stock (including, without limitation, its Series A Preferred Stock).

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

Common Stock

As of December 31, 2020, 2,602,240 shares of common stock were issued and outstanding.

Cancellation of Treasury Shares

On December 30, 2019, the Company completed the cancellation of 80,506 treasury shares of its common stock then-remaining, upon resolution from the Board of Directors.

NOTE 13. INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2020 and 2019 included the following:

	2020	2019
Current benefit (provision):
Federal	$—	$—
State	—	—
Deferred benefit:
Federal	504,902	1,097,146
State	102,121	95,202
Valuation allowance	(607,023)	(1,192,348)
Total income tax provision	$—	$—

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Carrying value differences	$81,247	$232,030
Net operating loss carryforward	3,403,318	2,927,848
Tax credits	15,070	6,250
Other	—	—
Subtotal	3,499,635	3,166,128
Valuation allowance	(2,133,861)	(2,732,064)
Net deferred tax assets	1,365,774	434,064
Deferred tax liabilities:
Net unrealized gains on appreciated investments	(1,365,774)	(434,064)
Net deferreds	$—	$—

GAAP provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company’s historical operational performance and the reported cumulative losses in the three-year period preceding 2020, the Company has provided a full valuation allowance against its net deferred tax assets. The deferred tax liability results from gains on appreciated investments that are realized for financial accounting purposes but not for tax purposes.

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $13.4 million and state net operating loss carryforwards of approximately $13.4 million. These carryforwards will expire in various amounts beginning in 2032. Internal Revenue Code Section 382 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that an ownership change did occur in August 2016. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. The unrecognized tax benefit was $0 as of December 31, 2020. The Company does not expect that its uncertain tax positions will materially change in the next 12 months. No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions.

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

NOTE 14. RELATED PARTY TRANSACTIONS

Former CEO, Erhartic

As of the year ended December 31, 2015, the Company previously purported to lease its office building in Lynchburg, Virginia, from the Former CEO, Frank Erhartic, of the Company. Public records indicate that the owner of this property from at least January 1, 2014, through December 31, 2015, was the Former CEO’s ex-wife. The Company has filed a lawsuit against the Former CEO, Erhartic, in order to recover, among other amounts, the payments made to the Former CEO. Additional information on this lawsuit can be found in Note 11. The Company vacated the building as of January 15, 2016.

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

Bonhoeffer Fund, LP

The Company’s subsidiary, Willow Oak Asset Management, LLC, signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. During the years ended December 31, 2020 and 2019, the Company earned $36,217 and $38,599, respectively, of revenue through this Bonhoeffer Fund arrangement.

Willow Oak Asset Management, LLC

On October 1, 2017, Willow Oak Asset Management, LLC entered into sub-lease agreements with Arquitos Capital Management, LLC, which is managed by our director and principal executive officer, Steven L. Kiel, JDP Capital Management, LLC, which is managed by our director and vice-chairman, Jeremy K. Deal, and B.E. Capital Management, LLC, which is managed by our director, Thomas Braziel. At the commencement of the sub-lease arrangement, neither Jeremy K. Deal nor Tomas Braziel met the criteria for a related party. Upon Jeremy K. Deal’s board appointment on April 3, 2018 and Thomas Braziel’s appointment on May 5, 2019, the sub-lease arrangements qualify as related party transactions. During the years ended December 31, 2020 and 2019, the Company earned $2,283 and $28,405, respectively, of sub-lease revenue through these arrangements. Willow Oak’s sub-lease agreement with Arquitos Capital Management, LLC expired on October 31, 2018, and as of December 31, 2019, the remaining two sub-lease arrangements have also expired. The revenue earned for the year ended December 31, 2020 related to the recognition of certain deferred amounts.

On November 1, 2018, Willow Oak Asset Management, LLC entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our director and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. Willow Oak earned monthly and annual fees as consideration for these services. On November 1, 2020, this agreement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Steven Kiel, through Arquitos, has been contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking and fundraising. In exchange, Willow Oak continues to provide ongoing FMS services. Willow Oak continues to earn monthly and annual fees as consideration for these services. During the years ended December 31, 2020 and 2019, the Company earned $89,930 and $100,461, respectively, of revenue through this fund management services arrangement.

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from December 31, 2020, through March 29, 2021, the date the consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.