Form 10-Q
period 2021-03-31
ENTERPRISE DIVERSIFIED, INC.
filed 2021-05-14
CIK 1096934

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of May 12, 2021 is 2,647,383.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$292,767	$341,007
Accounts receivable, net	130,155	144,791
Other current assets	40,227	44,530
Current assets - held for resale	—	231
Total current assets	463,149	530,559
Long-term Assets
Real estate - held for investment, net	70,319	241,876
Real estate - held for resale, net	169,181	—
Property and equipment, net	12,696	13,707
Goodwill, net	212,445	212,445
Note receivable	169,650	210,879
Long-term investments	15,736,234	13,574,462
Other assets	73,076	73,252
Total long-term assets	16,443,601	14,326,621
Total assets	$16,906,750	$14,857,180
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$60,734	$65,524
Accrued compensation	89,328	281,904
Accrued expenses	48,475	24,159
Deferred revenue	198,848	192,088
Notes payable, current	5,277	5,609
Total current liabilities	402,662	569,284
Long-term Liabilities
Notes payable, net of current portion	242,028	244,485
Total long-term liabilities	242,028	244,485
Total liabilities	644,690	813,769
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 2,800,000 shares authorized; 2,647,383 and 2,602,240 shares issued and outstanding	330,922	325,280
Additional paid-in capital	27,673,692	27,439,334
Accumulated deficit	(11,742,554)	(13,721,203)
Total stockholders’ equity	16,262,060	14,043,411
Total liabilities and stockholders’ equity	$16,906,750	$14,857,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31
	2021	2020
Revenues - asset management	$2,193,854	$(1,745,154)
Revenues - real estate	9,736	187,149
Revenues - internet operations	232,266	253,559
Total revenues	2,435,856	(1,304,446)

Cost of revenues - real estate	7,644	132,209
Cost of revenues - internet operations	71,963	87,188
Total cost of revenues	79,607	219,397

Gross profit (loss) - asset management	2,193,854	(1,745,154)
Gross profit - real estate	2,092	54,940
Gross profit - internet operations	160,303	166,371
Total gross profit (loss)	2,356,249	(1,523,843)

Selling, general, and administrative expenses
Insurance	6,603	24,133
Professional fees	143,505	210,134
Salaries and wages	182,954	161,349
Travel and meals	351	3,135
Other operating expenses	44,577	64,407
Total selling, general and administrative expenses	377,990	463,158
Income (loss) from operations	1,978,259	(1,987,001)

Interest expense	(4,795)	(7,082)
Other income, net	4,542	12,159
Total other income (loss)	(253)	5,077

Income (loss) from continuing operations before income taxes	1,978,006	(1,981,924)
Income tax benefit (expense)	—	—
Income (loss) from continuing operations	1,978,006	(1,981,924)

Income from discontinued operations, net of taxes	643	10,756
Net income (loss)	$1,978,649	$(1,971,168)

Net income (loss) per share, basic and diluted	0.75	(0.76)
Net income (loss) per share from continuing operations, basic and diluted	0.75	(0.77)
Net income (loss) per share from discontinued operations, basic and diluted	0.00	0.00
Weighted average number of shares, basic	2,630,831	2,585,081
Weighted average number of shares, diluted	2,631,499	2,585,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	2,602,240	$325,280	$27,439,334	$(13,721,203)	$14,043,411
Net income (loss)	—	—	—	1,978,649	1,978,649
Stock issuance	45,143	5,642	234,358	—	240,000
Balance March 31, 2021	2,647,383	$330,922	$27,673,692	$(11,742,554)	$16,262,060

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$(17,000,607)	$10,633,958
Net income (loss)	—	—	—	(1,971,168)	(1,971,168)
Stock issuance	35,594	4,449	125,600	—	130,049
Balance March 31, 2020	2,602,240	$325,280	$27,439,334	$(18,971,775)	$8,792,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2021 and 2020

	2021	2020
Cash flows from (used in) from operating activities:
Net income (loss) from continuing operations	$1,978,006	$(1,981,924)
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Unrealized (gains) losses on long-term investments	(2,053,384)	1,784,406
Gain on sale of real estate	—	(73,165)
Depreciation and amortization	3,563	5,278
Bad debt expense	89	405
Accrued stock compensation expense	37,500	37,500
Accrued interest income on notes receivable	(4,650)	(3,918)
(Increase) decrease in:
Accounts receivable, net	14,547	17,186
Other current assets	4,772	13,455
Increase (decrease) in:
Accounts payable	(4,790)	30,798
Accrued expenses	34,240	17,970
Deferred revenue	6,760	(3,530)
Net cash flows from (used in) continuing operations	16,653	(155,539)
Net cash flows from discontinued operations	874	11,018
Net cash flows from (used in) operating activities	17,527	(144,521)
Cash flows from investing activities:
Purchases of investments	(62,978)	(12,472)
Proceeds from sale of real estate	—	172,000
Net cash flows from continuing operations	(62,978)	159,528
Net cash flows from discontinued operations	—	—
Net cash flows from investing activities	(62,978)	159,528
Cash flows from financing activities:
Principal payments on note payable	(2,789)	(128,349)
Net cash flows (used in) from continuing operations	(2,789)	(128,349)
Net cash flows (used in) from discontinued operations	—	—
Net cash flows (used in) financing activities	(2,789)	(128,349)
Net increase (decrease) in cash	(48,240)	(113,342)
Cash and cash equivalents at beginning of the period	341,007	666,810
Cash and cash equivalents at end of the period	$292,767	$553,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three Months Ended March 31, 2021 and 2020

	2021	2020
Non-cash and other supplemental information:
Transfer of real estate held for investment to held for resale	$169,181	$43,917
Issuance of common stock per equity compensation plan	$240,000	$130,049
Accrued interest receivable converted to Triad Guaranty, Inc. stock	$45,410	$—
Continuing operations cash paid for interest	$4,795	$7,082

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

During the three-month period ended March 31, 2021, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, for the three-month period ended March 31, 2021, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earns a share of management and performance fees earned. As of March 31, 2021, Willow Oak continues to hold its direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

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

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance and legal coordination, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. On November 1, 2020, this agreement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Willow Oak earns monthly and annual fees as consideration for these services.

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

On September 29, 2020, Willow Oak, through Willow Oak AMS, executed a strategic relationship agreement with SVN Capital, LLC to become a 20% beneficial owner of the firm in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak FMS. As a beneficial owner of SVN Capital, LLC, Willow Oak is entitled to 20% of gross management and performance fees earned by the firm. Additionally, Willow Oak FMS earns a direct fee from SVN Capital Fund, LP, a private investment fund launched by the firm’s managing member, for the administrative, compliance, and tax and audit liaison services it renders.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created a wholly owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. See Note 4 for more information.

As has been previously reported, in July 2017, ENDI created a wholly owned real estate subsidiary named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of March 31, 2021, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes four residential properties and vacant land. Subsequent to March 31, 2021, one residential property has been sold. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes single-family homes, both rented and vacant, that are managed by a third-party property management company.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

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

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On December 31, 2020, the Company accepted a revision of terms to the original promissory note which include, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares. In line with the revision of note terms, during the three-month period ended March 31, 2021, the Company was issued 454,097 shares of Triad Guaranty, Inc. in lieu of interest accrued on the note receivable as of December 31, 2020.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those entities in which it otherwise has a controlling financial interest, including: Willow Oak Asset Management, LLC, Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC, Willow Oak Asset Management Fund Management Services, LLC, Bonhoeffer Capital Management, LLC, Sitestar.net, Inc., and EDI Real Estate, LLC.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The December 31, 2020, consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2021, and the results of operations for the three months ended March 31, 2021, and 2020.

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

Investments

The Company holds various investments through its asset management operations and real estate operations segments. Additionally, investments may be held and reported under the Company’s “other” segment. Assets held through these segments do not have a readily determinable value as these investments are either not publicly traded, do not have published sales records, or do not routinely make current financial information available. These investments are remeasured to fair value on a recurring basis. See Note 5 for more information.

As of March 31, 2021, and December 31, 2020, the Company also holds its remaining equity investment in Mt Melrose, LLC through its real estate operations segment. The Company has determined that its remaining equity investment does not have a readily determinable fair value, and the Company will account for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. When fair value becomes determinable, the investment will be marked to fair value on a periodic basis.

Accounts Receivable

The Company’s asset management operations segment records receivable amounts for fee shares and fund management services revenue earned on a monthly basis. Performance fee shares crystalize and are collected on an annual basis while management fee shares crystalize and are collected on either a monthly or quarterly basis as dictated by the respective partnership agreement. Fund management services receivables are collected monthly in line with ongoing performance. The Company historically has had no collection issues with fee share and fund management receivables, and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

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

As of March 31, 2021, and December 31, 2020, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $509 and $421, respectively. For the quarterly periods ended March 31, 2021, and 2020, bad debt expense from continuing operations was $89 and $405, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable.

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

No impairment adjustments were recorded during the three-month periods ended March 31, 2021, and 2020.

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

No impairment adjustments were recorded during the three-month periods ended March 31, 2021, and 2020.

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

No impairment adjustments were recorded during the three-month periods ended March 31, 2021, and 2020.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

During the three-month periods ended March 31, 2021, and 2020, $169,181 and $43,917, respectively, of real estate held for investment was transferred to real estate held for resale. No improvements were made to existing real estate held for investment during the three-month periods ended March 31, 2021, and 2020.

Accrued Compensation

Accrued compensation represents performance-based incentives that have not yet been paid. Additional compensation can be paid in the form of cash or via the issuance of Company stock. Compensation structures for employees are a pre-approved part of a formal employment agreement or arrangement. Stock-based compensation, issued as part of the Company’s 2020 Equity Incentive Plan, is reserved for board members and members of senior management. The compensation accrual amount is based on the final value of Company stock that has been approved to be issued by the Governance, Compensation, and Nomination Committee of the Board of Directors. These compensation amounts are accrued when earned and able to be estimated and are paid or issued annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not-yet-paid expenses from payroll accruals, professional fees, and other accrued taxes.

Leases

The Company records right-of-use (ROU) assets and lease liabilities arising from both financing and operating leases that contain terms extending longer than one year. The Company does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less). In making our determinations, the Company combines lease and non-lease elements of our leases.

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

A summary of revenue earned through the asset management operations segment for the three-month periods ended March 31, 2021, and 2020 is included below:

	For the three months ended
Asset Management Operations Revenue	March 31, 2021	March 31, 2020
Gains (losses) on investment activity	$2,054,471	$(1,784,406)
Management and performance fee revenue	118,843	15,252
Fund management services revenue	20,540	24,000
Total revenue	$2,193,854	$(1,745,154)

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

Internet Revenue

The Company sells internet services under annual and monthly contracts. Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for nonperformance. Contract liabilities (deferred revenue) were recognized in the amount of collections received in advance of services to be performed. No contract assets were recognized or incurred.

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue from continuing operations increased from $192,088 at December 31, 2020, to $198,848 at March 31, 2021. During the three-month periods ended March 31, 2021, and 2020, $119,312 and $127,957, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities (deferred revenue).

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

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two-class method” or the “treasury method.” Dilutive earnings per share under the “two-class method” is calculated by dividing net income available to common stockholders as adjusted for the participating securities, by the weighted-average number of shares outstanding plus the dilutive impact of all other potentially dilutive common shares, consisting primarily of common shares underlying common stock equity incentives. Dilutive earnings per share under the “treasury method” are calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potentially dilutive common shares, consisting primarily of common shares underlying common stock equity incentives.

The number of potentially dilutive shares for the three-month periods ended March 31, 2021. and 2020, consisting of common shares underlying common stock equity incentives, was 668. None of the potentially dilutive securities had a dilutive impact during the three-month periods ended March 31, 2021, and 2020 after rounding was applied.

Recently Issued Accounting Pronouncements

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

The operations of Specialty Contracting Group, LLC had been considered a component of, and the divestiture reflected a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations have been classified as discontinued operations in the Company’s financial statements. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “recovery from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. Accordingly, during the three-month periods ended March 31, 2021, and 2020, an offsetting $643 and $11,019, respectively, of royalties on discontinued operations were recognized within the reported $643 and $10,756 of recoveries from discontinued operations, respectively.

As of the year ended December 31, 2020, discontinued assets reported on the face of the accompanying condensed consolidated balance sheets totaled $231. No discontinued liabilities were reported as of the year-ended December 31, 2020. This compares to the three-month period ended March 31, 2021, when no discontinued assets or discontinued liabilities are reported on the face of the accompanying condensed consolidated balance sheets.

A reconciliation of discontinued operations as reported on the accompanying unaudited condensed consolidated statements of operations for the three-month periods ended March 31, 2021, and 2020, is as follows:

	For the three months ended
	March 31, 2021	March 31, 2020
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general, and administrative expenses	—	263
Recoveries from sale of subsidiary	643	11,019
Other income (expense), net	—	—
Income (loss) reported as discontinued operations	$643	$10,756

NOTE 4. SALE OF CONTROLLING INTEREST IN REAL ESTATE SUBSIDIARY

Transaction

As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to an unaffiliated third-party purchaser, Woodmont Lexington, LLC, a Delaware limited liability company (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of Mt Melrose and its real estate portfolio. The Company retained a 35% membership interest in Mt Melrose. Subsequent to the transaction, however, Woodmont, as the manager of Mt Melrose, has purported that the Company’s membership interest in Mt Melrose has been diluted to 20.8%; the Company has disputed this assertion and maintains that it has retained its 35% membership interest.

In connection with this transaction, the Company and Woodmont also entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth the general terms and conditions governing the arrangements between the two members, including as to any distributions of cash to the members. The A&R LLC Agreement provides that the business and affairs of Mt Melrose will be managed exclusively by one or more managers; and Woodmont was designated as the sole manager. In addition, the Company expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose; and with respect to any matters requiring a vote of the members, the Company will vote with (i.e., the same as) Woodmont. This arrangement was intended to allow the Company to maintain a passive management structure, while still owning a significant portion of the partnership.

While the operations of Mt Melrose, LLC have been considered a component of the Company’s business, the sale did not represent a major strategic shift in the Company’s business. While we deconsolidated the operations of Mt Melrose, LLC on June 27, 2019, as a result of no longer having a controlling financial interest, Mt Melrose, LLC’s historical operations continue to be reflected as “continuing operations” in the Company’s financial statements.

Deconsolidation Due to Transfer of Control

Prior to the sale of 65% of its Mt Melrose interest, the Company owned 100% of the membership interests in Mt Melrose, LLC and controlled the entity by virtue of its voting interests. As a result, the Company previously had consolidated Mt Melrose under the “voting interests” (VOE) consolidation model.

By virtue of the A&R LLC Agreement, and the aforementioned standstill agreement, however, Woodmont is the sole “manager” responsible for all management and operating decisions of Mt Melrose. Accordingly, management determined that as of June 27, 2019, the Company no longer has a “controlling financial interest” in Mt Melrose and no longer should consolidate Mt Melrose. Furthermore, the Company has concluded that Mt Melrose does not qualify as a “variable interest entity” as Mt Melrose has sufficient equity at risk to permit operations and the Company is not the primary beneficiary of Mt Melrose’s activities. All activity prior to the deconsolidation event has been included on our consolidated statements of operations for given prior reporting periods in continuing operations, and under the real estate segment. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC have been removed from our consolidated balance sheets. The Company’s membership interest in Mt Melrose is now accounted for as an investment in the equity of Mt Melrose in the Company’s reported financial statements.

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

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC, the implied value of the retained 35% interest at the time of the transaction was $53,846. This amount is included under the long-term investment amount on the accompanying consolidated balance sheets as of March 31, 2021, and December 31, 2020.

NOTE 5. INVESTMENTS

Certain assets held through the Company, Willow Oak Asset Management, LLC, or EDI Real Estate, LLC, do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investment in Alluvial Fund, LP is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy (see Note 6). The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. The Company’s investment in Alluvial Fund is remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Due to the nature of the Mt Melrose, LLC investment (subsequent to the Company’s transfer and relinquishment of control (see Note 4)), the investment is measured at cost basis, as fair value is not determinable until additional inputs and measurements become available. Due to the illiquid nature of Triad Guaranty, Inc. stock and the lack of available current financial information for the entity, the Company has measured its investment at cost basis, as fair value until additional inputs and measurements become available.

	Cost Basis	Unrealized Gain	Carrying Value
March 31, 2021
Alluvial Fund, LP (at fair value)	$7,064,758	$8,572,220	$15,636,978
Mt Melrose, LLC (at cost)	53,846	—	53,846
Triad Guaranty, Inc. stock (at cost)	45,410	—	45,410
Total	$7,164,014	$8,572,220	$15,736,234

	Cost Basis	Unrealized Gain	Carrying Value
December 31, 2020
Alluvial Fund, LP (at fair value)	$7,064,758	$6,455,858	$13,520,616
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,118,604	$6,455,858	$13,574,462

Alluvial Fund is a private investment fund that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the three-month periods ended March 31, 2021, and 2020, the Company did not withdraw management or performance fees earned through the Alluvial Fund, and such fees were deemed reinvested. For the three-month periods ended March 31, 2021, and 2020, the total amounts of these reinvested fees were $62,978 and $8,326, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its investments at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
March 31, 2021
Alluvial Fund, LP	$—	$—	$—	$15,636,978	$15,636,978
Total investments	$—	$—	$—	$15,636,978	$15,636,978

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2020
Alluvial Fund, LP	$—	$—	$—	$13,520,616	$13,520,616
Total investments	$—	$—	$—	$13,520,616	$13,520,616

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three-month periods ended March 31, 2021, and 2020.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairments were recorded during the three-month periods ended March 31, 2021, and 2020.

As discussed in Note 4, the Company’s ongoing equity investment in Mt Melrose, LLC is carried at its implied cost under the alternative approach and will be assessed for impairment at each balance sheet date. No impairments were recorded during the three-month periods ended March 31, 2021, and 2020.

As discussed previously, the Company holds stock in Triad Guaranty, Inc. This stock was received in accordance with the December 31, 2020 revisions to the original promissory note, which included Triad stock to be issued in lieu of accrued interest. Due to the illiquid nature of Triad Guaranty, Inc. stock and the lack of available current financial information for the entity, the Company has measured its investment in the stock at cost basis. The Company’s costs basis in the stock is equal to the amount of accrued interest on the promissory note as of December 31, 2020. The Company will assess its investment in Triad for impairment at each balance sheet date, or when additional inputs and measurements become available. No impairments were recorded during the three-month period ended March 31, 2021.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2021, and December 31, 2020, consisted of the following:

	March 31, 2021	December 31, 2020
Computers and equipment	$17,330	$17,330
Furniture and fixtures	10,850	10,850
	28,180	28,180
Less accumulated depreciation	(15,484)	(14,473)
Property and equipment, net	$12,696	$13,707

Depreciation expense from continuing operations was $1,012 for the three-month period ended March 31, 2021, and $1,012 for the three-month period ended March 31, 2020.

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

Through EDI Real Estate, as of March 31, 2021, and December 31, 2020, the Company identified the following units as held for resale or held for investment as noted below:

EDI Real Estate	March 31, 2021	December 31, 2020
Units occupied or available for rent	2	4
Vacant lots held for investment	3	3
Total units held for investment	5	7

Units held for resale	2	—
Vacant lots held for resale	—	—
Total units held for resale	2	—

Units held for investment consist of single-family residential rental units.

The leases in effect as of March 31, 2021, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	March 31, 2021	December 31, 2020
Total real estate held for investment	$95,679	$303,158
Accumulated depreciation	(25,360)	(61,282)
Real estate held for investment, net	70,319	241,876

Real estate held for resale, net	$169,181	$—

For the three-month period ended March 31, 2021, depreciation expense on the EDI Real Estate portfolio of properties was $2,377. This compares to the three-month period ended March 31, 2020, when depreciation expense on the EDI Real Estate portfolio of properties was $4,091.

No properties were sold during the three-month period ended March 31, 2021. Subsequent to March 31, 2021, one property held for resale has been sold. During the three-month period ended March 31, 2020, two properties held for resale were sold for gross proceeds of $172,000. Net proceeds totaled $34,749. This compares to their carrying value of $98,835, which resulted in a total gain of $73,165 for the period. No properties were purchased during the three-month periods ended March 31, 2021, and 2020 for the EDI Real Estate portfolio.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the three-month periods ended March 31, 2021, and 2020.

Future Minimum Rental Revenues - EDI Real Estate, LLC

The future anticipated minimum rental revenues based on leases in place as of March 31, 2021, for EDI Real Estate, LLC are as follows:

2021	$795
2022	—
Total	$795

NOTE 9. NOTES PAYABLE

Notes payable at March 31, 2021, and December 31, 2020, consist of the following:

	Interest Rates	Average Term	March 31, 2021	December 31, 2020
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	$151,305	$154,094
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	96,000	96,000
Less current portion			(5,277)	(5,609)
Long-term portion			$242,028	$244,485

The timing of future payments of notes payable are as follows as of March 31, 2021:

2021	$3,901
2022	101,507
2023	5,828
2024	6,145
2025 and thereafter	129,924
Total	$247,305

During the quarterly period ended September 30, 2018, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by certain properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years. As of the three-month period ended March 31, 2021, the remaining note payable balance is secured by three of the remaining residential properties.

During the quarterly period ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued two promissory notes, each secured by a property held for investment. These notes carry annual interest rates of 6%, pay interest quarterly, and are due September 15, 2022, with early payoff permitted.

NOTE 10. SEGMENT INFORMATION

During the three-month period ended March 31, 2021, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations.

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as mentioned in Note 3, the Company completed a divestiture of its home services operations on May 24, 2019. As a result, as of the three-month period ended March 31, 2021, and for all prior periods presented, the Company’s former home services operations segment has been reported as discontinued operations.

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

The internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. For the three-month periods ended March 31, 2021, the internet segment generated revenue of $220,280 in the United States and revenue of $11,986 in Canada. This compares to the three-month period ended March 31, 2020, where the internet segment generated revenue of $240,622 in the United States and revenue of $12,937 in Canada. All assets reported under the internet segment for the periods ended March 31, 2021, and December 31, 2020, are located within the United States.

The other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three-month periods ended March 31, 2021, and 2020.

Three Months Ended March 31, 2021	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$2,193,854	$9,736	$232,266	$—	$—	$2,435,856
Cost of revenue	—	7,644	71,963	—	—	79,607
Operating expenses	117,711	6,485	46,541	207,253	—	377,990
Other income (expense)	—	(4,795)	361	4,181	—	(253)
Income (loss) from continuing operations	2,076,143	(9,188)	114,123	(203,072)	—	1,978,006
Income from discontinued operations	—	—	—	—	643	643
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$15,820,688	$312,819	$433,317	$339,926	$—	$16,906,750

Three Months Ended March 31, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$(1,745,154)	$187,149	$253,559	$—	$—	$(1,304,446)
Cost of revenue	—	132,209	87,188	—	—	219,397
Operating expenses	109,241	16,636	47,848	289,433	—	463,158
Other income (expense)	2,283	(1,268)	370	3,692	—	5,077
Income (loss) from continuing operations	(1,852,112)	37,036	118,893	(285,741)	—	(1,981,924)
Income from discontinued operations	—	—	—	—	10,756	10,756
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$8,399,068	$457,145	$468,024	$543,702	$321	$9,868,260

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2021, and December 31, 2020, the Company has no remaining leases classified as operating leases and no financing leases.

The previous lease for office space for Willow Oak Asset Management, LLC expired on September 30, 2020, and has been renewed on a month-to-month basis beginning on October 1, 2020. The previous lease for warehouse space for corporate matters was a short-term lease, under 12 months, and expired in February 2020. In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use (ROU) assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to these short-term leases for the three-month periods ended March 31, 2021, and 2020 were $5,250 and $13,434, respectively.

Lease costs for the three-month periods ended March 31, 2021, and 2020 consisted of the following:

	For the three months ended
	March 31, 2021	March 31, 2020
Finance lease costs:
Amortization of ROU assets	$—	$—
Interest on lease liabilities	—	—
Operating lease cost	—	28,888
Sublease income	—	—
Total lease costs from continuing operations	—	28,888
Total lease costs from discontinued operations	—	—
Total lease costs	$—	$28,888

As the Company has no remaining leases classified as operating leases or financing leases as of the periods ended March 31, 2021, and December 31, 2020, there are no future liabilities or maturities of lease obligations recognized on the accompanying consolidated balance sheets.

Other Commitments

As mentioned in Note 4, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to Woodmont. Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against certain losses actually incurred by Woodmont as a result of breaches of the Company’s representations and warranties made under the agreement. As has been previously reported, Woodmont has made several claims for indemnification under the agreement, all of which have been disputed by the Company.

Litigation & Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

As has been previously reported, on April 12, 2016, the Company filed a civil action complaint against Frank Erhartic, Jr. (the “Former Erhartic CEO”), the Company’s former CEO and director (prior to December 14, 2015) and currently an owner of record or beneficially of more than 5% of the Company’s Common Stock, alleging, among other things, that the Former Erhartic CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related-party transactions, including causing the Company to borrow certain amounts from the Former Erhartic CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former Erhartic CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former Erhartic CEO, causing the Company to pay certain amounts to the Former Erhartic CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former Erhartic CEO, causing the Company to pay rent on its corporate headquarters owned by the Former Erhartic CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former Erhartic CEO, converting to the Former Erhartic CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former Erhartic CEO, causing the Company to pay personal credit card debt of the Former Erhartic CEO, causing the Company to significantly overpay the Former Erhartic CEO’s health and dental insurance for the benefit of the Former Erhartic CEO, and causing the Company to pay the Former Erhartic CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia).

Other: Mt Melrose-related Proceedings

As has been previously reported, various disputes have arisen between the Company and Woodmont Lexington, LLC (“Woodmont”), the entity to whom the Company sold, on June 27, 2019, 65% of the Company’s membership interest in Mt Melrose, LLC.

As has been previously reported, the Company filed a verified complaint in the Court of Chancery of the State of Delaware on November 20, 2019, commencing a civil action against Woodmont – see Civil Action No. 2019-0928-JTL (the “Delaware Action”). The Delaware Action was filed by the Company in response to various repeated claims and demands and injurious conduct by Woodmont and its representative. The Company is seeking, among other relief available against Woodmont, injunctive, declaratory and equitable relief, and relief for, among other things, Woodmont’s breaches of contract and unjust enrichment, along with attorneys’ fees and expenses. While management intends to vigorously prosecute the Company’s claims and defend the Company’s rights against Woodmont in these matters, the Company and Woodmont have agreed to engage in voluntary mediation concerning their various disputes through the Delaware Court of Chancery, which voluntary mediation commenced in March 2021. The Delaware Action remains pending in the Delaware Court of Chancery; however, it is currently stayed pending the outcome of the parties’ mediation and potential resolution of disputes.

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of March 31, 2021, the Company’s Articles of Incorporation, as amended, authorize 32,800,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 2,800,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as from time to time fixed by the Company’s Board of Directors in its sole discretion. As of March 31, 2021, the Company has not issued any shares of its preferred stock (including, without limitation, its Series A Preferred Stock).

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

Common Stock

As of March 31, 2021, 2,647,383 shares of the Company’s common stock were issued and outstanding.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from March 31, 2021, through the date the unaudited condensed consolidated financial statements were issued. Management has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the three-month period ended March 31, 2021. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

During the three-month period ended March 31, 2021, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated through four reportable segments:

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

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations, comprised of former subsidiary Specialty Contracting Group, LLC’s operation of HVAC and plumbing companies in Arizona. However, for the three-month period ended March 31, 2021, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC ("Willow Oak AMS"), and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earns a share of management and performance fees earned. As of March 31, 2021, Willow Oak continues to hold its direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying consolidated statements of operations.

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

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance and legal coordination, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. Willow Oak earns monthly and annual fees as consideration for these services.

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

On September 29, 2020, Willow Oak, through Willow Oak AMS, executed a strategic relationship agreement with SVN Capital, LLC to become a 20% beneficial owner of the firm in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak FMS. As a beneficial owner of SVN Capital, LLC, Willow Oak is entitled to 20% of gross management and performance fees earned by the firm. Additionally, Willow Oak FMS earns a direct fee from SVN Capital Fund, LP, a private investment fund launched by the firm’s managing member, for the administrative, compliance, and tax and audit liaison services it renders.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. See Note 4 for more information.

As has been previously reported, in July 2017, ENDI created a wholly owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of March 31, 2021, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes four residential properties and vacant land. Subsequent to March 31, 2021, one residential property has been sold. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes occupied single-family homes that are managed by a third-party property management company. The leases in effect as of December 31, 2020, are based on annual time periods and include month-to-month provisions after the completion of the initial term.

State and municipal laws and regulations govern the real estate industry in general and do not vary significantly throughout our real estate holding areas. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern our rental properties and also do not vary significantly throughout our real estate holding areas.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly owned subsidiary. Sitestar.net is an Internet Service Provider (ISP) that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. We provide services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL and fiber-optic), as well as web hosting and related services to consumers and businesses.

Our primary competitors include regional and national cable and telecommunications companies that have substantially greater market presence, brand-name recognition, and financial resources compared to Sitestar.net. Secondary competitors include local and regional ISPs.

The residential broadband internet access market is dominated by cable and telecommunications companies. These companies offer internet connectivity through the use of cable modems, Digital Subscriber Line (DSL) programs, and fiber. These competitors have extensive scale and significantly more resources than Sitestar.net. Competitors often offer incentives for customers to purchase internet access by offering discounts for bundled service offerings (i.e., phone, television, and Internet). While we are a reseller of broadband services including DSL and fiber services, our profit margin is heavily influenced by these competitive forces.

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

As of March 31, 2021, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the three-month period ended March 31, 2021.

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

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On December 31, 2020, the Company accepted a revision of terms to the original promissory note which includes, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares. In line with the revision of note terms, during the three-month period ended March 31, 2021, the Company was issued 454,097 shares of Triad Guaranty, Inc. in lieu of interest accrued on the note receivable as of December 31, 2020.

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

Summary of Financial Performance

Common stockholders’ equity increased from $14,043,411 at December 31, 2020, to $16,262,060 at March 31, 2021. This change was attributable to $2,076,143 of net income in the asset management operations segment and $114,123 of net income in the internet operations segment, and was partially offset by a net loss of $9,188 in the real estate operations segment, $203,072 in other segments, and $643 of recoveries resulting from discontinued operations under the former home services operations segment. Corporate expenses for the three-month period ended March 31, 2021, included in the net loss from other operations, totaled $207,253. Total comprehensive net income for the three-month period ended March 31, 2021, equaled $1,978,649.

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

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
ASSETS
Cash and equivalents	$292,767	$341,007	$337,149	$425,985	$553,468
Accounts receivables, net	130,155	144,791	49,824	28,394	35,298
Investments, at fair value	15,736,234	13,574,462	11,135,580	9,586,178	8,354,270
Real estate, total	239,500	241,876	378,698	383,128	376,499
Goodwill and other assets	508,094	555,044	524,772	545,407	548,725
Total assets	$16,906,750	$14,857,180	$12,426,023	$10,969,092	$9,868,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$60,734	$65,524	$63,573	$77,670	$188,732
Accrued expenses	137,803	306,063	176,904	119,839	124,255
Deferred revenue	198,848	192,088	213,498	210,671	201,430
Notes payable and other liabilities	247,305	250,094	646,791	666,608	561,004
Total liabilities	644,690	813,769	1,100,766	1,074,788	1,075,421
Total stockholders’ equity	16,262,060	14,043,411	11,325,257	9,894,304	8,792,839
Total liabilities and stockholders’ equity	$16,906,750	$14,857,180	$12,426,023	$10,969,092	$9,868,260

Results of Operations

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”), and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”). These subsidiaries were formed on October 10, 2016, May 24, 2018, and August 21, 2020, respectively. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two new partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched. During the year ended December 31, 2019, one new joint venture was formed in which Willow Oak Capital Management is a non-managing beneficial owner. During the year ended December 31, 2020, we assisted in the launch of a new private investment fund, and two new wholly owned entities, Willow Oak AMS and Willow Oak FMS, were formed to advance strategic relationships with external investment firms. Additionally, Willow Oak formalized a new strategic relationship with an investment firm, becoming a non-managing beneficial owner in exchange for the provision of certain ongoing FMS and operational services.

As of March 31, 2021, Willow Oak continues to hold a direct investment in the Alluvial Fund, LP. The realized and unrealized investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period.

Willow Oak continues to earn revenue through fee share arrangements, as well as through fund management services.

During the three-month period ended March 31, 2021, the asset management operations segment produced $2,193,854 of revenue. Cost of revenue was $0 and operating expenses totaled $117,711. Net income for the three-month period ended March 31, 2021, totaled $2,076,143. This compares to the three-month period ended March 31, 2020, when the asset management operations segment produced negative $1,745,154 of revenue, cost of revenue was $0, and operating expenses totaled $109,241. Additionally, other income for the three-month period ended March 31, 2020, was $2,283, and the total net loss was $1,852,112. Other income for the segment during the three-month period ended March 31, 2020, was primarily due to sublease rental income earned through the Company’s New York office space.

The increase in revenue for the three-month period ended March 31, 2021, is primarily due to market volatility and increased returns through the Company’s Alluvial Fund investment in addition to an increase in fee share revenues from the new affiliate and fund management services relationships. The increase in operating expenses is primarily due to higher payroll expenses.

As of March 31, 2021, the fair value of long-term investments held through the asset management operations segment totaled $15,636,978. This compares to the fair value of long-term investments held at December 31, 2020, which totaled $13,520,616. The increase in investments is attributable to positive Alluvial Fund performance during the three-month period ended March 31, 2021. Management notes that, while short-term market volatility can have a significant effect on reported revenue for a given period, the Company’s overall investment strategy is ultra-long-term focused.

The tables below provide a summary of income statement amounts over time. These figures are specific to the asset management operations segment and are presented for the quarterly periods designated below.

	For the three months ended
Asset Management Operations Revenue	March 31, 2021	March 31, 2020
Gains (losses) on investment activity	$2,054,471	$(1,784,406)
Management and performance fee revenue	118,843	15,252
Fund management services revenue	20,540	24,000
Total revenue	$2,193,854	$(1,745,154)

Real Estate Operations

For the three-month period ended March 31, 2021, the real estate operations segment generated revenue of $9,736 and cost of revenues totaling $7,644. All revenues and cost of revenues for the current period are related to rental activities. Operating expenses for the three-month period ended March 31, 2021, were $6,485. Other expenses totaled $4,795 and the net loss for the three-month period ended March 31, 2021, totaled $9,188. This compares to the three-month period ended March 31, 2020, when the real estate operations segment generated revenue of $187,149, including $15,149 of rental revenue, and cost of revenues totaling $132,209, which included $16,347 of cost of rental revenues. Operating expenses for the three-month period ended March 31, 2020, were $16,636, other expenses totaled $1,268, and total reported net income was $37,036. Other expenses incurred during the three-month periods ended March 31, 2021, and 2020, were primarily interest-related expenses. The current period decreases in revenue, cost of revenue, operating expenses, and interest expense are primarily due to the sale of certain real estate properties held historically as rental properties.

EDI Real Estate Operations

As of March 31, 2021, and December 31, 2020, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	March 31, 2021	December 31, 2020
Units occupied or available for rent	2	4
Vacant lots held for investment	3	3
Total units held for investment	5	7

Units held for resale	2	—
Vacant lots held for resale	—	—
Total units held for resale	2	—

Units held for investment consist of single-family residential rental units.

The leases in effect, as of March 31, 2021, are based on annual time periods and typically include month-to-month provisions after the completion of the initial term. An outside property management company manages these rental properties on behalf of the Company. The property management company has introduced updated and renewed leases for existing rental properties.

EDI Real Estate	March 31, 2021	December 31, 2020
Total real estate held for investment	$95,679	$303,158
Accumulated depreciation	(25,360)	(61,282)
Real estate held for investment, net	70,319	241,876

Real estate held for resale, net	$169,181	$—

For the three-month period ended March 31, 2021, depreciation expense on the EDI Real Estate portfolio of properties was $2,377. This compares to the three-month period ended March 31, 2020, when depreciation expense on the EDI Real Estate portfolio of properties was $4,091.

No properties were sold during the three-month period ended March 31, 2021. Subsequent to March 31, 2021, one property held for resale has been sold. During the three-month period ended March 31, 2020, two properties held for resale were sold for gross proceeds of $172,000. Net proceeds totaled $34,749. This compares to their carrying value of $98,835, which resulted in a total gain of $73,165 for the period. No properties were purchased during the three-month periods ended March 31, 2021, and 2020 for the EDI Real Estate portfolio.

During the three-month periods ended March 31, 2021, and 2020, $169,181 and $43,917, respectively, of real estate held for investment was transferred to real estate held for resale.

There were no impairment adjustments recorded during the three-month periods ended March 31, 2021, and 2020.

Mt Melrose Operations

For the periods ended March 31, 2021, and December 31, 2020, the Company’s remaining investment in Mt Melrose is carried on our condensed consolidated balance sheets for $53,846. This carrying value is reflective of the mechanics of the June 27, 2019, transaction, rather than management’s perceived value of the Company’s remaining interest. By way of the Mt Melrose transaction, further described in Note 4, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties have allowed the portfolio to continue its redirection, which management believes could provide long-term returns greater than its current carrying value.

Internet Operations

Revenue attributed to the internet operations segment during the three-month period ended March 31, 2021, totaled $232,266, and cost of revenue totaled $71,963. Operating expenses for the segment totaled $46,541 for the three-month period ended March 31, 2021, and other income totaled $361. Total net income for the internet operations segment was $114,123 for the three-month period ended March 31, 2021. This compares to the three-month period ended March 31, 2020, when revenue totaled $253,559, cost of revenues totaled $87,188, operating expenses were $47,848, other income was $370, and net income was $118,893. Other income for the segment is the result of refundable sales tax credits.

As of March 31, 2021, we have a total of 6,895 customer accounts across the U.S. and Canada. This compares to the three-month period ended March 31, 2020, when we had a total of 7,401 customer accounts. As of March 31, 2021, approximately 60% of our revenue is driven by internet access services, with the remaining 40% being earned though web hosting and other web-based storage services.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $220,280, and revenue generated by our Canadian customers totaled $11,986 during the three-month period ended March 31, 2021. This compares to revenue generated by our U.S. customers of $240,622, and revenue generated by our Canadian customers of $12,937 during the three-month period ended March 31, 2020.

Other Operations

For the three-month period ended March 31, 2021, the Company’s other operations segment did not produce any revenue or cost of goods sold. Operating expenses totaled $207,253, and other income was $4,181 for the three-month period ended March 31, 2021. Corporate operating expenses accounted for the full $207,253 of reported operating expenses for our other operations. This resulted in a net loss of $203,072 for the three-month period ended March 31, 2021. This compares to the three-month period ended March 31, 2020, when the other operations segment again did not produce any revenue or cost of goods sold, but did incur corporate operating expenses of $289,433, other income of $3,692, and a net loss of $285,741 for the period. Corporate expenses were lower for the three-month period ended March 31, 2021, primarily due to a decrease in legal expenses.

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. Net income reported from discontinued operations related to the home services operations segment for the three-month period ended March 31, 2021, were $643. This compares to net income of $10,756 reported from discontinued operations related to the home services operations segment for the three-month period ended March 31, 2020.

Financial Condition, Liquidity, and Capital Resources

During the three-month period ended March 31, 2021, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $292,767 at the three-month period ended March 31, 2021, compared to $341,007 at year-end December 31, 2020. Real estate held for investment decreased to $70,319 at the period ended March 31, 2021, compared to $241,876 at year-end December 31, 2020, and real estate held for resale increased to $169,181 at the period ended March 31, 2021, compared to $0 at year-end December 31, 2020. Additionally, accrued compensation decreased from $281,904 at the year ended December 31, 2020, to $89,328 at the three-month period ended March 31, 2021. The fluctuations in real estate amounts are primarily due to the opportunistic sales of certain EDI Real Estate rental properties, and the decrease in accrued compensation is due to the issuance of common stock during the three-month period ended March 31, 2021. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of March 31, 2021, and December 31, 2020 is as shown:

	March 31, 2021	December 31, 2020
Current	$127,151	$142,121
30 – 60 days	1,748	1,836
60 + days	1,256	834
Total	$130,155	$144,791

We have no material capital expenditure requirements.

Contractual Obligations

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of March 31, 2021, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to Woodmont. Under the terms of the parties’ membership interest purchase agreement, the Company agreed to indemnify Woodmont against certain losses actually incurred by Woodmont as a result of breaches of the Company’s representations and warranties made under the agreement. As has been previously reported, Woodmont has made several claims for indemnification under the agreement, all of which have been disputed by the Company. Also, in connection with the transaction, the Company and Woodmont entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC, which sets forth the general terms and conditions governing the arrangements between the two members; and, in addition, the Company expressly agreed to a three-year “standstill” arrangement, during which time the Company will not in any way participate, directly or indirectly, in the management or control of Mt Melrose.

Off-balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of March 31, 2021, nor at any time from January 1, 2021, through March 31, 2021.

Discussion Regarding COVID-19 Potential Impacts

Due to the continuing uncertainty surrounding the COVID-19 pandemic, the Company has experienced, and continues to expect, market volatility as primarily related to its investment in the Alluvial Fund. As reported in prior periods, this volatility can create periods when the asset management operations segment produces negative revenue amounts. Due to the size of the investment, these negative revenue amounts can also have a sizable impact on the Company’s balance sheets at a given point in time. The nature of this investment has inherent market risks, and short-term results can be unpredictable.

Management continues to monitor and assess all Company operations for additional potential impacts of the COVID-19 pandemic. As of the three-month period ended March 31, 2021, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact our business, financial condition, liquidity, and results of operations likely will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the continuing pandemic, the direct and indirect impact of the continuing pandemic on our employees, customers, and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the continuing pandemic.

Discussion Regarding the Company’s Status Under the Investment Company Act of 1940

As discussed above, the Company, directly and through our subsidiaries, currently is engaged primarily in asset management operations, real estate operations, and internet operations lines of business--that is, in businesses other than that of investing, reinvesting, owning, holding, or trading in securities. We are not engaged primarily, nor do we propose to engage primarily, in the business of investing, reinvesting, or trading in securities; nor does the Company propose to operate any of its businesses in a manner that would cause the Company to be subject to regulation as an “investment company” under the Investment Company Act of 1940 (the “1940 Act”).

However, as of the quarterly period ended March 31, 2021, management has determined that our ownership of “investment securities” (as defined in the 1940 Act) exceeds 40% of the value of the Company’s total assets (exclusive of government securities and cash items), as measured under the 1940 Act. Our ownership of “investment securities” is largely comprised of our investment and limited partnership interests in Alluvial Fund, LP. In this respect, as the composition of our assets has changed over recent time, including by virtue of our previous sale of membership interests in Mt Melrose, LLC and our previous divestiture of the former Home Services Operations segment, the impact of our long-standing Alluvial Fund investment to the composition of our total assets, as measured under the 1940 Act, has become more pronounced, albeit inadvertently.

During the quarterly period ended March 31, 2021, representatives from the Securities and Exchange Commission (“SEC”) Division of Investment Management and the Company have engaged in several informal discussions and correspondence regarding a general inquiry by the SEC as to the Company’s current status under the 1940 Act, namely as a result of the apparent quantitative significance of the Company’s assets that may constitute “investment securities” in relation to the Company’s total assets, as noted above.

As a result of such discussions and correspondence among the Company and the SEC, the Board of Directors of the Company has re-confirmed that the Company has a bona fide intent to be engaged primarily in lines of business not constituting that of investing, reinvesting or trading in securities, nor that of acquiring, owning or holding “investment securities,” and the Board has resolved to explore certain strategic options so as to eliminate as soon as is reasonably possible any uncertainty in regard to the Company’s status under the 1940 Act. In this respect, the Company is in the process of developing a strategic operational plan setting forth specific potential steps designed to grow certain operational lines of business and effect changes to the composition of our assets in the near future; although there can be no assurances, of course, that we will be successful in our formulation and/or carrying out of any such plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Pursuant to Item 103 of Regulation S-K, as amended, the information required by this item is provided by cross-reference to the Company’s legal proceedings disclosure located under the Litigation & Legal Proceedings heading in Note 11 to the accompanying unaudited consolidated financial statements (see page 21).

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2021, the Company issued a total of 45,143 unregistered shares of its Common Stock to members of the Board of Directors and select senior management in lieu of cash payment of certain accrued director’s fees and annual management bonuses, pursuant to and in line with our previously reported Enterprise Diversified, Inc. 2020 Equity Incentive Plan, as amended. The number of shares issued was determined by the Governance, Compensation, and Nomination Committee of the Board of Directors using the volume weighted average price of a share of Common Stock for the ninety (90) days immediately preceding January 31, 2021, which equaled $5.3166. To the extent this issuance constituted an offer or sale of securities under the Securities Act, it was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

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
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021, and 2020; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021, and 2020; (iv) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021, and 2020; (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021, and 2020; (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: May 14, 2021	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: May 14, 2021	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)