Form 10-Q
period 2021-06-30
ENTERPRISE DIVERSIFIED, INC.
filed 2021-08-13
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of August 11, 2021 is 2,647,383.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$9,399,112	$341,007
Accounts receivable, net	369,893	144,791
Other current assets	32,238	44,530
Current assets - held for resale	—	231
Total current assets	9,801,243	530,559
Long-term Assets
Real estate - held for investment, net	27,732	241,876
Property and equipment, net	11,684	13,707
Goodwill, net	212,445	212,445
Note receivable	164,352	210,879
Long-term investments	8,512,439	13,574,462
Other assets	72,899	73,252
Total long-term assets	9,001,551	14,326,621
Total assets	$18,802,794	$14,857,180
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$48,920	$65,524
Accrued compensation	95,795	281,904
Accrued expenses	21,308	24,159
Deferred revenue	198,045	192,088
Notes payable, current	4,003	5,609
Total current liabilities	368,071	569,284
Long-term Liabilities
Notes payable, net of current portion	20,458	244,485
Total long-term liabilities	20,458	244,485
Total liabilities	388,529	813,769
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 10,000,000 and 2,800,000 shares authorized; 2,647,383 and 2,602,240 shares issued and outstanding	330,922	325,280
Additional paid-in capital	27,673,692	27,439,334
Accumulated deficit	(9,590,349)	(13,721,203)
Total stockholders’ equity	18,414,265	14,043,411
Total liabilities and stockholders’ equity	$18,802,794	$14,857,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30		June 30
	2021	2020	2021	2020
Revenues - asset management	$1,556,005	$1,268,819	$3,749,859	$(476,335)
Revenues - real estate	335,724	16,494	345,460	203,643
Revenues - internet operations	223,919	245,215	456,185	498,774
Total revenues	2,115,648	1,530,528	4,551,504	226,082

Cost of revenues - real estate	236,209	7,114	243,853	139,323
Cost of revenues - internet operations	70,029	79,229	141,992	166,417
Total cost of revenues	306,238	86,343	385,845	305,740

Gross profit (loss) - asset management	1,556,005	1,268,819	3,749,859	(476,335)
Gross profit - real estate	99,515	9,380	101,607	64,320
Gross profit - internet operations	153,890	165,986	314,193	332,357
Total gross profit (loss)	1,809,410	1,444,185	4,165,659	(79,658)

Selling, general, and administrative expenses
Insurance	12,937	4,690	19,540	28,823
Professional fees	156,708	134,115	300,213	344,249
Salaries and wages	192,105	166,247	375,059	327,596
Travel and meals	4,735	—	5,086	3,135
Other operating expenses	56,393	40,590	100,970	104,997
Total selling, general and administrative expenses	422,878	345,642	800,868	808,800
Income (loss) from operations	1,386,532	1,098,543	3,364,791	(888,458)

Gain on sale of noncontrolling interest in subsidiary	778,872	—	778,872	—
Interest expense	(2,150)	(6,934)	(6,945)	(14,016)
Other income (expense), net	(11,049)	6,707	(5,864)	18,866
Total other income (loss)	765,673	(227)	766,063	4,850

Income (loss) from continuing operations before income taxes	2,152,205	1,098,316	4,130,854	(883,608)
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	2,152,205	1,098,316	4,130,854	(883,608)

Income from discontinued operations, net of taxes	—	3,149	—	13,905
Net income (loss)	$2,152,205	$1,101,465	$4,130,854	$(869,703)

Net income (loss) per share, basic	0.81	0.42	1.57	(0.34)
Net income (loss) per share, diluted	0.81	0.42	1.56	(0.34)
Net income (loss) per share from continuing operations, basic	0.81	0.42	1.57	(0.34)
Net income (loss) per share from continuing operations, diluted	0.81	0.42	1.56	(0.34)
Net income (loss) per share from discontinued operations, basic and diluted	0.00	0.00	0.00	0.01
Weighted average number of shares, basic	2,647,383	2,602,240	2,639,153	2,593,661
Weighted average number of shares, diluted	2,648,051	2,602,908	2,639,821	2,594,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	2,602,240	$325,280	$27,439,334	$(13,721,203)	$14,043,411
Net income (loss)	—	—	—	1,978,649	1,978,649
Stock issuance	45,143	5,642	234,358	—	240,000
Balance March 31, 2021	2,647,383	330,922	27,673,692	(11,742,554)	16,262,060
Net income (loss)	—	—	—	2,152,205	2,152,205
Balance June 30, 2021	2,647,383	$330,922	$27,673,692	$(9,590,349)	$18,414,265

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$(17,000,607)	$10,633,958
Net income (loss)	—	—	—	(1,971,168)	(1,971,168)
Stock issuance	35,594	4,449	125,600	—	130,049
Balance March 31, 2020	2,602,240	325,280	27,439,334	(18,971,775)	8,792,839
Net income (loss)	—	—	—	1,101,465	1,101,465
Balance June 30, 2020	2,602,240	$325,280	$27,439,334	$(17,870,310)	$9,894,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2021 and 2020

	2021	2020
Cash flows from (used in) from operating activities:
Net income (loss) from continuing operations	$4,130,854	$(883,608)
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Realized and unrealized (gains) losses on long-term investments	(3,336,295)	552,309
Gain on sale of noncontrolling interest in subsidiary	(778,872)	—
Gain on sale of real estate	(120,787)	(73,165)
Depreciation and amortization	5,307	10,807
Bad debt (recoveries) expense	(67)	264
Accrued stock compensation expense	75,000	75,000
Accrued interest income on notes receivable	(9,352)	(7,836)
Other	231	—
(Increase) decrease in:
Accounts receivable, net	(225,035)	24,231
Other current assets	12,761	4,455
Increase (decrease) in:
Accounts payable	(23,886)	(80,264)
Accrued expenses	(23,960)	(24,406)
Deferred revenue	5,957	5,711
Net cash flows from (used in) continuing operations	(288,144)	(396,502)
Net cash flows from discontinued operations	—	14,197
Net cash flows from (used in) operating activities	(288,144)	(382,305)
Cash flows from investing activities:
Proceeds from sale of investments	8,458,895	—
Purchases of investments	(69,013)	(12,283)
Proceeds from sale of subsidiary	850,000	—
Proceeds from sale of real estate	332,000	172,000
Improvements to real estate held for investment	—	(10,969)
Net cash flows from continuing operations	9,571,882	148,748
Net cash flows from discontinued operations	—	—
Net cash flows from investing activities	9,571,882	148,748
Cash flows from financing activities:
Principal payments on note payable	(225,633)	(132,370)
Proceeds from notes payable	—	125,102
Net cash flows (used in) from continuing operations	(225,633)	(7,268)
Net cash flows (used in) from discontinued operations	—	—
Net cash flows (used in) financing activities	(225,633)	(7,268)
Net increase (decrease) in cash	9,058,105	(240,825)
Cash and cash equivalents at beginning of the period	341,007	666,810
Cash and cash equivalents at end of the period	$9,399,112	$425,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Six Months Ended June 30, 2021 and 2020

	2021	2020
Non-cash and other supplemental information:
Transfer of real estate held for investment to held for resale	$211,213	$43,917
Transfer of real estate held for resale to held for investment	$—	$43,992
Issuance of common stock per equity compensation plan	$240,000	$130,049
Accrued interest receivable converted to Triad Guaranty, Inc. stock	$45,410	$—
Continuing operations cash paid for interest	$6,945	$14,016

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

During the three- and six-month periods ended June 30, 2021, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, for the three- and six-month periods ended June 30, 2021, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC, and its direct investment in Alluvial Fund, were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earns a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a liquidating distribution of its investment in Alluvial Fund, which such withdrawal will be fulfilled by the general partner according to a mutually agreed upon cash distribution schedule. During the quarter ended June 30, 2021, Willow Oak received aggregate cash distributions totaling $8,458,895 in respect of such withdrawal. As of June 30, 2021, Willow Oak holds a remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017 with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak and managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance, and tax and audit liaison services it renders.

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

Real Estate Operations

As has been previously reported, in December 2017, ENDI created a wholly owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. During  January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of  June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on  May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. Accordingly, as of June 30, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 4 and 11 for more information.

As has been previously reported, in July 2017, ENDI created a wholly owned real estate subsidiary named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of  June 30, 2021, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes a single-family home managed by a third-party property management company and various lots of vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia.

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

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On December 31, 2020, the Company accepted a revision of terms to the original promissory note which include, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares. In line with the revision of note terms, during the previous three-month period ended March 31, 2021, the Company was issued 454,097 shares of Triad Guaranty, Inc. in lieu of interest accrued on the note receivable as of December 31, 2020.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The  December 31, 2020, consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2021, and the results of operations for the three and six months ended June 30, 2021, and 2020.

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

Investments

The Company holds various investments through its asset management operations and real estate operations segments. Additionally, investments may be held and reported under the Company’s “other” segment. Assets held through these segments do not have a readily determinable value as these investments are either not publicly traded, do not have published sales records, or do not routinely make current financial information available. Investments held through the asset management operations segment are remeasured to fair value on a recurring basis. Investments held under the real estate operations and other operations segments are remeasured when additional valuation inputs become observable. See Note 5 for more information.

During the six-month period ended  June 30, 2021, and as of December 31, 2020, the Company also held its remaining equity investment in Mt Melrose, LLC through its real estate operations segment. The Company determined that its remaining equity investment did not have a readily determinable fair value, and the Company accounted for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. As mentioned previously, on May 17, 2021, however, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of June 30, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity.

Accounts Receivable

The Company’s asset management operations segment records receivable amounts for fee shares and fund management services revenue earned on a monthly basis. Performance fee shares crystalize and are collected on an annual basis while management fee shares crystalize and are collected on either a monthly or quarterly basis as dictated by the respective partnership agreement. For these reasons, performance fee shares are designated as contract assets until they crystalize annually on December 31. As of December 31, all performance fees are fully collectible and are no longer classified as contract assets. Fund management services receivables are collected monthly in line with ongoing performance. The Company historically has had no collection issues with fee share and fund management receivables, and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables. A breakout of contract assets as of June 30, 2021 is noted below:

June 30, 2021
Accrued contract assets per Willow Oak fee share arrangements	$329,325
Operating accounts receivable, net of allowance	40,568
Total accounts receivable, net	$369,893

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

As of June 30, 2021, and December 31, 2020, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $353 and $421, respectively. For the quarterly periods ended June 30, 2021, and 2020, bad debt recoveries from continuing operations were $156 and $141, respectively. For the six-month periods ended June 30, 2021, and 2020, bad debt (recoveries) expenses from continuing operations totaled ($67) and $264, respectively.

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

No impairment adjustments were recorded during the three- and six-month periods ended June 30, 2021, and 2020.

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

No impairment adjustments were recorded during the three- and six-month periods ended June 30, 2021, and 2020.

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

No impairment adjustments were recorded during the three- and six-month periods ended June 30, 2021, and 2020.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

During the three- and six-month periods ended June 30, 2021, $42,032 and $211,213, respectively, of real estate held for investment was transferred to real estate held for resale. During the three- and six-month periods ended June 30, 2020, $43,917 of real estate held for investment was transferred to real estate held for resale. Additionally, during the three- and six-month periods ended June 30, 2020, $43,992, of real estate held for resale was transferred to real estate held for investment. No improvements were made to existing real estate held for investment during the three- and six-month periods ended June 30, 2021. Improvements of $10,969 were made to real estate then held for investment during the three- and six-month periods ended June 30, 2020.

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

Revenue Recognition

Asset Management Operations and Other Investment Revenue

The Company earns revenue from investments and through various fee share and consulting agreements, including realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded monthly and are included in revenue on the accompanying unaudited condensed consolidated statements of operations. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying unaudited condensed consolidated statements of operations. Consulting fees are billed, paid, and recorded according to a monthly schedule. Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

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

A summary of revenue earned through the asset management operations segment for the three- and six-month periods ended June 30, 2021, and 2020 is included below:

	For the three months ended		For the six months ended
Asset Management Operations Revenue	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Realized and unrealized gains (losses) on investment activity	$1,283,600	$1,228,776	$3,338,071	$(555,630)
Management and performance fee revenue	251,511	16,043	370,354	31,295
Fund management services revenue	20,894	24,000	41,434	48,000
Total revenue	$1,556,005	$1,268,819	$3,749,859	$(476,335)

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue from continuing operations increased from $192,088 at December 31, 2020, to $198,045 at June 30, 2021. During the three-month periods ended June 30, 2021, and 2020, $38,568 and $43,718, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities (deferred revenue). During the six-month periods ended June 30, 2021, and 2020, $157,880 and $171,675, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities.

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

The number of potentially dilutive shares for the three- and six-month periods ended June 30, 2021, and 2020, consisting of common shares underlying common stock equity incentives, was 668. None of the potentially dilutive securities had a dilutive impact during the three-month periods ended June 30, 2021, and 2020 after rounding was applied. During the six-month periods ended June 30, 2021, and 2020, the potentially dilutive securities had a $0.01 and $0.00 dilutive impact, respectively.

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

NOTE 3. HISTORICAL HOME SERVICES SUBSIDIARY ASSET SALE

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

The operations of Specialty Contracting Group, LLC had been considered a component of, and the divestiture reflected a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations have been classified as discontinued operations in the Company’s financial statements. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “recovery from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. During the three- and six-month periods ended June 30, 2021, there were no material royalties or other activity from discontinued operations. Comparatively, during the three- and six-month periods ended June 30, 2020, an offsetting $5,237 and $16,256, respectively, of royalties on discontinued operations were recognized within the reported $3,149 and $13,905 of recoveries from discontinued operations, respectively.

As of December 31, 2020, discontinued assets reported on the face of the accompanying condensed consolidated balance sheets totaled $231. No discontinued liabilities were reported as of December 31, 2020. This compares to June 30, 2021, when no discontinued assets or discontinued liabilities are reported on the face of the accompanying condensed consolidated balance sheets.

A reconciliation of discontinued operations as reported on the accompanying unaudited condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2021, and 2020, is as follows:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Selling, general, and administrative expenses	—	2,088	—	2,351
Recoveries from sale of subsidiary	—	5,237	—	16,256
Other income (expense), net	—	—	—	—
Income (loss) reported as discontinued operations	$—	$3,149	$—	$13,905

NOTE 4. HISTORICAL SALE OF CONTROLLING INTEREST IN REAL ESTATE SUBSIDIARY

Historical Transaction

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

While the operations of Mt Melrose, LLC were considered a component of the Company’s business, the June 27, 2019, sale did not represent a major strategic shift in the Company’s business. While we deconsolidated the operations of Mt Melrose, LLC on June 27, 2019, as a result of no longer having a controlling financial interest, Mt Melrose, LLC’s historical operations continued to be reflected as “continuing operations” in the Company’s financial statements. That is, all activity prior to the deconsolidation event was included on our consolidated statements of operations for given prior reporting periods in continuing operations, and under the real estate segment. As of June 27, 2019, all previously consolidated assets and liabilities of Mt Melrose, LLC were removed from our consolidated balance sheets, and the Company’s membership interest in Mt Melrose then became accounted for as an investment in the equity of Mt Melrose, LLC in the Company’s reported financial statements.

Accounting for Then-Remaining Mt Melrose Investment

The Company adopted ASU 2016-01 effective January 1, 2018. ASU 2016-01 generally requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. However, entities are able to elect a measurement alternative for equity investments that do not have a “readily determinable fair value.” The Company determined that its equity investment in Mt Melrose did not have a readily determinable fair value at the time of deconsolidation. The Company’s inability to “exercise significant influence” due to previously reported contractual agreements, also supported the use of the measurement alternative. Under this alternative, the Company had measured the Mt Melrose investment at its implied fair value and assessed it for impairment at each reporting date.

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC on June 27, 2019, the implied value of the Company’s retained 35% equity interest at the time of the transaction was $53,846. This amount has been included under the long-term investment amount on the accompanying consolidated balance sheets as of the end of given prior reporting periods, including as of March 31, 2021, and December 31, 2020.

However, as mentioned previously, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont the Company’s remaining membership interests in Mt Melrose, LLC in conjunction with an $850,000 cash payment to the Company. Accordingly, as of June 30, 2021, the Company does not hold any remaining interests in Mt Melrose, LLC. During the period ended June 30, 2021, the Company recognized a gain of $778,872 on the May 14, 2021, sale, which is included as a separate line item on the accompanying unaudited condensed consolidated statements of operations. This gain is representative of the difference between the Company’s most recent carrying value of its Mt Melrose equity investment, various other intercompany reimbursements, and the final sale price represented by the May 17, 2021 transaction.

NOTE 5. INVESTMENTS

Certain assets held through the Company, Willow Oak Asset Management, LLC, or EDI Real Estate, LLC, do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investment in Alluvial Fund, LP is measured using net asset value (NAV) as the practical expedient and is exempt from the fair value hierarchy (see Note 6). The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. The Company’s investment in Alluvial Fund is remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Due to the nature of the Mt Melrose, LLC investment (subsequent to the Company’s transfer, relinquishment of control, and subsequent sale (see Note 4)), the investment was measured at cost basis, as fair value was not determinable until additional inputs and measurements became available. Due to the illiquid nature of Triad Guaranty, Inc. stock and the lack of available current financial information for the entity, the Company has measured its investment at cost basis, as fair value is not determinable until additional inputs and measurements become available.

	Cost Basis	Unrealized Gain	Carrying Value
June 30, 2021
Alluvial Fund, LP (at fair value)	$3,567,489	$4,899,540	$8,467,029
Triad Guaranty, Inc. stock (at cost)	45,410	—	45,410
Total	$3,612,899	$4,899,540	$8,512,439

	Cost Basis	Unrealized Gain	Carrying Value
December 31, 2020
Alluvial Fund, LP (at fair value)	$7,064,758	$6,455,858	$13,520,616
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,118,604	$6,455,858	$13,574,462

Alluvial Fund is a private investment fund that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the three- and six-month periods ended June 30, 2021, and 2020, the Company withdrew $8,458,895 from the Alluvial Fund. The Company did not withdraw any funds from the Alluvial Fund during the three- and six-month periods ended June 30, 2020. For the three- and six-month periods ended June 30, 2021, the Company also reinvested certain management and performance fees earned through the Alluvial Fund. The total amounts of these reinvested fees were $5,994 and $69,013, respectively. For the three- and six-month periods ended June 30, 2020, the total amounts of these reinvested fees were $3,958 and $12,283, respectively.

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

●

Level 2 - inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates or yield curves, that are observable at commonly quoted intervals; this category includes mortgage-backed securities, asset-backed securities, corporate debt securities, certificates of deposit, commercial paper, U.S. agency and municipal debt securities, U.S. Treasury securities, and derivative contracts; and

●

Level 3 - inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability; the measurements are highly subjective.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its investments at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
June 30, 2021
Alluvial Fund, LP	$—	$—	$—	$8,467,029	$8,467,029
Total investments	$—	$—	$—	$8,467,029	$8,467,029

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2020
Alluvial Fund, LP	$—	$—	$—	$13,520,616	$13,520,616
Total investments	$—	$—	$—	$13,520,616	$13,520,616

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three- and six-month periods ended June 30, 2021, and 2020.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairments were recorded during the three- and six-month periods ended June 30, 2021, and 2020.

As discussed in Note 4, the Company’s previous equity investment in Mt Melrose, LLC was carried at its implied cost under the alternative approach and was assessed for impairment at each balance sheet date. No impairments were recorded during the three-and six-month periods ended June 30, 2021, and 2020.

As discussed previously, the Company holds stock in Triad Guaranty, Inc. This stock was received in accordance with the December 31, 2020, revisions to the original promissory note, which included Triad stock to be issued in lieu of accrued interest. Due to the illiquid nature of Triad Guaranty, Inc. stock and the lack of available current financial information for the entity, the Company has measured its investment in the stock at cost basis. The Company’s cost basis in the stock is equal to the amount of accrued interest on the promissory note as of December 31, 2020. The Company will assess its investment in Triad for impairment at each balance sheet date or when additional inputs and measurements become available. No impairments were recorded during the three- and six-month period ended June 30, 2021.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2021, and December 31, 2020, consisted of the following:

	June 30, 2021	December 31, 2020
Computers and equipment	$17,330	$17,330
Furniture and fixtures	10,850	10,850
	28,180	28,180
Less accumulated depreciation	(16,496)	(14,473)
Property and equipment, net	$11,684	$13,707

Depreciation expense from continuing operations was $1,011 for the three-month periods ended  June 30, 2021, and 2020, and $2,023 for the six-month periods ended June 30, 2021, and 2020.

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

Through EDI Real Estate, as of  June 30, 2021, and  December 31, 2020, the Company identified the following units as held for resale or held for investment as noted below:

EDI Real Estate	June 30, 2021	December 31, 2020
Units occupied or available for rent	1	4
Vacant lots held for investment	3	3
Total units held for investment	4	7

Units held for resale	—	—
Vacant lots held for resale	—	—
Total units held for resale	—	—

Units held for investment consist of single-family residential rental units.

The lease in effect as of June 30, 2021, is based on a month-to-month provision as the initial annual term of the lease has been completed. An outside property management company manages this rental property on behalf of the Company. The property management company has introduced an updated and renewed lease for the existing rental property. There are no reportable future anticipated rental revenues as a result of the month-to-month provision on the remaining existing lease.

EDI Real Estate	June 30, 2021	December 31, 2020
Total real estate held for investment	$43,846	$303,158
Accumulated depreciation	(16,114)	(61,282)
Real estate held for investment, net	$27,732	$241,876

For the three-month periods ended June 30, 2021, and 2020, depreciation expense on the EDI Real Estate portfolio of properties was $555 and $4,340, respectively. This compares to the six-month periods ended June 30, 2021, and 2020, when depreciation expense on the EDI Real Estate portfolio of properties was $2,932 and $8,431, respectively.

Three properties were sold during the three- and six-month periods ended June 30, 2021. Total gross proceeds for the sale of the three properties was $332,000 and net proceeds totaled $75,395. This compares to their carrying value of $211,213, which resulted in a net gain of $120,787 for the period. During the three- and six-month periods ended June 30, 2020, two properties held for resale were sold for gross proceeds of $172,000. Net proceeds totaled $34,749. This compares to their carrying value of $98,835, which resulted in a total gain of $73,165 for the period. No properties were purchased during the three- and six-month periods ended June 30, 2021, and 2020 for the EDI Real Estate portfolio.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the three- and six-month periods ended June 30, 2021, and 2020.

NOTE 9. NOTES PAYABLE

Notes payable at June 30, 2021, and December 31, 2020, consist of the following:

	Interest Rates	Average Term	June 30, 2021	December 31, 2020
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	$24,461	$154,094
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	—	96,000
Less current portion			(4,003)	(5,609)
Long-term portion			$20,458	$244,485

The timing of future payments of notes payable are as follows as of June 30, 2021:

2021	$2,627
2022	5,507
2023	5,828
2024	6,145
2025 and thereafter	4,354
Total	$24,461

During the quarterly period ended September 30, 2018, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by certain properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years. As of the three-month period ended June 30, 2021, the remaining note payable balance is secured by the remaining residential property.

During the quarterly period ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by a property held for investment. This note carries an annual interest rate of 6%, accrues interest quarterly, and is due September 15, 2022, with early payoff permitted. During the quarterly period ended June 30, 2021, the balance of this note was paid in full in conjunction with the sale of the property.

NOTE 10. SEGMENT INFORMATION

During the three- and six-month periods ended  June 30, 2021, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations.

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as mentioned in Note 3, the Company completed a divestiture of its home services operations on May 24, 2019. As a result, as of the three- and six-month periods ended June 30, 2021, and for all prior periods presented, the Company’s former home services operations segment has been reported as discontinued operations.

The asset management operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

The real estate operations segment includes (i) our equity in Mt Melrose, LLC, prior to the sale of the Company’s remaining membership interests on May 17, 2021, which managed properties held for investment and held for resale located in Lexington, Kentucky, and (ii) revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia.

The internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. For the three-month periods ended June 30, 2021, and 2020, the internet segment generated revenue of $212,512 and $231,999 in the United States and revenue of $11,407 and $13,216 in Canada, respectively. This compares to the six-month periods ended June 30, 2021, and 2020, where the internet segment generated revenue of $432,792 and $472,621 in the United States and revenue of $23,393 and $26,153 in Canada, respectively. All assets reported under the internet segment for the periods ended June 30, 2021, and December 31, 2020, are located within the United States.

The other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three- and six-month periods ended June 30, 2021, and 2020.

Three Months Ended June 30, 2021	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,556,005	$335,724	$223,919	$—	$—	$2,115,648
Cost of revenue	—	236,209	70,029	—	—	306,238
Operating expenses	112,939	18,249	50,345	241,345	—	422,878
Other income (expense)	—	760,472	360	4,841	—	765,673
Income (loss) from continuing operations	1,443,066	841,738	103,905	(236,504)	—	2,152,205
Income from discontinued operations	—	—	—	—	—	—
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$17,334,335	$51,579	$409,194	$1,007,686	$—	$18,802,794

Six Months Ended June 30, 2021	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$3,749,859	$345,460	$456,185	$—	$—	$4,551,504
Cost of revenue	—	243,853	141,992	—	—	385,845
Operating expenses	230,650	24,734	96,886	448,598	—	800,868
Other income (expense)	—	755,677	721	9,665	—	766,063
Income (loss) from continuing operations	3,519,209	832,550	218,028	(438,933)	—	4,130,854
Income (loss) from discontinued operations	—	—	—	—	—	—
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$17,334,335	$51,579	$409,194	$1,007,686	$—	$18,802,794

Three Months Ended June 30, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$1,268,819	$16,494	$245,215	$—	$—	$1,530,528
Cost of revenue	—	7,114	79,229	—	—	86,343
Operating expenses	93,742	1,075	46,434	204,391	—	345,642
Other income (expense)	—	(6,730)	2,753	3,750	—	(227)
Income (loss) from continuing operations	1,175,077	1,575	122,305	(200,641)	—	1,098,316
Income from discontinued operations	—	—	—	—	3,149	3,149
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,608,598	$465,663	$441,802	$452,738	$291	$10,969,092

Six Months Ended June 30, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$(476,335)	$203,643	$498,774	$—	$—	$226,082
Cost of revenue	—	139,323	166,417	—	—	305,740
Operating expenses	202,983	17,711	94,282	493,824	—	808,800
Other income (expense)	2,283	(7,998)	3,123	7,442	—	4,850
Income (loss) from continuing operations	(677,035)	38,611	241,198	(486,382)	—	(883,608)
Income (loss) from discontinued operations	—	—	—	—	13,905	13,905
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,608,598	$465,663	$441,802	$452,738	$291	$10,969,092

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2021, and December 31, 2020, the Company has no long-term leases that require right-of-use assets or lease liabilities to be recognized.

The previous lease for office space for Willow Oak Asset Management, LLC expired on September 30, 2020, and has been renewed on a month-to-month basis beginning on October 1, 2020. The previous lease for warehouse space for corporate matters was a short-term lease, under 12 months, and expired in February 2020. In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use (ROU) assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to these short-term leases for the three-month periods ended June 30, 2021, and 2020 were $5,250 and $0, respectively. This compares to total rental expenses attributed to these short-term leases for the six-month periods ended June 30, 2021, and 2020 of $10,500 and $13,434, respectively.

There were no other operating lease costs from continuing operations for the three- and six-month periods ended  June 30, 2021. This compares to total operating lease costs from continuing operations for the three- and six-month periods ended June 30, 2020, of $15,454 and $44,342, respectively.

As the Company has no remaining leases classified as operating leases or financing leases as of the periods ended June 30, 2021, and December 31, 2020, there are no future liabilities or maturities of lease obligations recognized on the accompanying consolidated balance sheets.

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

Other: Mt Melrose-related Proceedings

As has been previously reported, various disputes had  arisen between the Company and Woodmont Lexington, LLC (“Woodmont”), the entity to whom the Company previously sold, on June 27, 2019, 65% of the Company’s membership interest in Mt Melrose, LLC (“Mt Melrose”).

As has been previously reported, these disputes had resulted in certain litigation between the parties commenced by the Company on November 20, 2019, in the Delaware Court of Chancery, Enterprise Diversified, Inc. v. Woodmont Lexington, LLC, et al., C.A. No. 2019-0928-JTL (Del. Ch.) (the “Delaware Action”), as well as certain litigation between the parties previously pending in the Circuit Court in Fayette County, Kentucky, Mt Melrose II, LLC, et al. v. Enterprise Diversified, Inc., C.A. No. 19-CI-4304 (Ky. Fayette Cir. Ct.).  As also has been previously reported, commencing in March 2021, the Company and Woodmont agreed to engage in voluntary mediation concerning their various disputes through the Delaware Court of Chancery.

As outcome to the parties’ mediation, on May 17, 2021, the Company, on the one hand, and Woodmont and Mt Melrose, on the other hand, entered into a confidential settlement agreement and mutual general release, pursuant to which the parties have amicably settled all of their disputes and the previously reported related litigation between them. Pursuant to such settlement, all rights and obligations of the Company to Woodmont and/or Mt Melrose, and of Woodmont and/or Mt Melrose to the Company, set forth in the membership interest purchase agreement between the Company and Woodmont and the Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC by and among the Company and Woodmont dated June 27, 2019, and all amendments of those agreements, have been terminated and are of no further force or effect, effective as of May 17, 2021. As consideration for such termination and the Company’s sale to Woodmont of all of the Company’s membership interests in Mt Melrose, the Company received $850,000 in cash proceeds. Under the terms of the parties' settlement, no other information or details will be disclosed.

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of June 30, 2021, the Company’s Articles of Incorporation, as amended, authorize an aggregate of 40,000,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 10,000,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as from time to time fixed by the Company’s Board of Directors in its sole discretion. As of June 30, 2021, the Company has not issued any shares of its preferred stock (including, without limitation, its Series A Preferred Stock).

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

Common Stock

As of June 30, 2021, 2,647,383 shares of the Company’s common stock were issued and outstanding.

As previously reported in the Company’s Current Report on Form 8-K Amendment No. 1 filed with the SEC on July 8, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State on June 16, 2021, increasing the number of shares of common stock, par value of $0.125 per share, which the Company shall have the authority to issue from 2,800,000 shares of common stock to 10,000,000 shares of common stock.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from June 30, 2021, through the date the unaudited condensed consolidated financial statements were issued. Management has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the three- and six-month periods ended June 30, 2021. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

During the three-month period ended June 30, 2021, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated through four reportable segments:

●	Asset Management Operations - this segment includes revenue and expenses derived from our various joint ventures, service offerings, and initiatives undertaken in the asset management industry;
●

Real Estate Operations - this segment includes (i) prior to its sale on May 17, 2021, our equity in Mt Melrose, LLC, which manages properties held for investment and held for resale located in Lexington, Kentucky, and (ii) revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia;

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

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations, comprised of former subsidiary Specialty Contracting Group, LLC’s operation of HVAC and plumbing companies in Arizona. However, for the three- and six-month periods ended June 30, 2021, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

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

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earns a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a liquidating distribution of its investment in Alluvial Fund, which such withdrawal will be fulfilled by the general partner according to a mutually agreed upon cash distribution schedule. During the quarter ended June 30, 2021, Willow Oak received aggregate cash distributions totaling $8,458,895 in respect of such withdrawal. As of June 30, 2021, Willow Oak  holds a remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying consolidated statements of operations.

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

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021, on May 17, 2021, however, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of June 30, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 4 and 11 for more information.

As has been previously reported, in July 2017, ENDI created a wholly owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of June 30, 2021, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes one residential property and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes an occupied single-family home that is managed by a third-party property management company. The lease in effect as of June 30, 2021, is based on a month-to-month provision as the initial annual term of the lease has been completed.

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

As of June 30, 2021, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the three-month period ended June 30, 2021.

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

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On December 31, 2020, the Company accepted a revision of terms to the original promissory note which includes, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares. In line with the revision of note terms, during the previous three-month period ended March 31, 2021, the Company was issued 454,097 shares of Triad Guaranty, Inc. in lieu of interest accrued on the note receivable as of December 31, 2020.

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

Summary of Financial Performance

Common stockholders’ equity increased from $14,043,411 at December 31, 2020, to $18,414,265 at June 30, 2021. This change was attributable to $3,519,209 of net income in the asset management operations segment, $832,550 of net income in the real estate operations segment, and $218,028 of net income in the internet operations segment, and was partially offset by a net loss of $438,933 in other segments. There was no reportable income attributed to discontinued operations for the six-month period ended June 30, 2021. Corporate expenses for the six-month period ended June 30, 2021, included in the net loss from other operations, totaled $448,598. Total comprehensive net income for the six-month period ended June 30, 2021, equaled $4,130,854.

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

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
ASSETS
Cash and equivalents	$9,399,112	$292,767	$341,007	$337,149	$425,985
Accounts receivables, net	369,893	130,155	144,791	49,824	28,394
Investments, at fair value	8,512,439	15,736,234	13,574,462	11,135,580	9,586,178
Real estate, total	27,732	239,500	241,876	378,698	383,128
Goodwill and other assets	493,618	508,094	555,044	524,772	545,407
Total assets	$18,802,794	$16,906,750	$14,857,180	$12,426,023	$10,969,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$48,920	$60,734	$65,524	$63,573	$77,670
Accrued expenses	117,103	137,803	306,063	176,904	119,839
Deferred revenue	198,045	198,848	192,088	213,498	210,671
Notes payable and other liabilities	24,461	247,305	250,094	646,791	666,608
Total liabilities	388,529	644,690	813,769	1,100,766	1,074,788
Total stockholders’ equity	18,414,265	16,262,060	14,043,411	11,325,257	9,894,304
Total liabilities and stockholders’ equity	$18,802,794	$16,906,750	$14,857,180	$12,426,023	$10,969,092

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

As of June 30, 2021, Willow Oak holds a remaining direct investment in the Alluvial Fund, LP. The realized and unrealized investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period.

Willow Oak continues to earn revenue through fee share arrangements, as well as through fund management services.

During the three-month period ended June 30, 2021, the asset management operations segment produced $1,556,005 of revenue. Cost of revenue was $0 and operating expenses totaled $112,939. Net income for the three-month period ended June 30, 2021, totaled $1,443,066. This compares to the three-month period ended June 30, 2020, when the asset management operations segment produced $1,268,819 of revenue, cost of revenue was $0, and operating expenses totaled $93,742. Total net income for the three-month period ended June 30, 2020, was $1,175,077.

The increase in revenue for the three-month period ended June 30, 2021, is primarily due to an increase in fee share revenues from the new affiliate and fund management services relationships as well as slightly increased returns through the Company’s Alluvial Fund investment. The increase in operating expenses is primarily due to an increase in payroll expenses and Willow Oak event expenses.

As of June 30, 2021, the fair value of long-term investments held through the asset management operations segment totaled $8,467,029. This compares to the fair value of long-term investments held at December 31, 2020, which totaled $13,520,616. The decrease in investments is attributable to a partial withdrawal of $8,458,895 made during the three-month period ended June 30, 2021, partially offset by positive Alluvial Fund performance during the three- and six-month periods ended June 30, 2021. Management notes that, while short-term market volatility can have a significant effect on reported revenue for a given period, the Company’s overall investment strategy is ultra-long-term focused.

The tables below provide a summary of income statement amounts over time. These figures are specific to the asset management operations segment and are presented for the three- and six-month periods designated below.

	For the three months ended		For the six months ended
Asset Management Operations Revenue	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Realized and unrealized gains (losses) on investment activity	$1,283,600	$1,228,776	$3,338,071	$(555,630)
Management and performance fee revenue	251,511	16,043	370,354	31,295
Fund management services revenue	20,894	24,000	41,434	48,000
Total revenue	$1,556,005	$1,268,819	$3,749,859	$(476,335)

Real Estate Operations

For the three-month period ended June 30, 2021, the real estate operations segment generated revenue of $335,724 and cost of revenues of $236,209, which included rental revenue of $3,724 and cost of rental revenues totaling negative $974. Operating expenses for the three-month period ended June 30, 2021, were $18,249. Other income totaled $760,472 and net income for the three-month period ended June 30, 2021, totaled $841,738. Other income for the three-month period ended June 30, 2021, is primarily attributable to the gain recognized on the sale of the remaining Mt Melrose entity membership interests totaling $778,872. The current period negative cost of rental revenue amount is due to a refund of certain real estate property taxes paid in advance of a property sale. This compares to the three-month period ended June 30, 2020, when the real estate operations segment generated revenue of $16,494 and cost of revenue of $7,114, all of which was related to rental activities. Operating expenses for the three-month period ended June 30, 2020, were $1,075, other expenses totaled $6,730, and total reported net income was $1,575. Other expenses incurred during the three-month period ended June 30, 2020, were primarily interest-related expenses. The current period increases in revenue, cost of revenue, and operating expenses are primarily due to the sale of certain real estate properties held historically as rental properties.

EDI Real Estate Operations

As of June 30, 2021, and December 31, 2020, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	June 30, 2021	December 31, 2020
Units occupied or available for rent	1	4
Vacant lots held for investment	3	3
Total units held for investment	4	7

Units held for resale	—	—
Vacant lots held for resale	—	—
Total units held for resale	—	—

Units held for investment consist of single-family residential rental units.

The lease in effect as of June 30, 2021, is based on a month-to-month provision as the initial annual term of the lease has been completed. An outside property management company manages this rental property on behalf of the Company. The property management company has introduced an updated and renewed lease for the existing rental property.

EDI Real Estate	June 30, 2021	December 31, 2020
Total real estate held for investment	$43,846	$303,158
Accumulated depreciation	(16,114)	(61,282)
Real estate held for investment, net	$27,732	$241,876

For the three-month period ended June 30, 2021, depreciation expense on the EDI Real Estate portfolio of properties was $555. This compares to the three-month period ended June 30, 2020, when depreciation expense on the EDI Real Estate portfolio of properties was $4,340.

Three properties held for resale were sold during the three-month period ended June 30, 2021. Total gross proceeds for the sale of the three properties was $332,000 and net proceeds totaled $75,395. This compares to their carrying value of $211,213, which resulted in a net gain of $120,787 for the period. During the three-month period ended June 30, 2020, two properties held for resale were sold for gross proceeds of $172,000. Net proceeds totaled $34,749. This compares to their carrying value of $98,835, which resulted in a total gain of $73,165 for the period. No properties were purchased during the three-month periods ended June 30, 2021, and 2020 for the EDI Real Estate portfolio.

There were no impairment adjustments recorded during the three-month periods ended June 30, 2021, and 2020.

Mt Melrose Operations

For the periods ended June 30, 2021, and December 31, 2020, prior to the sale of the remaining membership interests on May 17, 2021, the Company’s remaining investment in Mt Melrose was carried on our condensed consolidated balance sheets for $53,846. This carrying value was reflective of the mechanics of the June 27, 2019, transaction, rather than management’s perceived value of the Company’s remaining interest. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties allowed the portfolio to continue its redirection, which management believes provided long-term returns greater than its carrying value. Management’s belief was substantiated as the Company recognized a gain of $778,872 during the three-month period ended June 30, 2021, on the sale of its then-remaining membership interests in the Mt Melrose entity. This gain is recognized on the accompanying unaudited condensed consolidated statements of operations as a gain on sale of noncontrolling interest in subsidiary. As of June 30, 2021, the Company no longer holds any interest in the Mt Melrose entity. No comparable activity existed for the three-month period ended June 30, 2020. See Notes 4 and 11 for more information.

Internet Operations

Revenue attributed to the internet operations segment during the three-month period ended June 30, 2021, totaled $223,919, and cost of revenue totaled $70,029. Operating expenses for the segment totaled $50,345 for the three-month period ended June 30, 2021, and other income totaled $360. Total net income for the internet operations segment was $103,905 for the three-month period ended June 30, 2021. This compares to the three-month period ended June 30, 2020, when revenue totaled $245,215, cost of revenues totaled $79,229, operating expenses were $46,434, other income was $2,753, and net income was $122,305. Other income for the segment is the result of refundable sales tax credits and credit card rewards.

As of June 30, 2021, we have a total of 6,834 customer accounts across the U.S. and Canada. This compares to the three-month period ended June 30, 2020, when we had a total of 7,231 customer accounts. As of June 30, 2021, approximately 60% of our revenue is driven by internet access services, with the remaining 40% being earned though web hosting, email, and other web-based storage services.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $212,512, and revenue generated by our Canadian customers totaled $11,407 during the three-month period ended June 30, 2021. This compares to revenue generated by our U.S. customers of $231,999, and revenue generated by our Canadian customers of $13,216 during the three-month period ended June 30, 2020.

Other Operations

For the three-month period ended June 30, 2021, the Company’s other operations segment did not produce any revenue or cost of goods sold. Operating expenses totaled $241,345, and other income was $4,841 for the three-month period ended June 30, 2021. Corporate operating expenses accounted for the full $241,345 of reported operating expenses for our other operations. This resulted in a net loss of $236,504 for the three-month period ended June 30, 2021. This compares to the three-month period ended June 30, 2020, when the other operations segment again did not produce any revenue or cost of goods sold, but did incur corporate operating expenses of $204,391, other income of $3,750, and a net loss of $200,641 for the period. Corporate expenses are higher for the three-month period ended June 30, 2021, primarily due to increased legal expenses as a result of the sale of the Company’s remaining interest in the Mt Melrose entity. Additional consulting fees paid to tax planning specialists were also incurred during the current quarter.

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. For the three-month period ended June 30, 2021, there was no reportable net income from discontinued operations related to the home services operations segment. This compares to net income of $3,149 reported from discontinued operations related to the home services operations segment for the three-month period ended June 30, 2020.

Financial Condition, Liquidity, and Capital Resources

During the three-month period ended June 30, 2021, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $9,399,112 at the three-month period ended June 30, 2021, compared to $341,007 at year-end December 31, 2020. Accounts receivable increased to $369,893 as of June 30, 2021, compared to $144,791 as of December 31, 2020. Real estate held for investment decreased to $27,732 at the period ended June 30, 2021, compared to $241,876 at year-end December 31, 2020. Long-term investments held as of June 30, 2021, decreased to $8,512,439 compared to $13,574,462 as of December 31, 2020. Additionally, accrued compensation decreased from $281,904 at the year ended December 31, 2020, to $95,795 at the three-month period ended June 30, 2021. Finally, total notes payable decreased to $24,461 at the three-month period ended June 30, 2021, compared to $250,094 at year-end December 31, 2020. The increase in cash and equivalents and decrease in long-term investments are attributable to the Company’s withdrawal from Alluvial Fund. The Company’s increase in accounts receivable are due to an increase in affiliate fee shares earned through Willow Oak’s various fee share arrangements. The decreases in real estate held for investment and total notes payable are due to the opportunistic sales of certain EDI Real Estate rental properties and simultaneous debt payoff of the attached property. The decrease in accrued compensation is due to the issuance of common stock during the previous three-month period ended March 31, 2021. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of June 30, 2021, and December 31, 2020 is as shown:

	June 30, 2021	December 31, 2020
Current	$38,227	$142,121
30 – 60 days	1,741	1,836
60 + days	600	834
Accrued contract assets not yet due	329,325	—
Total	$369,893	$144,791

We have no material capital expenditure requirements.

Contractual Obligations

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of June 30, 2021, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. During the three-month period ended June 30, 2021, the Company made/initiated a withdrawal from the Alluvial Fund in order to further strengthen the Company’s assertion that it is not subject to the application of the Investment Company Act of 1940, further discussed below.

As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to Woodmont. Under the terms of the parties’ membership interest purchase agreement, the Company had agreed to indemnify Woodmont against certain losses actually incurred by Woodmont as a result of breaches of the Company’s representations and warranties made under the agreement. Also, in connection with the transaction, the Company and Woodmont had entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC, which had set forth the general terms and conditions governing the arrangements between the two members; and, in addition, the Company had expressly agreed to a three-year “standstill” arrangement, during which time the Company would not in any way participate, directly or indirectly, in the management or control of Mt Melrose. In line with the Company’s sale of its remaining membership interests in Mt Melrose to Woodmont effective May 17, 2021, however, all of such contractual obligations have been terminated, and are no longer in effect as of the quarter ended June 30, 2021.

Off-balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of June 30, 2021, nor at any time from January 1, 2021, through June 30, 2021.

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

Management continues to monitor and assess all Company operations for additional potential impacts of the COVID-19 pandemic. As of the three-month period ended June 30, 2021, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact our business, financial condition, liquidity, and results of operations likely will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the continuing pandemic, the direct and indirect impact of the continuing pandemic on our employees, customers, and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the continuing pandemic.

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

However, as of the quarterly period ended June 30, 2021, management has determined that our ownership of “investment securities” (as defined in the 1940 Act) continues to exceed 40% of the value of the Company’s total assets (exclusive of government securities and cash items), as measured under the 1940 Act. Our ownership of “investment securities” is largely comprised of our investment and limited partnership interests in Alluvial Fund, LP. In this respect, as the composition of our assets has changed over recent time, including by virtue of our previous sale of membership interests in Mt Melrose, LLC and our previous divestiture of the former Home Services Operations segment, the impact of our long-standing Alluvial Fund investment to the composition of our total assets, as measured under the 1940 Act, has become more pronounced, albeit inadvertently.

Beginning during the previous quarterly period ended March 31, 2021, and continuing, to date, on an ongoing monthly basis, representatives from the Securities and Exchange Commission (“SEC”) Division of Investment Management and the Company have engaged in informal discussions and correspondence regarding a general inquiry by the SEC as to the Company’s current status under the 1940 Act, namely as a result of the apparent quantitative significance of the Company’s assets that may constitute “investment securities” in relation to the Company’s total assets, as noted above.

As a result of such discussions and correspondence among the Company and the SEC, the Board of Directors of the Company reconfirmed, during the previous quarterly period ended March 31, 2021, that the Company has a bona fide intent to be engaged primarily in lines of business not constituting that of investing, reinvesting, or trading in securities, nor that of acquiring, owning, or holding “investment securities,” and the Board has resolved to explore certain strategic options so as to eliminate as soon as is reasonably possible any uncertainty in regard to the Company’s status under the 1940 Act. In this respect, the Company is in the process of developing and implementing a strategic operational plan setting forth specific potential steps designed to grow certain operational lines of business and effect changes to the composition of our assets in the near future. For example, on May 31, 2021, in order to further strengthen the Company’s assertion that it is not subject to the application of the 1940 Act, Willow Oak initiated a liquidating distribution of its investment in Alluvial Fund, which such withdrawal will be fulfilled by the general partner according to a mutually agreed-upon cash distribution schedule. There can be no assurances, of course, that we will be successful in our formulation and/or carrying out of any strategic operational plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Pursuant to Item 103 of Regulation S-K, as amended, the information required by this item is provided by cross-reference to the Company’s legal proceedings disclosure located under the Litigation & Legal Proceedings heading in Note 11 to the accompanying unaudited consolidated financial statements (see page 23).

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
3.1	Certificate of Amendment to the Articles of Incorporation (June 16, 2021) (a)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL) (b): (i) Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021, and 2020; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021, and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021, and 2020; (v) Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)

(a) Filed as Exhibit 3.1 to Registrant’s Form 8-K Amendment No. 1 filed with the Securities and Exchange Commission on July 8, 2021, and incorporated herein by reference.

(b) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: August 13, 2021	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: August 13, 2021	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)