Form 10-Q
period 2021-09-30
ENTERPRISE DIVERSIFIED, INC.
filed 2021-11-12
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

ENTERPRISE DIVERSIFIED, INC.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-27763

Nevada	88-0397234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1806 Summit Avenue, Suite 300, Richmond, VA	23230
(Address of Principal Executive Offices)	(Zip Code)

(434) 336-7737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of November 10, 2021 is 2,647,383.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$9,316,890	$341,007
Accounts receivable, net	302,548	144,791
Investment redemption receivable	5,579,679	—
Other current assets	34,126	44,530
Current assets - held for resale	—	231
Total current assets	15,233,243	530,559
Long-term Assets
Real estate - held for investment, net	27,334	241,876
Property and equipment, net	10,673	13,707
Goodwill, net	212,445	212,445
Note receivable	169,105	210,879
Long-term investments	3,765,834	13,574,462
Other assets	64,250	73,252
Total long-term assets	4,249,641	14,326,621
Total assets	$19,482,884	$14,857,180
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$67,585	$65,524
Accrued compensation	268,227	281,904
Accrued expenses	197,379	24,159
Deferred revenue	198,199	192,088
Income taxes payable	360,000	—
Notes payable, current	—	5,609
Total current liabilities	1,091,390	569,284
Long-term Liabilities
Notes payable, net of current portion	—	244,485
Total long-term liabilities	—	244,485
Total liabilities	1,091,390	813,769
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 10,000,000 and 2,800,000 shares authorized; 2,647,383 and 2,602,240 shares issued and outstanding	330,922	325,280
Additional paid-in capital	27,673,692	27,439,334
Accumulated deficit	(9,613,120)	(13,721,203)
Total stockholders’ equity	18,391,494	14,043,411
Total liabilities and stockholders’ equity	$19,482,884	$14,857,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30		September 30
	2021	2020	2021	2020
Revenues - asset management	$806,314	$1,607,150	$4,556,173	$1,130,815
Revenues - real estate	1,800	16,129	347,260	219,772
Revenues - internet operations	218,097	242,237	674,282	741,011
Total revenues	1,026,211	1,865,516	5,577,715	2,091,598

Cost of revenues - real estate	466	12,157	244,319	151,480
Cost of revenues - internet operations	61,863	85,412	203,855	251,829
Total cost of revenues	62,329	97,569	448,174	403,309

Gross profit - asset management	806,314	1,607,150	4,556,173	1,130,815
Gross profit - real estate	1,334	3,972	102,941	68,292
Gross profit - internet operations	156,234	156,825	470,427	489,182
Total gross profit	963,882	1,767,947	5,129,541	1,688,289

Selling, general, and administrative expenses
Insurance	21,905	11,737	41,445	40,560
Professional fees	396,430	122,102	696,643	466,351
Salaries and wages	197,428	164,733	572,487	492,329
Travel and meals	889	121	5,975	3,256
Other operating expenses	43,847	42,019	144,817	147,016
Total selling, general and administrative expenses	660,499	340,712	1,461,367	1,149,512
Income from operations	303,383	1,427,235	3,668,174	538,777

Gain on sale of noncontrolling interest in subsidiary	—	—	778,872	—
Interest expense	(332)	(5,771)	(7,277)	(19,787)
Other income (expense), net	34,178	7,632	28,314	26,498
Total other income	33,846	1,861	799,909	6,711

Income from continuing operations before income taxes	337,229	1,429,096	4,468,083	545,488
Income tax benefit (expense)	(360,000)	—	(360,000)	—
Income (loss) from continuing operations	(22,771)	1,429,096	4,108,083	545,488

Income from discontinued operations, net of taxes	—	1,857	—	15,762
Net income (loss)	$(22,771)	$1,430,953	$4,108,083	$561,250

Net income (loss) per share, basic and diluted	(0.01)	0.55	1.55	0.22
Net income (loss) per share from continuing operations, basic and diluted	(0.01)	0.55	1.55	0.21
Net income per share from discontinued operations, basic and diluted	0.00	0.00	0.00	0.01
Weighted average number of shares, basic	2,647,383	2,602,240	2,641,926	2,596,541
Weighted average number of shares, diluted	2,647,383	2,602,908	2,642,369	2,597,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	2,602,240	$325,280	$27,439,334	$(13,721,203)	$14,043,411
Net income (loss)	—	—	—	1,978,649	1,978,649
Stock issuance	45,143	5,642	234,358	—	240,000
Balance March 31, 2021	2,647,383	330,922	27,673,692	(11,742,554)	16,262,060
Net income (loss)	—	—	—	2,152,205	2,152,205
Balance June 30, 2021	2,647,383	330,922	27,673,692	(9,590,349)	18,414,265
Net income (loss)	—	—	—	(22,771)	(22,771)
Balance September 30, 2021	2,647,383	$330,922	$27,673,692	$(9,613,120)	$18,391,494

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$(17,000,607)	$10,633,958
Net income (loss)	—	—	—	(1,971,168)	(1,971,168)
Stock issuance	35,594	4,449	125,600	—	130,049
Balance March 31, 2020	2,602,240	325,280	27,439,334	(18,971,775)	8,792,839
Net income (loss)	—	—	—	1,101,465	1,101,465
Balance June 30, 2020	2,602,240	325,280	27,439,334	(17,870,310)	9,894,304
Net income (loss)	—	—	—	1,430,953	1,430,953
Balance September 30, 2020	2,602,240	$325,280	$27,439,334	$(16,439,357)	$11,325,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2021 and 2020

	2021	2020
Cash flows from (used in) from operating activities:
Net income from continuing operations	$4,108,083	$545,488
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Unrealized (gains) losses on long-term investments	(4,166,015)	(992,789)
Gain on sale of noncontrolling interest in subsidiary	(778,872)	—
Gain on sale of real estate	(120,787)	(73,165)
Depreciation and amortization	15,365	16,424
Bad debt (recoveries) expense	(8)	322
Accrued stock compensation expense	237,500	112,500
Accrued interest income on notes receivable	(14,105)	(11,797)
Other	231	—
(Increase) decrease in:
Accounts receivable, net	(157,749)	2,743
Other current assets	10,873	12,555
Increase (decrease) in:
Accounts payable	(5,221)	(94,361)
Accrued expenses	162,043	(5,300)
Income taxes payable	360,000	—
Deferred revenue	6,111	8,538
Net cash flows from (used in) continuing operations	(342,551)	(478,842)
Net cash flows from discontinued operations	—	16,084
Net cash flows from (used in) operating activities	(342,551)	(462,758)
Cash flows from investing activities:
Proceeds from sale of investments	8,458,895	—
Purchases of investments	(72,367)	(16,587)
Proceeds from sale of subsidiary	850,000	—
Proceeds from sale of real estate	332,000	172,000
Improvements to real estate held for investment	—	(10,969)
Net cash flows from continuing operations	9,568,528	144,444
Net cash flows from discontinued operations	—	—
Net cash flows from investing activities	9,568,528	144,444
Cash flows from financing activities:
Principal payments on note payable	(250,094)	(136,449)
Proceeds from notes payable	—	125,102
Net cash flows (used in) from continuing operations	(250,094)	(11,347)
Net cash flows (used in) from discontinued operations	—	—
Net cash flows (used in) financing activities	(250,094)	(11,347)
Net increase (decrease) in cash	8,975,883	(329,661)
Cash and cash equivalents at beginning of the period	341,007	666,810
Cash and cash equivalents at end of the period	$9,316,890	$337,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Nine Months Ended September 30, 2021 and 2020

	2021	2020
Non-cash and other supplemental information:
Transfer of real estate held for investment to held for resale	$211,213	$177,826
Distribution receivable	$5,579,679	$—
Transfer of real estate held for resale to held for investment	$—	$43,992
Issuance of common stock per equity compensation plan	$240,000	$130,049
Accrued interest receivable converted to Triad Guaranty, Inc. stock	$45,410	$—
Continuing operations cash paid for interest	$7,277	$19,787

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

During the three- and nine-month periods ended September 30, 2021, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, for the three- and nine-month periods ended September 30, 2021, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC, and its direct investment in Alluvial Fund, were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earns a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a liquidating distribution of its investment in Alluvial Fund, which such withdrawal will be fulfilled by the general partner according to a mutually agreed upon cash distribution schedule. During the quarter ended September 30, 2021, Willow Oak initiated its second aggregate cash distribution totaling $5,579,679 in respect of such withdrawal. This brings the total distribution amount to $14,038,574 for the nine-month period ended September 30, 2021. As of September 30, 2021, Willow Oak holds a remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

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

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. On November 1, 2020, this agreement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Willow Oak earns monthly and annual fees as consideration for these services.

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

Real Estate Operations

As has been previously reported, in December 2017, ENDI created a wholly owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. During  January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of  June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on  May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the prior period ended June 30, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 4 and 11 for more information.

As has been previously reported, in July 2017, ENDI created a wholly owned real estate subsidiary named EDI Real Estate, LLC to hold ENDI’s legacy portfolio of real estate. As of  September 30, 2021, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes a single-family home managed by a third-party property management company and various lots of vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The  December 31, 2020, consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2021, and the results of operations for the three and nine months ended September 30, 2021, and 2020.

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

During the nine-month period ended  September 30, 2021, and as of December 31, 2020, the Company also held its remaining equity investment in Mt Melrose, LLC through its real estate operations segment. The Company determined that its remaining equity investment did not have a readily determinable fair value, and the Company accounted for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. As mentioned previously, on May 17, 2021, however, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the prior period ended June 30, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity.

Accounts Receivable

The Company’s asset management operations segment records receivable amounts for fee shares and fund management services revenue earned on a monthly basis. Performance fee shares crystalize and are collected on an annual basis while management fee shares crystalize and are collected on either a monthly or quarterly basis as dictated by the respective partnership agreement. For these reasons, performance fee shares are designated as contract assets until they crystalize annually on December 31. As of December 31, all performance fees are fully collectible and are no longer classified as contract assets. Fund management services receivables are billed monthly in line with ongoing performance. The Company historically has had no collection issues with fee share and fund management receivables, and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables. A breakout of contract assets as of September 30, 2021 is noted below:

September 30, 2021
Accrued contract assets per Willow Oak fee share arrangements	$265,819
Operating accounts receivable, net of allowance	36,729
Total accounts receivable, net	$302,548

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

As of September 30, 2021, and December 31, 2020, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $423 and $421, respectively. For the quarterly periods ended September 30, 2021, and 2020, bad debt expenses from continuing operations totaled $59 and $58, respectively. For the nine-month periods ended September 30, 2021, and 2020, bad debt expenses (recoveries) from continuing operations totaled ($8) and $322, respectively.

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

No impairment adjustments were recorded during the three- and nine-month periods ended September 30, 2021, and 2020.

Intangible assets (other than goodwill) consist of domain names attributed to the internet operations segment. The Company owns 225 domain names, of which 105 are available for sale. These domains are valued at historical cost. When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

No impairment adjustments were recorded during the three- and nine-month periods ended September 30, 2021, and 2020.

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

No impairment adjustments were recorded during the three- and nine-month periods ended September 30, 2021, and 2020.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

During the three- and nine-month periods ended September 30, 2021, $0 and $211,213, respectively, of real estate held for investment was transferred to real estate held for resale. During the three- and nine-month periods ended September 30, 2020, $133,909 and $177,826 of real estate held for investment was transferred to real estate held for resale. Additionally, during the three- and nine-month periods ended September 30, 2020, $0 and $43,992, respectively, of real estate held for resale was transferred to real estate held for investment. No improvements were made to existing real estate held for investment during the three- and nine-month periods ended September 30, 2021. Improvements of $0 and $10,969, respectively, were made to real estate then held for investment during the three- and nine-month periods ended September 30, 2020.

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

Revenue Recognition

Asset Management Operations and Other Investment Revenue

The Company earns revenue from investments and through various fee share and service agreements, including realized and unrealized gains and losses, which may result in negative period or quarterly revenues. Management fees earned are recorded monthly and are included in revenue on the accompanying unaudited condensed consolidated statements of operations. Performance fees earned are accrued monthly, paid out annually, and are also included in revenue on the accompanying unaudited condensed consolidated statements of operations. Fund management service fees are billed, paid, and recorded according to a monthly schedule. Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

Management notes that the structure of these arrangements leaves a very low possibility for nonperformance. While the amount of revenue varies from month to month, collectability is very high. Accrued monthly performance fee shares are designated as contract assets until they crystalize annually on December 31. As of December 31, all performance fees are fully collectible and are no longer classified as contract assets. No contract liabilities are recognized or incurred.

Additionally, the Company earns revenue from direct participation in various private investment funds, primarily the Alluvial Fund. This results in the realized and unrealized gains and losses within a fund such as the Alluvial Fund being recognized as revenue, or a decrease in revenue, on the accompanying unaudited condensed consolidated statements of operations.

A summary of revenue earned through the asset management operations segment for the three- and nine-month periods ended September 30, 2021, and 2020 is included below:

	For the three months ended		For the nine months ended
Asset Management Operations Revenue	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Realized and unrealized gains (losses) on investment activity	$829,579	$1,545,239	$4,167,650	$989,609
Management and performance fee revenue	(44,539)	37,858	325,815	69,153
Fund management services revenue	21,274	24,053	62,708	72,053
Total revenue	$806,314	$1,607,150	$4,556,173	$1,130,815

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

Internet Revenue

The Company sells internet services under annual and monthly contracts. Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for nonperformance. Contract liabilities (deferred revenue) were recognized in the amount of collections received in advance of services to be performed. No contract assets are recognized or incurred.

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue from continuing operations increased from $192,088 at December 31, 2020, to $198,199 at September 30, 2021. During the three-month periods ended September 30, 2021, and 2020, $15,412 and $21,733, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities (deferred revenue). During the nine-month periods ended September 30, 2021, and 2020, $173,292 and $193,408, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities.

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

During the three- and nine-month periods ended September 30, 2021, the Company reported income tax expenses of $360,000. No comparable income tax expenses were reported during the three- and nine-month periods ended September 30, 2020. The current year income tax expenses are primarily attributable to the current period distribution activities related to the Company’s investment in Alluvial Fund. The current period income tax expense amounts were calculated after applying historical net operating loss carryforwards, which are subject to certain limitations.

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

There were no potentially dilutive shares for the three-month period ended September 30, 2021. The number of potentially dilutive shares for the nine-month period ended September 30, 2021 and the three- and nine-month periods ended September 30, 2020, consisting of common shares underlying common stock equity incentives, was 668. These potentially dilutive shares were reversed during the current three-month period as certain vesting requirements were not met and the shares are no longer available to be issued under the Company’s common stock equity incentive plan. None of the potentially dilutive securities had a dilutive impact after rounding was applied.

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

The operations of Specialty Contracting Group, LLC had been considered a component of, and the divestiture reflected a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations have been classified as discontinued operations in the Company’s financial statements. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “recovery from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. During the three- and nine-month periods ended September 30, 2021, there were no material royalties or other activity from discontinued operations. Comparatively, during the three- and nine-month periods ended September 30, 2020, an offsetting $1,887 and $18,143, respectively, of royalties on discontinued operations were recognized within the reported $1,857 and $15,762 of recoveries from discontinued operations, respectively.

As of December 31, 2020, discontinued assets reported on the face of the accompanying condensed consolidated balance sheets totaled $231. No discontinued liabilities were reported as of December 31, 2020. This compares to September 30, 2021, when no discontinued assets or discontinued liabilities are reported on the face of the accompanying condensed consolidated balance sheets.

A reconciliation of discontinued operations as reported on the accompanying unaudited condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2021, and 2020, is as follows:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Selling, general, and administrative expenses	—	30	—	2,381
Recoveries from sale of subsidiary	—	1,887	—	18,143
Other income (expense), net	—	—	—	—
Income (loss) reported as discontinued operations	$—	$1,857	$—	$15,762

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

However, as mentioned previously, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in Mt Melrose, LLC in conjunction with an $850,000 cash payment to the Company. Accordingly, as of the prior period ended June 30, 2021, the Company does not hold any remaining interests in Mt Melrose, LLC. During the prior period ended June 30, 2021, the Company recognized a gain of $778,872 on the May 17, 2021, sale, which is included as a separate line item on the accompanying unaudited condensed consolidated statements of operations for the nine-month period ended September 30, 2021. This gain is representative of the difference between the Company’s most recent carrying value of its Mt Melrose equity investment, various other intercompany reimbursements, and the final sale price represented by the May 17, 2021, transaction.

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

	Cost Basis	Unrealized Gain	Carrying Value
September 30, 2021
Alluvial Fund, LP (at fair value)	$1,431,139	$2,289,285	$3,720,424
Triad Guaranty, Inc. stock (at cost)	45,410	—	45,410
Total	$1,476,549	$2,289,285	$3,765,834

	Cost Basis	Unrealized Gain	Carrying Value
December 31, 2020
Alluvial Fund, LP (at fair value)	$7,064,758	$6,455,858	$13,520,616
Mt Melrose, LLC (at cost)	53,846	—	53,846
Total	$7,118,604	$6,455,858	$13,574,462

Alluvial Fund is a private investment fund that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the three- and nine-month periods ended September 30, 2021, the Company withdrew $5,579,679 and $14,038,574, respectively, from the Alluvial Fund. The Company did not withdraw any funds from the Alluvial Fund during the three- and nine-month periods ended September 30, 2020. For the three- and nine-month periods ended September 30, 2021, the Company also reinvested certain management and performance fees earned through the Alluvial Fund. The total amounts of these reinvested fees were $3,354 and $72,367, respectively. For the three- and nine-month periods ended September 30, 2020, the total amounts of these reinvested fees were $4,304 and $16,587, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its investments at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
September 30, 2021
Alluvial Fund, LP	$—	$—	$—	$3,720,424	$3,720,424
Total investments	$—	$—	$—	$3,720,424	$3,720,424

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2020
Alluvial Fund, LP	$—	$—	$—	$13,520,616	$13,520,616
Total investments	$—	$—	$—	$13,520,616	$13,520,616

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three- and nine-month periods ended September 30, 2021, and 2020.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairments were recorded during the three- and nine-month periods ended September 30, 2021, and 2020.

As discussed in Note 4, the Company’s previous equity investment in Mt Melrose, LLC was carried at its implied cost under the alternative approach and was assessed for impairment at each balance sheet date. No impairments were recorded during the three-and nine-month periods ended September 30, 2021, and 2020.

As discussed previously, the Company holds stock in Triad Guaranty, Inc. This stock was received in accordance with the December 31, 2020, revisions to the original promissory note, which included Triad stock to be issued in lieu of accrued interest. Due to the illiquid nature of Triad Guaranty, Inc. stock and the lack of available current financial information for the entity, the Company has measured its investment in the stock at cost basis. The Company’s cost basis in the stock is equal to the amount of accrued interest on the promissory note as of December 31, 2020. The Company will assess its investment in Triad for impairment at each balance sheet date or when additional inputs and measurements become available. No impairments were recorded during the three- and nine-month periods ended September 30, 2021.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2021, and December 31, 2020, consisted of the following:

	September 30, 2021	December 31, 2020
Computers and equipment	$17,330	$17,330
Furniture and fixtures	10,850	10,850
	28,180	28,180
Less accumulated depreciation	(17,507)	(14,473)
Property and equipment, net	$10,673	$13,707

Depreciation expense from continuing operations was $1,012, for the three-month periods ended  September 30, 2021, and 2020, and $3,034, for the nine-month periods ended September 30, 2021, and 2020.

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

Through EDI Real Estate, as of  September 30, 2021, and  December 31, 2020, the Company identified the following units as held for resale or held for investment as noted below:

EDI Real Estate	September 30, 2021	December 31, 2020
Units occupied or available for rent	1	4
Vacant lots held for investment	3	3
Total units held for investment	4	7

Units held for resale	—	—
Vacant lots held for resale	—	—
Total units held for resale	—	—

Units held for investment consist of single-family residential rental units.

The lease in effect as of September 30, 2021, is based on a month-to-month provision as the initial annual term of the lease has been completed. An outside property management company manages this rental property on behalf of the Company. There are no reportable future anticipated rental revenues as a result of the month-to-month provision on the remaining existing lease.

EDI Real Estate	September 30, 2021	December 31, 2020
Total real estate held for investment	$43,846	$303,158
Accumulated depreciation	(16,512)	(61,282)
Real estate held for investment, net	$27,334	$241,876

For the three- and nine-month periods ended September 30, 2021, depreciation expense on the EDI Real Estate portfolio of properties was $397 and $3,329, respectively. This compares to the three- and nine-month periods ended September 30, 2020, when depreciation expense on the EDI Real Estate portfolio of properties was $4,431 and $12,861, respectively.

There were no properties sold during the three-month periods ended September 30, 2021, and 2020. Three properties were sold during the nine-month period ended September 30, 2021. Total gross proceeds for the sale of the three properties was $332,000 and net proceeds totaled $75,395. This compares to their carrying value of $211,213, which resulted in a net gain of $120,787 for the period. During the nine-month period ended September 30, 2020, two properties held for resale were sold for gross proceeds of $172,000. Net proceeds totaled $34,749. This compares to their carrying value of $98,835, which resulted in a total gain of $73,165 for the period. No properties were purchased during the three- and nine-month periods ended September 30, 2021, and 2020 for the EDI Real Estate portfolio.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the three- and nine-month periods ended September 30, 2021, and 2020.

NOTE 9. NOTES PAYABLE

Notes payable at September 30, 2021, and December 31, 2020, consist of the following:

	Interest Rates	Average Term	September 30, 2021	December 31, 2020
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	$—	$154,094
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	—	96,000
Less current portion			—	(5,609)
Long-term portion			$—	$244,485

During the quarterly period ended September 30, 2018, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by certain properties held for investment. This note carries an annual interest rate of 5.6% and fully matures on September 1, 2033, with early payoff permitted. The interest rate on this note is subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate is calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years. During the quarterly period ended September 30, 2021, the remaining loan balance was paid in full and no future payments are required.

During the quarterly period ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by a property held for investment. This note carries an annual interest rate of 6%, accrues interest quarterly, and is due September 15, 2022, with early payoff permitted. During the prior quarterly period ended June 30, 2021, the balance of this note was paid in full in conjunction with the sale of the property.

NOTE 10. SEGMENT INFORMATION

During the three- and nine-month periods ended  September 30, 2021, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations.

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as mentioned in Note 3, the Company completed a divestiture of its home services operations on May 24, 2019. As a result, as of the three- and nine-month periods ended September 30, 2021, and for all prior periods presented, the Company’s former home services operations segment has been reported as discontinued operations.

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

The internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. For the three-month periods ended September 30, 2021, and 2020, the internet segment generated revenue of $207,678 and $230,714 in the United States and revenue of $10,419 and $11,523 in Canada, respectively. This compares to the nine-month periods ended September 30, 2021, and 2020, where the internet segment generated revenue of $640,470 and $703,335 in the United States and revenue of $33,812 and $37,676 in Canada, respectively. All assets reported under the internet segment for the periods ended September 30, 2021, and December 31, 2020, are located within the United States.

The other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three- and nine-month periods ended September 30, 2021, and 2020.

Three Months Ended September 30, 2021	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated
Revenues	$806,314	$1,800	$218,097	$—	$—	$1,026,211
Cost of revenue	—	466	61,863	—	—	62,329
Operating expenses	113,158	15,202	54,905	477,234	—	660,499
Other income (expense)	—	(332)	19,930	14,248	—	33,846
Income tax benefit (expense)	—	—	—	(360,000)	—	(360,000)
Income (loss) from continuing operations, net of taxes	693,156	(14,200)	121,259	(822,986)	—	(22,771)
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,681,756	$43,558	$425,155	$9,332,415	$—	$19,482,884

Nine Months Ended September 30, 2021	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated
Revenues	$4,556,173	$347,260	$674,282	$—	$—	$5,577,715
Cost of revenue	—	244,319	203,855	—	—	448,174
Operating expenses	343,808	39,936	151,791	925,832	—	1,461,367
Other income (expense)	—	755,345	20,651	23,913	—	799,909
Income tax benefit (expense)	—	—	—	(360,000)	—	(360,000)
Income (loss) from continuing operations, net of taxes	4,212,365	818,350	339,287	(1,261,919)	—	4,108,083
Income from discontinued operations, net of taxes	—	—	—	—	—	—
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$9,681,756	$43,558	$425,155	$9,332,415	$—	$19,482,884

Three Months Ended September 30, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated
Revenues	$1,607,150	$16,129	$242,237	$—	$—	$1,865,516
Cost of revenue	—	12,157	85,412	—	—	97,569
Operating expenses	120,368	5,940	49,239	165,165	—	340,712
Other income (expense)	—	(5,456)	777	6,540	—	1,861
Income (loss) from continuing operations, net of taxes	1,486,782	(7,424)	108,363	(158,625)	—	1,429,096
Income from discontinued operations, net of taxes	—	—	—	—	1,857	1,857
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$11,170,904	$452,357	$470,667	$331,834	$261	$12,426,023

Nine Months Ended September 30, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated
Revenues	$1,130,815	$219,772	$741,011	$—	$—	$2,091,598
Cost of revenue	—	151,480	251,829	—	—	403,309
Operating expenses	323,351	23,651	143,521	658,989	—	1,149,512
Other income (expense)	2,283	(13,454)	3,900	13,982	—	6,711
Income (loss) from continuing operations, net of taxes	809,747	31,187	349,561	(645,007)	—	545,488
Income from discontinued operations, net of taxes	—	—	—	—	15,762	15,762
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$11,170,904	$452,357	$470,667	$331,834	$261	$12,426,023

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2021, and December 31, 2020, the Company has no long-term leases that require right-of-use assets or lease liabilities to be recognized.

The previous lease for office space for Willow Oak Asset Management, LLC expired on September 30, 2020, and has been renewed on a month-to-month basis beginning on October 1, 2020. The previous lease for warehouse space for corporate matters was a short-term lease, under 12 months, and expired in February 2020. In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use (ROU) assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to these short-term leases for the three- and nine-month periods ended September 30, 2021, were $5,250 and $15,750, respectively. This compares to total rental expenses attributed to these short-term leases for the three- and nine-month periods ended September 30, 2020, of $0 and $13,434, respectively.

There were no other operating lease costs from continuing operations for the three- and nine-month periods ended  September 30, 2021. This compares to total operating lease costs from continuing operations for the three- and nine-month periods ended September 30, 2020, of $15,149 and $59,492, respectively.

As the Company has no remaining leases classified as operating leases or financing leases as of the periods ended September 30, 2021, and December 31, 2020, there are no future liabilities or maturities of lease obligations recognized on the accompanying consolidated balance sheets.

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

As outcome to the parties’ mediation, on May 17, 2021, the Company, on the one hand, and Woodmont and Mt Melrose, on the other hand, entered into a confidential settlement agreement and mutual general release, pursuant to which the parties have amicably settled all of their disputes and the previously reported related litigation between them. Pursuant to such settlement, all rights and obligations of the Company to Woodmont and/or Mt Melrose, and of Woodmont and/or Mt Melrose to the Company, set forth in the membership interest purchase agreement between the Company and Woodmont and the Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC by and among the Company and Woodmont dated June 27, 2019, and all amendments of those agreements, have been terminated and are of no further force or effect, effective as of May 17, 2021. As consideration for such termination and the Company’s sale to Woodmont of all of the Company’s membership interests in Mt Melrose, the Company received $850,000 in cash proceeds during the prior period ended June 30, 2021. Under the terms of the parties' settlement, no other information or details will be disclosed.

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of September 30, 2021, the Company’s Articles of Incorporation, as amended, authorize an aggregate of 40,000,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 10,000,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as from time to time fixed by the Company’s Board of Directors in its sole discretion. As of September 30, 2021, the Company has not issued any shares of its preferred stock (including, without limitation, its Series A Preferred Stock).

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

Common Stock

As of September 30, 2021, 2,647,383 shares of the Company’s common stock were issued and outstanding.

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

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from September 30, 2021, through the date the unaudited condensed consolidated financial statements were issued. Management has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related footnotes for the three- and nine-month periods ended September 30, 2021. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Overview

During the three-month period ended September 30, 2021, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated through four reportable segments:

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

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations, comprised of former subsidiary Specialty Contracting Group, LLC’s operation of HVAC and plumbing companies in Arizona. However, for the three- and nine-month periods ended September 30, 2021, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

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

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earns a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a liquidating distribution of its investment in Alluvial Fund, which such withdrawal will be fulfilled by the general partner according to a mutually agreed upon cash distribution schedule. During the quarter ended September 30, 2021, Willow Oak initiated its second aggregate cash distribution totaling $5,579,679 in respect of such withdrawal. This brings the total distribution amount to $14,038,574 for the nine-month period ended September 30, 2021. As of September 30, 2021, Willow Oak holds a remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations.

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

On November 1, 2018, Willow Oak entered into a fund management services agreement with Arquitos Investment Manager, LP, which is managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. Willow Oak earns monthly and annual fees as consideration for these services.

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

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the prior period ended June 30, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 4 and 11 for more information.

As has been previously reported, in July 2017, ENDI created a wholly owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of September 30, 2021, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes one residential property and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes an occupied single-family home that is managed by a third-party property management company. The lease in effect as of September 30, 2021, is based on a month-to-month provision as the initial annual term of the lease has been completed.

State and municipal laws and regulations govern the real estate industry in general and do not vary significantly throughout our real estate holding areas. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern our rental properties and also do not vary significantly throughout our real estate holding areas.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly owned subsidiary. Sitestar.net is an Internet Service Provider (ISP) that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. We provide services to customers in the United States and Canada. This segment markets and sells narrow-band (dial-up and ISDN) and broadband services (DSL, fiber-optic, and wireless), as well as web hosting and related services to consumers and businesses.

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

As of September 30, 2021, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the three-month period ended September 30, 2021.

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

Summary of Financial Performance

Common stockholders’ equity increased from $14,043,411 at December 31, 2020, to $18,391,494 at September 30, 2021. This change was attributable to $4,212,365 of net income in the asset management operations segment, $818,350 of net income in the real estate operations segment, and $339,287 of net income in the internet operations segment, and was partially offset by a net loss of $1,261,919 in other segments. There was no reportable income attributed to discontinued operations for the nine-month period ended September 30, 2021. Corporate expenses for the nine-month period ended September 30, 2021, included in the net loss from other operations, totaled $925,832. Total comprehensive net income for the nine-month period ended September 30, 2021, equaled $4,108,083.

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

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
ASSETS
Cash and equivalents	$9,316,890	$9,399,112	$292,767	$341,007	$337,149
Accounts receivables, net	302,548	369,893	130,155	144,791	49,824
Investment redemption receivable	5,579,679	—	—	—	—
Investments, at fair value	3,765,834	8,512,439	15,736,234	13,574,462	11,135,580
Real estate, total	27,334	27,732	239,500	241,876	378,698
Goodwill and other assets	490,599	493,618	508,094	555,044	524,772
Total assets	$19,482,884	$18,802,794	$16,906,750	$14,857,180	$12,426,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$67,585	$48,920	$60,734	$65,524	$63,573
Accrued expenses	465,606	117,103	137,803	306,063	176,904
Income taxes payable	360,000	—	—	—	—
Deferred revenue	198,199	198,045	198,848	192,088	213,498
Notes payable and other liabilities	—	24,461	247,305	250,094	646,791
Total liabilities	1,091,390	388,529	644,690	813,769	1,100,766
Total stockholders’ equity	18,391,494	18,414,265	16,262,060	14,043,411	11,325,257
Total liabilities and stockholders’ equity	$19,482,884	$18,802,794	$16,906,750	$14,857,180	$12,426,023

Results of Operations

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”), and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”). These subsidiaries were formed on October 10, 2016, May 24, 2018, and August 21, 2020, respectively. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched. During the year ended December 31, 2019, one joint venture was formed in which Willow Oak Capital Management is a non-managing beneficial owner. During the year ended December 31, 2020, we assisted in the launch of a private investment fund, and two wholly owned entities, Willow Oak AMS and Willow Oak FMS, were formed to advance strategic relationships with external investment firms. Additionally, Willow Oak formalized a strategic relationship with an investment firm, becoming a non-managing beneficial owner in exchange for the provision of certain ongoing FMS and operational services.

As of September 30, 2021, Willow Oak holds a remaining direct investment in the Alluvial Fund, LP. The realized and unrealized investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period.

Willow Oak continues to earn revenue through fee share arrangements, as well as through fund management services.

During the three-month period ended September 30, 2021, the asset management operations segment produced $806,314 of revenue. Cost of revenue was $0 and operating expenses totaled $113,158. Net income for the three-month period ended September 30, 2021, totaled $693,156. This compares to the three-month period ended September 30, 2020, when the asset management operations segment produced $1,607,150 of revenue, cost of revenue was $0, and operating expenses totaled $120,368. Total net income for the three-month period ended September 30, 2020, was $1,486,782.

The decrease in revenue for the three-month period ended September 30, 2021, is primarily due to decreased returns through the Company’s Alluvial Fund investment and a decrease in performance fee share revenues from the affiliate management services relationships. The slight decrease in operating expenses is primarily due to an decrease in legal and rent expenses.

As of September 30, 2021, the fair value of long-term investments held through the asset management operations segment totaled $3,720,424. This compares to the fair value of long-term investments held at December 31, 2020, which totaled $13,520,616. The decrease in investments is attributable to a first withdrawal of $8,458,895 made during the prior three-month period ended June 30, 2021 and a second withdrawal of $5,579,679 initiated during the current three-month period ended September 30, 2021, partially offset by positive Alluvial Fund performance during the nine-month period ended September 30, 2021. Management notes that, while short-term market volatility can have a significant effect on reported revenue for a given period, the Company’s overall investment strategy is ultra-long-term focused.

The tables below provide a summary of income statement amounts over time. These figures are specific to the asset management operations segment and are presented for the three- and nine-month periods designated below.

	For the three months ended		For the nine months ended
Asset Management Operations Revenue	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Realized and unrealized gains (losses) on investment activity	$829,579	$1,545,239	$4,167,650	$989,609
Management and performance fee revenue	(44,539)	37,858	325,815	69,153
Fund management services revenue	21,274	24,053	62,708	72,053
Total revenue	$806,314	$1,607,150	$4,556,173	$1,130,815

Real Estate Operations

For the three-month period ended September 30, 2021, the real estate operations segment generated revenue of $1,800 and cost of revenues of $466, all of which is attributed to rental activities. Operating expenses for the three-month period ended September 30, 2021, were $15,202. Other expenses totaled $332 and the total net loss for the three-month period ended September 30, 2021, totaled $14,200. Other expenses for the three-month period ended September 30, 2021, are interest-related expenses. This compares to the three-month period ended September 30, 2020, when the real estate operations segment generated revenue of $16,129 and cost of revenue of $12,157, all of which was also related to rental activities. Operating expenses for the three-month period ended September 30, 2020, were $5,940, other expenses totaled $5,456, and the total reported net loss was $7,424. Other expenses incurred during the three-month period ended September 30, 2020, were primarily interest-related expenses. The current period decreases in revenue and cost of revenue are due to the diminishing rental real estate portfolio. The increase in operating expenses is primarily due to the write-off of the remaining debt issuance costs associated with the interest-bearing note payable that was paid off during the current quarter.

EDI Real Estate Operations

As of September 30, 2021, and December 31, 2020, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	September 30, 2021	December 31, 2020
Units occupied or available for rent	1	4
Vacant lots held for investment	3	3
Total units held for investment	4	7

Units held for resale	—	—
Vacant lots held for resale	—	—
Total units held for resale	—	—

Units held for investment consist of single-family residential rental units.

The lease in effect as of September 30, 2021, is based on a month-to-month provision as the initial annual term of the lease has been completed. An outside property management company manages this rental property on behalf of the Company.

EDI Real Estate	September 30, 2021	December 31, 2020
Total real estate held for investment	$43,846	$303,158
Accumulated depreciation	(16,512)	(61,282)
Real estate held for investment, net	$27,334	$241,876

For the three-month period ended September 30, 2021, depreciation expense on the EDI Real Estate portfolio of properties was $397. This compares to the three-month period ended September 30, 2020, when depreciation expense on the EDI Real Estate portfolio of properties was $4,431.

There were no properties sold during the three-month periods ended September 30, 2021 and 2020. No properties were purchased during the three-month periods ended September 30, 2021 and 2020 for the EDI Real Estate portfolio.

There were no impairment adjustments recorded during the three-month periods ended September 30, 2021, and 2020.

Mt Melrose Operations

For the periods ended September 30, 2021, and December 31, 2020, prior to the sale of the remaining membership interests on May 17, 2021, the Company’s remaining investment in Mt Melrose was carried on our condensed consolidated balance sheets for $53,846. This carrying value was reflective of the mechanics of the June 27, 2019 transaction, as the Company could not obtain current appraisals for each individual property at that time. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties allowed the portfolio to continue its redirection, which management believes provided long-term returns greater than its carrying value. Management’s belief was substantiated as the Company recognized a gain of $778,872 during the prior three-month period ended June 30, 2021 and current nine-month period ended September 30, 2021, on the sale of its then-remaining membership interests in the Mt Melrose entity. This gain is recognized on the accompanying unaudited condensed consolidated statements of operations as a gain on sale of noncontrolling interest in subsidiary. As of the prior period ended June 30, 2021, the Company no longer holds any interest in the Mt Melrose entity. No comparable activity existed for the three-month period ended September 30, 2020. See Notes 4 and 11 for more information.

Internet Operations

Revenue attributed to the internet operations segment during the three-month period ended September 30, 2021, totaled $218,097, and cost of revenue totaled $61,863. Operating expenses for the segment totaled $54,905 for the three-month period ended September 30, 2021, and other income totaled $19,930. Total net income for the internet operations segment was $121,259 for the three-month period ended September 30, 2021. This compares to the three-month period ended September 30, 2020, when revenue totaled $242,237, cost of revenues totaled $85,412, operating expenses were $49,239, other income was $777, and net income was $108,363. Other income for the segment during the current three-month period is primarily a result of the sale of a domain name. Other income for the segment during the three-month period ended September 30, 2020, is the result of refundable sales tax credits and credit card rewards.

As of September 30, 2021, we have a total of 6,932 customer accounts across the U.S. and Canada. This compares to the three-month period ended September 30, 2020, when we had a total of 7,119 customer accounts. As of September 30, 2021, approximately 51% of our revenue is driven by internet access services, with the remaining 49% being earned though web hosting, email, and other web-based storage services.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $207,678, and revenue generated by our Canadian customers totaled $10,419 during the three-month period ended September 30, 2021. This compares to revenue generated by our U.S. customers of $230,714, and revenue generated by our Canadian customers of $11,523 during the three-month period ended September 30, 2020.

Other Operations

For the three-month period ended September 30, 2021, the Company’s other operations segment did not produce any revenue or cost of goods sold. Operating expenses totaled $477,234, and other income was $14,248 for the three-month period ended September 30, 2021. Corporate operating expenses accounted for the full $477,234 of reported operating expenses for our other operations. Income tax expenses of $360,000 were also accrued during the three-month period ended September 30, 2021. This resulted in a net loss of $822,986 for the three-month period ended September 30, 2021. This compares to the three-month period ended September 30, 2020, when the other operations segment again did not produce any revenue or cost of goods sold, but did incur corporate operating expenses of $165,165, other income of $6,540, and a net loss of $158,625 for the period. Corporate expenses are higher for the three-month period ended September 30, 2021, primarily due to increased director fees and corporate legal expenses. The increase in income tax expenses for the three-month period ended September 30, 2021, is primarily attributable to the current period distribution activities related to the Company’s investment in Alluvial Fund.

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. For the three-month period ended September 30, 2021, there was no reportable net income from discontinued operations related to the home services operations segment. This compares to net income of $1,857 reported from discontinued operations related to the home services operations segment for the three-month period ended September 30, 2020.

Financial Condition, Liquidity, and Capital Resources

During the three-month period ended September 30, 2021, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $9,316,890 at the three-month period ended September 30, 2021, compared to $341,007 at year-end December 31, 2020. Accounts receivable increased to $302,548 as of September 30, 2021, compared to $144,791 as of December 31, 2020. Real estate held for investment decreased to $27,334 at the period ended September 30, 2021, compared to $241,876 at year-end December 31, 2020. Long-term investments held as of September 30, 2021, decreased to $3,765,834 compared to $13,574,462 as of December 31, 2020. Additionally, accrued compensation decreased from $281,904 at the year ended December 31, 2020, to $268,227 at the three-month period ended September 30, 2021. Finally, total notes payable decreased to $0 at the three-month period ended September 30, 2021, compared to $250,094 at year-end December 31, 2020. The increase in cash and equivalents and decrease in long-term investments are attributable to the Company’s withdrawals from Alluvial Fund. The Company’s increase in accounts receivable are due to an increase in affiliate fee shares earned through Willow Oak’s various fee share arrangements. The decreases in real estate held for investment and total notes payable are due to the opportunistic sales of certain EDI Real Estate rental properties and simultaneous debt payoff of the attached property. The decrease in accrued compensation is due to the issuance of common stock during the three-month period ended March 31, 2021, which is then offset by the accrual of current year director fees. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of September 30, 2021, and December 31, 2020 is as shown:

	September 30, 2021	December 31, 2020
Current	$34,221	$142,121
30 – 60 days	1,632	1,836
60 + days	876	834
Accrued contract assets not yet due	265,819	—
Total	$302,548	$144,791

We have no material capital expenditure requirements.

Contractual Obligations

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As of September 30, 2021, Willow Oak continues to hold its remaining direct investment in Alluvial Fund. Investment gains and losses are reported as revenue on the accompanying unaudited condensed consolidated statements of operations. During the prior three-month period ended June 30, 2021 and during the current three-month period ended September 30, 2021, the Company made/initiated withdrawals from the Alluvial Fund in order to further strengthen the Company’s assertion that it is not subject to the application of the Investment Company Act of 1940, further discussed below.

As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to Woodmont. Under the terms of the parties’ membership interest purchase agreement, the Company had agreed to indemnify Woodmont against certain losses actually incurred by Woodmont as a result of breaches of the Company’s representations and warranties made under the agreement. Also, in connection with the transaction, the Company and Woodmont had entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC, which had set forth the general terms and conditions governing the arrangements between the two members; and, in addition, the Company had expressly agreed to a three-year “standstill” arrangement, during which time the Company would not in any way participate, directly or indirectly, in the management or control of Mt Melrose. In line with the Company’s sale of its remaining membership interests in Mt Melrose to Woodmont effective May 17, 2021, however, all of such contractual obligations have been terminated, and are no longer in effect as of the prior quarter ended June 30, 2021.

Off-balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of September 30, 2021, nor at any time from January 1, 2021, through September 30, 2021.

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

Management continues to monitor and assess all Company operations for additional potential impacts of the COVID-19 pandemic. As of the three-month period ended September 30, 2021, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact our business, financial condition, liquidity, and results of operations likely will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the continuing pandemic, the direct and indirect impact of the continuing pandemic on our employees, customers, and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the continuing pandemic.

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

In prior reporting periods, management had determined that our ownership of “investment securities” (as defined in the 1940 Act) exceeded 40% of the value of the Company’s total assets (exclusive of government securities and cash items), as measured under the 1940 Act. As of the quarterly period ended September 30, 2021, however, management has determined that our ownership of “investment securities” now falls below the 40% threshold established by the 1940 Act. This decrease is attributed to the completion of the Company’s second withdrawal from the Alluvial Fund, LP, which is in line with the distribution schedule mentioned previously. Our ownership of “investment securities” was largely comprised of our investment and limited partnership interests in Alluvial Fund, LP. In this respect, as the composition of our assets had changed over recent time, including by virtue of our previous sale of membership interests in Mt Melrose, LLC and our previous divestiture of the former Home Services Operations segment, the impact of our long-standing Alluvial Fund investment to the composition of our total assets, as measured under the 1940 Act, had become more pronounced, albeit inadvertently.

Beginning during the quarterly period ended March 31, 2021, and continuing, to date, on an ongoing monthly basis, representatives from the Securities and Exchange Commission (“SEC”) Division of Investment Management and the Company have engaged in informal discussions and correspondence regarding a general inquiry by the SEC as to the Company’s current status under the 1940 Act, namely as a result of the apparent quantitative significance of the Company’s assets that may constitute “investment securities” in relation to the Company’s total assets, as noted above.

As a result of such discussions and correspondence among the Company and the SEC, the Board of Directors of the Company reconfirmed, during the quarterly period ended March 31, 2021, that the Company has a bona fide intent to be engaged primarily in lines of business not constituting that of investing, reinvesting, or trading in securities, nor that of acquiring, owning, or holding “investment securities,” and the Board has resolved to explore certain strategic options so as to eliminate as soon as is reasonably possible any uncertainty in regard to the Company’s status under the 1940 Act. In this respect, the Company is in the process of developing and implementing a strategic operational plan setting forth specific potential steps designed to grow certain operational lines of business and effect changes to the composition of our assets in the near future. For example, on May 31, 2021, in order to further strengthen the Company’s assertion that it is not subject to the application of the 1940 Act, Willow Oak initiated a liquidating distribution of its investment in Alluvial Fund, which such withdrawal will be fulfilled by the general partner according to a mutually agreed-upon cash distribution schedule. Furthermore, in accordance with this schedule, a second withdrawal was initiated as of the current period ended September 30, 2021. There can be no assurances, of course, that we will be successful in our formulation and/or carrying out of any strategic operational plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Because of inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Our Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of our most recent evaluation of the Company’s internal control over financial reporting.

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
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL) (b): (i) Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021, and 2020; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021, and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021, and 2020; (v) Notes to Unaudited Condensed Consolidated Financial Statements

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

ENTERPRISE DIVERSIFIED, INC.

Date: November 12, 2021	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: November 12, 2021	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)