Form 10-K
period 2021-12-31
ENTERPRISE DIVERSIFIED, INC.
filed 2022-03-28
CIK 1096934

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,565,129 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $0.125 par value, as of March 25, 2022 is 2,647,383.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2022 Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on May 25, 2022, are incorporated by reference into Part III of this Form 10-K.

Table of Contents

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

During the year ended December 31, 2021, the Company operated through four reportable segments:

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

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations, comprised of former subsidiary Specialty Contracting Group, LLC’s operation of HVAC and plumbing companies in Arizona. However, for the year ended December 31, 2021, and for all prior periods presented, Home Services Operations are reported as discontinued operations.

The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”) and Willow Oak Capital Management, LLC.

Willow Oak is an asset management platform focused on growing and enhancing the alternative investment landscape. Willow Oak seeks partnerships with alternative investment managers in the early stages of growth in order to build a network of unique investment opportunities for investors and scalable, professional operations for managers. Willow Oak offers affiliated managers strategic consulting, operational support, and growth opportunities through minority partnerships and other bespoke relationships. Affiliations to date include fund reinvestments, fund launching, investor relations, and fund management administrative support. The Company intends to actively expand its Willow Oak platform with additional offerings that enhance the value of the Willow Oak platform to managers and funds across the investing community.

On August 21, 2020, Willow Oak created two wholly-owned entities, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”), to support this partnership model in perpetuity. Willow Oak AMS earns gross revenue shares commensurate with ownership stakes in investment management firms in exchange for the provision of benefits of affiliation and ongoing fund management services (“FMS”). Willow Oak FMS earns a direct fee from affiliated limited partnerships for rendering administrative, compliance program management, and tax and audit liaison services.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created a wholly-owned subsidiary named Mt Melrose, LLC, a Delaware limited liability company (“New Mt Melrose”), to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with a like-named seller, Mt. Melrose, LLC (“Old Mt. Melrose”), a Kentucky limited liability company owned by Jeff Moore, then an ENDI director. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to an unaffiliated third-party purchaser, Woodmont Lexington, LLC (“Woodmont”). As consideration for the transaction, Woodmont paid the Company $100,000 and agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the quarterly period ended June 30, 2021, and subsequently the year ended December 31, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 4 and 11 for more information.

Our other real estate operations include activity from a legacy real estate investment portfolio held through EDI Real Estate, LLC, a wholly-owned subsidiary. The portfolio, primarily located in the Roanoke area of Virginia, includes a residential rental property and vacant land. The residential property is a single-family home that is currently rented and managed through a third-party property manager.

Internet Operations

The Company operates its internet operations segment through Sitestar.net, a wholly-owned subsidiary that offers consumer and business-grade internet access, wholesale managed modem services, web hosting, third-party software as a reseller, and various ancillary services. Sitestar.net provides services to customers in the United States and Canada.

Other Operations

Other operations include nonrecurring or one-time strategic funding or similar activity that are not considered to be one of the Company’s primary lines of business. This activity includes opportunities such as the Company’s financing arrangement regarding Triad Guaranty, Inc.

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

As has been previously reported, in May 2019, the Company, via Specialty Contracting Group, completed a divestiture of the home services operations to an unaffiliated third-parity purchaser, Rooter Hero Plumbing, Inc. (“Rooter Hero”).

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

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earned a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a series of liquidating distributions of its investment in Alluvial Fund according to a mutually agreed upon cash distribution schedule with the general partner. On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution totaling $3,734,465 in respect of such withdrawal. This brings the total cash distribution amount to $17,772,369 for the year ended December 31, 2021. In accordance with the partnership terms of Alluvial Fund, a portion of Willow Oak’s capital account will be retained by the general partner until the fund’s activities for the year ended December 31, 2021, have been finalized through an independent audit. The retained amount will not be actively invested and will not be subject to investment gains or losses. The retained amount is represented by the investment redemption receivable amount on the accompanying consolidated balance sheets. Investment gains and losses for activity during the year ended December 31, 2021, and for prior periods presented, are reported as revenue on the accompanying consolidated statements of operations. As of December 31, 2021, Willow Oak no longer holds any remaining investment in Alluvial Fund.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak and managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance program management, and tax and audit liaison services it renders.

On November 1, 2018, Willow Oak Asset Management, LLC entered into a fund management services agreement with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance program management and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. Willow Oak earns monthly and annual fees as consideration for these services. On November 1, 2020, this arrangement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Steven Kiel, through Arquitos, has been contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking and fundraising. In exchange, Willow Oak continues to provide ongoing FMS services. Willow Oak continues to earn monthly and annual fees as consideration for these services.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This joint venture, of which Willow Oak Capital Management is a 10% beneficial owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. Willow Oak provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance program management, and tax and audit liaison services it renders.

On September 29, 2020, Willow Oak, through Willow Oak AMS, executed a strategic relationship agreement with SVN Capital, LLC whereby Willow Oak would receive certain economic and other rights in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak FMS. Pursuant to these economic rights, Willow Oak is entitled to 20% of gross management and performance fees earned by the firm. Additionally, Willow Oak FMS earns a direct fee from SVN Capital Fund, LP, a private investment fund launched by the firm’s managing member, for the administrative, compliance program management, and tax and audit liaison services it renders.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly-owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the quarterly period ended June 30, 2021, and subsequently the year ended December 31, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 4 and 11 for more information.

As has been previously reported, in July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of December 31, 2021, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes one residential property and vacant land. Our real estate portfolio under EDI Real Estate, LLC is primarily located in Roanoke, Virginia. The portfolio includes an occupied single-family home that is managed by a third-party property management company. The lease in effect as of December 31, 2021, is based on a month-to-month provision, as the initial annual term of the lease has been completed. An outside property management company manages this rental property on behalf of the Company.

State and municipal laws and regulations govern the real estate industry in general and do not vary significantly throughout our real estate holding areas. State laws, including the Virginia Residential Landlord and Tenant Act, in addition to local ordinances, govern our rental property and also do not vary significantly throughout our real estate holding areas.

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

As of December 31, 2021, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the year ended December 31, 2021.

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

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On December 31, 2020, the Company accepted a revision of terms to the original promissory note, which includes, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares. In line with the revision of note terms, during the three-month period ended March 31, 2021, the Company was issued 454,097 shares of Triad Guaranty, Inc. in lieu of interest accrued on the note receivable as of December 31, 2020.

On December 27, 2021, the Company completed the purchase of a comparable investment consisting of (i) another Triad Guaranty, Inc. promissory note in the original principal sum of $155,000, having the same terms as the December 31, 2020, financing agreement, along with (ii) 393,750 common shares of Triad Guaranty, Inc., for $25,000 from a related party. The value of this purchase is reflective of the implied collectability of the promissory note and the relative illiquidity of Triad Guaranty, Inc. stock. The Company determined that the December 27, 2021, transaction represents an active market transaction of similar assets to the Company’s existing Triad Guaranty, Inc. assets. As a result, the Company recorded a total $189,515 impairment on December 31, 2021, to its existing Triad Guaranty, Inc. promissory note and common stock to reflect the market value implied by the December 27, 2021, transaction. As of December 31, 2021, the Company holds its interests in both promissory notes for $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its 847,847 aggregate shares of Triad Guaranty, Inc. common stock. See Note 6 for more information.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Human Capital

As of December 31, 2021, we employed six full-time individuals through the asset management, real estate, internet, and other operations segments. We also utilize outside contractors as necessary to assist with consulting, technical support, and customer service. Our employees are not unionized, and we consider relations with employees to be favorable.

Proposed Merger with CBA

As previously announced on December 29, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ENDI Corp., a Delaware corporation (“ENDI”), Zelda Merger Sub 1, Inc., a Delaware corporation (“First Merger Sub”), Zelda Merger Sub 2, LLC, a Delaware limited liability company (“Second Merger Sub”), CrossingBridge Advisors, LLC, a Delaware limited liability company (“CrossingBridge”), and Cohanzick Management, L.L.C., a Delaware limited liability company (“Cohanzick” and, together with the Company, ENDI, First Merger Sub, Second Merger Sub and CrossingBridge, the “Parties”).

Pursuant to the terms of the Merger Agreement, the Company will merge with First Merger Sub, a wholly-owned subsidiary of ENDI, with the Company being the surviving entity (the “First Merger”), and CrossingBridge will merge with Second Merger Sub, also a wholly-owned subsidiary of ENDI, with CrossingBridge being the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger”). In connection with the Merger, each share of common stock of the Company will be converted into the right to receive one (1) share of Class A common stock, par value $0.0001 per share, of ENDI (the “Class A Common Shares”), and Cohanzick, as the sole member of CrossingBridge, will receive 2,400,000 Class A Common Shares and 1,800,000 shares of Class B common stock, par value $0.0001 per share, of ENDI (the “Class B Common Shares”, and together with the Class A Common Shares, the “Common Shares”), a Class W-1 Warrant to purchase 1,800,000 Class A Common Shares and a Class W-2 Warrant to purchase 250,000 Class A Common Shares. The Class A Common Shares and Class B Common Shares are identical other than the Class B Common Shares have the right to designate directors (as described below) and that the Class B Common Shares shall not be entitled to participate in dividends or other distributions with respect to the Class A Common Shares and shall not receive any assets of ENDI in the event of a liquidation. The warrant to purchase 1,800,000 Class A Common Shares and the warrant to purchase 250,000 Class A Common Shares to be issued to Cohanzick may be exercised in whole or in part at any time prior to the date that is five (5) years after the date of the Merger closing, at an exercise price of $8.00 per Class A Common Share subject to certain customary adjustments. Each of the warrants may also be exercised on a “cashless” basis at any time at the election of the holder and if not fully exercised prior to the expiration date of the warrant, shall be automatically exercised on a “cashless” basis. In addition, Cohanzick or its designee has agreed to purchase an aggregate of 100,000 Class A Common Shares, and shall have the right, but not the obligation, to purchase an additional 250,000 Class A Common Shares (collectively the “Additional Shares”), not later than five (5) business days following the consummation of the Merger at a price equal to the lesser of $8.00 or the 60 day volume weighted average price of Enterprise Diversified’s common shares as of the Merger closing date (the “Closing”), excluding the highest and lowest trading days. Certain of our officers, directors and employees shall have the right, but not the obligation, to purchase up to a further 55,000 Class A Common Shares on the same terms as the purchase of the Additional Shares. During the year ended December 31, 2021, ENDI incurred $1,148,971 of transaction costs directly associated with due diligence, public reporting, and legal advice associated with the Merger Agreement.

The Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement have been approved by our board of directors and by the board of managers of Cohanzick and remains subject to the approval of our stockholders. Holders of our common shares shall have dissenters’ rights as provided by Section 92A of the Nevada Revised Statutes. The Company and ENDI have filed a draft registration statement on Form S-4, including a prospectus registering the issuance of the ENDI Class A Common Shares, Class B Common Shares, Warrants and Class A Common Shares underlying the Warrants and draft proxy statement of the Company relating to the meeting of stockholders of the Company to approve the Merger Agreement and the transactions contemplated thereby, including the Merger. Further, as discussed in more detail below, certain of the Company’s stockholders have entered into voting and support agreements pursuant to which such stockholders have agreed to vote their shares of capital stock of the Company in favor of the Merger.

The Merger Agreement contains customary representations and warranties of the Company, CrossingBridge, ENDI, Cohanzick and the merger subsidiaries, and certain of the parties to the Merger Agreement have agreed to customary covenants, including, among others, covenants relating to: (1) the conduct of their respective businesses during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (2) the use of reasonable best efforts to obtain governmental and regulatory approvals; and (3) obligations of the Company to convene a meeting of its stockholders to approve the Merger Agreement and the transactions contemplated thereby, including the Merger.

Completion of the Merger is subject to various customary conditions, including, among others, (1) approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, by our stockholders, (2) the draft registration statement on Form S-4 being declared effective by the U.S. Securities and Exchange Commission (“SEC”), (3) the quotation of ENDI’s Class A Common Shares on the OTC Market, (4) the absence of any law, order or regulatory ruling prohibiting the consummation of the Merger and (5) the truth of each party’s representations and warranties, and the performance of each party’s covenants.

The Merger Agreement contains certain termination rights including upon: (1) the mutual written agreement of the Company and CrossingBridge to terminate the Merger Agreement, (2) the written notice of either the Company or CrossingBridge if the Merger has not closed by June 30, 2022, (3) a material breach of the Merger Agreement by us or CrossingBridge, which breach cannot be cured within thirty (30) days, (4) the failure to obtain any required regulatory or governmental approvals, (5) the failure to obtain the approval of the Company’s stockholders, or (6) the failure of our board of directors to make, or the withdrawal, amendment or qualification, in a manner adverse to CrossingBridge, of a recommendation in favor of the merger, or the failure of our board to include its recommendation in the proxy statement or the recommendation by the board of an alternative proposal or similar actions. In the event of the termination of the Merger Agreement pursuant to clause (6) of the preceding sentence, we shall pay a fee in the amount of $1,000,000 to CrossingBridge.

Pursuant to the Merger Agreement, ENDI has agreed that at the Closing, it will enter into a registration rights agreement with certain stockholders of ENDI following the Closing that are deemed to be affiliates of ENDI immediately following the Closing, under which such stockholders’ Class A Common Shares, including the Class A Common Shares underlying any warrants issued in connection with the Merger, will be registered for resale under the Securities Act of 1933, as amended. In addition, ENDI has agreed that at the Closing, it will amend and restate its certificate of incorporation to provide for, among other things, the rights of the holders of the Class B Common Shares to designate certain members of ENDI’s board of directors.

The amended and restated certificate of incorporation of ENDI will provide that so long as the holders of Class B Common Shares and their affiliates own at least 25% of the outstanding Common Shares, the holders of Class B Common Shares shall have the right to designate 60% of the authorized number of directors on ENDI’s board of directors (rounded up or down to the nearest whole number as necessary in light of the actual number of members of the board of directors). So long as the holders of Class B Common Shares and their affiliates own at least 15% but less than 25% of the outstanding Common Shares, the holders of Class B Common Shares shall have the right to designate 40% of the authorized number of directors on ENDI’s board of directors (rounded up or down to the nearest whole number as necessary in light of the actual number of members of the board of directors). So long as the holders of Class B Common Shares and their affiliates own at least 5% but less than 15% of the outstanding Common Shares, the holders of Class B Common Shares shall have the right to designate one (1) director on ENDI’s board of directors. At the closing, the Class B Common Shares shall be entitled to designate 3 of the 5 members of ENDI’s board of directors.

ENDI has also agreed at the Closing, it will enter into a stockholder agreement and separate voting agreement with Cohanzick and certain stockholders of ENDI pursuant to which, among other provisions, from and after the date that the holders of Class B Common Shares are no longer entitled to elect at least one (1) director to ENDI’s board of directors pursuant to the amended and restated certificate of incorporation as described above, so long as David Sherman and his affiliates, who will collectively beneficially own approximately 61.3% of the issued and outstanding voting stock of ENDI immediately following the Merger (assuming the Additional Shares are not issued), beneficially own at least 25% of the outstanding Common Shares, will have the right to nominate up to 60% of the authorized number of directors on the ENDI board, and the stockholders named therein have agreed to vote in support of such director nominees. David Sherman is the controlling member of Cohanzick and together with his affiliates has an economic interest of approximately 87% of Cohanzick. The number of directors David Sherman and his affiliates are permitted to nominate to ENDI’s board of directors decreases to 40% if David Sherman and his affiliates cease to beneficially own less than 25% but at least 15% of the outstanding Common Shares. So long as David Sherman and his affiliates own at least 5% but less than 15% of the outstanding Common Shares, David Sherman and his affiliates shall have the right to nominate one (1) director.

The Merger Agreement has been included as an Exhibit to this annual report and the description of the Merger Agreement and the transactions contemplated herein is qualified in its entirety by reference to the content of the Merger Agreement. It is not intended to provide factual information about the parties or any of their respective subsidiaries or affiliates. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Merger Agreement, the Merger, the Company, CrossingBridge and the other parties to the Merger Agreement and their respective affiliates and their respective businesses, that will be contained in, or incorporated by reference into, the Registration Statement that will include a proxy statement of the Company and a prospectus of ENDI.

Voting and Support Agreement

In connection with the Merger Agreement we and certain of our stockholders holding an aggregate of approximately 34% of the issued and outstanding voting capital stock of the Company have entered into a voting and support agreement (the “Support Agreement”) pursuant to which such stockholders of the Company have agreed to vote their shares of capital stock of the Company in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, and against any action, agreement, transaction or proposal that would result in a breach of any covenant or other provision of the Merger Agreement or that would reasonably be expected to result in the transactions contemplated by the Merger Agreement from not being completed. Pursuant to the Support Agreement, the stockholders party thereto have also agreed to waive their dissenters rights under Nevada law with respect to the Merger, not to solicit or support any corporate transaction that constitutes or could reasonably be expected to constitute, an alternative to the Merger, and not to sell, transfer, assign or otherwise take any action that would have the effect of preventing or disabling the stockholder from voting its shares of the Company in accordance with its obligations under the Support Agreement. The Support Agreement automatically terminates upon the termination of the Merger Agreement or upon the mutual agreement of the parties to the Support Agreement. The Support Agreement is included as Exhibit 2.2 to this annual report. The description of the Support Agreement is qualified in its entirety by reference to the content of the Support Agreement, which is filed herewith as Exhibit 2.2.

Because of the material conditions to closing, including the approval of our stockholders of the Merger Agreement, we cannot assure you that the Merger will close as scheduled or at all, or on the terms described herein. If consummated, the Merger may result in significant changes to the business of the Company and the terms of an investment in shares of our common stock.

No Offer or Solicitation

This Annual Report on Form 10-K is not intended to and shall not constitute a proxy statement or the solicitation of a proxy, consent or authorization with respect to any securities in respect of the Proposed Merger and shall not constitute an offer to sell or the solicitation of an offer to buy or subscribe for any securities or a solicitation of any vote of approval, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

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

The Company operates its Asset Management, Real Estate, Internet, and Other operations remotely–that is, without any dedicated office space.

As of December 31, 2021, through EDI Real Estate, LLC, the Company owns various real estate properties consisting of one residential property and interests in two undeveloped lots. Subsequent to December 31, 2021, the last remaining residential property owned by EDI Real Estate, LLC was sold.

ITEM 3.	LEGAL PROCEEDINGS

Pursuant to Item 103 of Regulation S-K, as amended, the information required by this Item 3 is provided by cross-reference to the Company’s legal proceedings disclosure located under the Litigation & Legal Proceedings heading in Note 11 to the accompanying consolidated financial statements (see page 40).

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Enterprise Diversified’s Common Stock is listed on the OTC QB Markets (“OTCQB”) under the symbol “SYTE.”

Record Holders

As of March 25, 2022, we had approximately 116 stockholders of record. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s accompanying consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021 and 2020. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or recent restructuring results in less comparable financial performance.

Summary of Financial Performance

Common stockholders’ equity increased from $14,043,411 at December 31, 2020, to $17,105,760 at December 31, 2021. This change was primarily attributable to $4,225,702 of net income in the asset management operations segment, $824,284 of net income in the real estate operations segment, $434,228 of net income in the internet operations segment, and was partially offset by $2,661,865 of net loss in the other operations segment. There was no reportable income attributed to discontinued operations for the year ended December 31, 2021. Corporate expenses for the year ended December 31, 2021, included in the net loss from other operations, totaled $2,148,641. Total comprehensive net income for the year ended December 31, 2021 equaled $2,822,349.

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

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
ASSETS
Cash and equivalents	$13,487,482	$9,316,890	$9,399,112	$292,767	$341,007
Accounts receivables, net	351,405	302,548	369,893	130,155	144,791
Investment redemption receivable	3,734,465	5,579,679	—	—	—
Investments, at fair value	—	3,765,834	8,512,439	15,736,234	13,574,462
Real estate, total	26,911	27,334	27,732	239,500	241,876
Goodwill and other assets	340,495	490,599	493,618	508,094	555,044
Total assets	$17,940,758	$19,482,884	$18,802,794	$16,906,750	$14,857,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,474	$67,585	$48,920	$60,734	$65,524
Accrued expenses	645,798	465,606	117,103	137,803	306,063
Income taxes payable	6,532	360,000	—	—	—
Deferred revenue	171,194	198,199	198,045	198,848	192,088
Notes payable and other liabilities	—	—	24,461	247,305	250,094
Total liabilities	834,998	1,091,390	388,529	644,690	813,769
Total stockholders’ equity	17,105,760	18,391,494	18,414,265	16,262,060	14,043,411
Total liabilities and stockholders’ equity	$17,940,758	$19,482,884	$18,802,794	$16,906,750	$14,857,180

Financial Condition, Liquidity, and Capital Resources

During the year ended December 31, 2021, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in each segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $13,487,482 at year-end December 31, 2021, compared to $341,007 at year-end December 31, 2020. Real estate held for investment decreased to $26,911 at year-end December 31, 2021, compared to $241,876 at year-end December 31, 2020, and long-term investments decreased to $0 at year-end December 31, 2021, compared to $13,574,462 at year-end December 31, 2020. Total accrued expenses increased to $645,798 at year-end December 31, 2021, compared to $306,063 at year-end December 31, 2020, and total notes payable decreased to $0 at the year ended December 31, 2021, from $250,094 at year-end December 31, 2020. The increase in cash and equivalents and decrease in long-term investments are primarily attributed to the series of liquidating distributions the Company initiated from Alluvial Fund during the current year. The decreases in real estate and notes payable are primarily due to the opportunistic sales of certain EDI Real Estate rental properties. The increase in accrued expenses is largely a product of additional legal and professional fees incurred as part of the Business Combination, which is further described in Note 11. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of December 31, 2021, and December 31, 2020, is as shown:

	December 31, 2021	December 31, 2020
Current	$348,745	$142,121
30 – 60 days	1,545	1,836
60 + days	1,115	834
Total	$351,405	$144,791

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

During the quarterly period ended September 30, 2018, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by certain properties held for investment. This note carried an annual interest rate of 5.6% and fully matured on September 1, 2033, with early payoff permitted. The interest rate on this note was subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate was calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years. During the quarterly period ended September 30, 2021, the remaining loan balance was paid in full and no future payments are required.

During the quarterly period ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by a property held for investment. This note carried an annual interest rate of 6%, accrued interest quarterly, and was due September 15, 2022, with early payoff permitted. During the quarterly period ended June 30, 2021, the balance of this note was paid in full in conjunction with the sale of the property. No future payments are required.

Notes payable as of December 31, 2021 and 2020, consisted of the following:

	Interest Rates	Average Term	2021	2020
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	$—	$154,094
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	—	96,000
Less current portion			—	(5,609)
Long-term portion			$—	$244,485

Other Contractual Obligations

In 2016, the Company made a strategic determination to fund a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. Investment gains and losses are reported as revenue on the accompanying consolidated statements of operations. During the year ended December 31, 2021, the Company completed a liquidating withdrawal schedule from the Alluvial Fund in order to further strengthen the Company’s assertion that it is not subject to the application of the Investment Company Act of 1940, further discussed below. As of December 31, 2021, Willow Oak no longer holds any investment in Alluvial Fund.

As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in Mt Melrose, LLC to Woodmont. Under the terms of the parties’ membership interest purchase agreement, the Company had agreed to indemnify Woodmont against certain losses actually incurred by Woodmont as a result of breaches of the Company’s representations and warranties made under the agreement. Also, in connection with the transaction, the Company and Woodmont had entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC, which had set forth the general terms and conditions governing the arrangements between the two members. In line with the Company’s sale of its remaining membership interests in Mt Melrose to Woodmont effective May 17, 2021, all of such contractual obligations have been terminated, and are no longer in effect as of the quarterly period ended June 30, 2021.

Also through the asset management operations segment, an operating lease on office space in New York City commenced on October 1, 2017, and extended through September 30, 2020. On October 1, 2020, the Company renewed this lease on a month-to-month basis at a reduced rate for limited storage access given the state of the New York City rental market as a result of the COVID-19 pandemic.

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

Discussion Regarding COVID-19 Potential Impacts

Due to the continuing uncertainty surrounding the COVID-19 pandemic, management has continued to regularly monitor and assess all Company operations for potential impacts of the COVID-19 pandemic, including as infectious variants such as Omicron have emerged. As of the year ended December 31, 2021, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact our business, financial condition, liquidity, and results of operations likely will continue to depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the continuing pandemic, the direct and indirect impact of the continuing pandemic on our employees, customers, and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the continuing pandemic.

Discussion Regarding the Company’s Status Under the Investment Company Act of 1940

As discussed above, the Company, directly and through our subsidiaries, currently is engaged primarily in asset management operations, real estate operations, and internet operations lines of business–that is, in businesses other than that of investing, reinvesting, owning, holding, or trading in securities. We are not engaged primarily, nor do we propose to engage primarily, in the business of investing, reinvesting, or trading in securities; nor does the Company propose to operate any of its businesses in a manner that would cause the Company to be subject to regulation as an “investment company” under the Investment Company Act of 1940 (the “1940 Act”).

However, beginning during the quarterly period ended March 31, 2021, and continuing, to date, on an ongoing basis, representatives from the Securities and Exchange Commission (“SEC”) Division of Investment Management and the Company have engaged in informal discussions and correspondence regarding a general inquiry by the SEC as to the Company’s current status under the 1940 Act, namely as a result of the apparent quantitative significance of the Company’s assets that from time to time may have constituted “investment securities” in relation to the Company’s total assets.

In prior reporting periods, management had determined that our ownership of “investment securities” (as defined in the 1940 Act) exceeded 40% of the value of the Company’s total assets (exclusive of government securities and cash items), as measured under the 1940 Act. Our ownership of “investment securities” was largely comprised of our investment and limited partnership interests in Alluvial Fund, LP. In this respect, as the composition of our assets had changed over time, including by virtue of our previous sale of membership interests in Mt Melrose, LLC and our previous divestiture of the former Home Services Operations segment, the impact of our long-standing Alluvial Fund investment to the composition of our total assets, as measured under the 1940 Act, had become more pronounced, albeit inadvertently.

As a result of such discussions and correspondence among the Company and the SEC, the Board of Directors of the Company reconfirmed, during the quarterly period ended March 31, 2021, that the Company has a bona fide intent to be engaged primarily in lines of business not constituting that of investing, reinvesting, or trading in securities, nor that of acquiring, owning, or holding “investment securities,” and the Board resolved to explore certain strategic options so as to eliminate as soon as is reasonably possible any uncertainty in regard to the Company’s status under the 1940 Act.

Subsequently, as of the quarterly period ended September 30, 2021, management determined that our ownership of “investment securities” fell below the 40% threshold established by the 1940 Act. This decrease was attributed to the completion of the Company’s withdrawals from the Alluvial Fund, LP, as previously discussed.

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

As of December 31, 2021, Willow Oak no longer holds any remaining investment in Alluvial Fund, LP. The realized and unrealized investment gains and losses earned during the current year and in prior periods presented are reported as revenue on the accompanying consolidated statements of operations. This treatment can result in reporting negative revenue figures for a given period. Willow Oak continues to earn revenue through its remaining fee share arrangements, as well as through fund management services.

During the year ended December 31, 2021, the asset management operations segment produced $4,650,298 of revenue. There were no costs of revenue and operating expenses totaled $424,596. Net income for the year ended December 31, 2021, totaled $4,225,702. This compares to the year ended December 31, 2020, when the asset management operations segment produced $3,690,473 of revenue, there were no costs of revenue, operating expenses totaled $425,704, and other income totaled $2,283. The increase in revenue in 2021 is due to market volatility and increased returns through the Company’s Alluvial investment along with an increase in fee share revenues from the new fund management services agreements and affiliate fee share relationships. Asset management operations operating expenses remained comparable year over year.

On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution totaling $3,734,465 in respect of such withdrawal. This brings the total cash distribution amount to $17,772,369 for the year ended December 31, 2021. In accordance with the partnership terms of Alluvial Fund, a portion of Willow Oak’s capital account will be retained by the general partner until the fund’s activities for the year ended December 31, 2021, have been finalized through an independent audit. The retained amount will not be actively invested and will not be subject to investment gains or losses. The retained amount is included within the investment redemption receivable amount on the accompanying consolidated balance sheets. As of December 31, 2021, Willow Oak no longer holds any remaining investment in Alluvial Fund. This compares to the year ended December 31, 2020, when the fair value of long-term investments held through the asset management operations segment totaled $13,520,616.

The tables below provide a summary of income statement amounts over time. These figures are specific to the asset management operations segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$4,650,298	$3,690,473
Cost of revenue	—	—
Operating expenses	424,596	425,704
Other income	—	2,283
Net income	$4,225,702	$3,267,052

Asset Management Operations Revenue	Year Ended December 31, 2021	Year Ended December 31, 2020
Unrealized gains on investment activity	$4,178,870	$3,424,267
Performance fee revenue	308,466	116,179
Management fee revenue	78,504	60,419
Fund management services revenue	84,458	89,608
Total revenue	$4,650,298	$3,690,473

Quarterly	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenues	$94,125	$806,314	$1,556,005	$2,193,854
Cost of revenue	—	—	—	—
Operating expenses	80,788	113,158	112,939	117,711
Net income	$13,337	$693,156	$1,443,066	$2,076,143

Real Estate Operations

During the year ended December 31, 2021, the real estate operations segment generated revenue of $356,560, which includes rental revenue of $17,060, and the cost of revenues of $248,424, which includes $8,695 of cost of rental revenues. Operating expenses during the year ended December 31, 2021, were $39,185 and other income totaled $755,333. Net income for the real estate operations segment for the year ended December 31, 2021, totaled $824,284. Other income for the year ended December 31, 2021 is primarily attributable to the gain recognized on the sale of the remaining noncontrolling Mt Melrose entity membership interests totaling $778,872. This compares to the year ended December 31, 2020, when the real estate operations segment generated revenue of $578,313, including rental revenue of $59,313, cost of revenues of $326,636, including cost of rental revenues of $43,726, operating expenses of $31,937, other expenses of $17,064, and total net income of $202,676. Other expenses incurred during the year ended December 31, 2020, were primarily interest-related expenses. The current year decreases in revenue and cost of revenue are due to the diminishing real estate portfolio. The slight increase in operating expenses during the current year is primarily attributable to the amortization of the remaining debt issuance expenses associated with the previously outstanding mortgage payable. The remaining balance of this mortgage was paid in full during the current year.

EDI Real Estate Operations

For the year ended December 31, 2021, depreciation expense on the EDI Real Estate portfolio of properties was $3,727. This compares to depreciation expense for the year ended December 31, 2020, when depreciation expense on the EDI Real Estate portfolio of properties was $15,774.

During the year ended December 31, 2021, three properties held for resale and one vacant lot were sold for gross proceeds of $339,500. Net proceeds totaled $80,259. This compares to their total carrying value of $211,238, which resulted in a net gain of $128,262 being recognized during the current year. This compares to the year ended December 31, 2020, when four properties held for resale were sold for gross proceeds of $519,000 and net proceeds totaled $229,209. This compared to their total carrying value of $232,744, which resulted in a net gain of $286,256 being recognized during the year ended December 31, 2020. No properties were purchased during the years ended December 31, 2021 or 2020.

No impairment adjustments were recorded during the years ended December 31, 2021 and 2020.

Through EDI Real Estate, as of December 31, 2021 and 2020, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	December 31, 2021	December 31, 2020
Units occupied or available for rent	1	4
Vacant lots held for investment	2	3
Total units held for investment	3	7

Units held for investment consist of single-family residential rental units.

The lease in effect as of December 31, 2021, is based on a month-to-month provision, as the initial annual term has been completed. An outside property management company manages this rental property on behalf of the Company.

EDI Real Estate	December 31, 2021	December 31, 2020
Total real estate held for investment	$43,821	$303,158
Accumulated depreciation	(16,910)	(61,282)
Real estate held for investment, net	$26,911	$241,876

Mt Melrose Operations

For the years ended December 31, 2021 and 2020, prior to the sale of the remaining membership interests on May 17, 2021, the Company’s remaining investment in Mt Melrose was carried on our consolidated balance sheets for $53,846. This carrying value was reflective of the mechanics of the June 27, 2019 transaction, as the Company could not obtain current appraisals for each individual property at that time. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties allowed the portfolio to continue its redirection, which management believes provided long-term returns greater than its carrying value. Management’s belief was substantiated as the Company recognized a gain of $778,872 during the quarterly period ended June 30, 2021, and current year ended December 31, 2021, on the sale of its then-remaining membership interests in the Mt Melrose entity. This gain is recognized on the accompanying consolidated statements of operations as a gain on sale of noncontrolling interest in subsidiary. As of the quarterly period ended June 30, 2021, and subsequently as of year-end December 31, 2021, the Company no longer holds any interest in the Mt Melrose entity. As noted above, this compares to the year ended December 31, 2020, when the Company’s remaining investment in Mt Melrose was carried on the consolidated balance sheets for $53,846. See Notes 4 and 11 for more information.

The tables below provide a summary of income statement amounts over time. These figures are specific to the real estate segment as a whole and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$356,560	$578,313
Cost of revenue	248,424	326,636
Operating expenses	39,185	31,937
Other income (expense)	755,333	(17,064)
Net income	$824,284	$202,676

Quarterly	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenues	$9,300	$1,800	$335,724	$9,736
Cost of revenue	4,105	466	236,209	7,644
Operating expenses	(751)	15,202	18,249	6,485
Other income (expense)	(12)	(332)	760,472	(4,795)
Net income (loss)	$5,934	$(14,200)	$841,738	$(9,188)

Internet Operations

Revenue attributed to the internet operations segment during the year ended December 31, 2021, totaled $895,385 and cost of revenue totaled $270,627. Operating expenses for the segment totaled $212,217 for the year ended December 31, 2021, and other income totaled $21,687. Net income for the internet operations segment was $434,228 for the year ended December 31, 2021. Other income for the year ended December 31, 2021, consists primarily of gains recognized on the sales of an unused Autonomous System Number and a domain name. This compares to the year ended December 31, 2020, when revenue totaled $978,946, cost of revenues totaled $321,582, operating expenses were $193,791, other income was $4,251, and net income was $467,824. Other income for the year ended December 31, 2020, is primarily the result of refundable sales tax credits and credit card rewards. The year over year decrease in revenue and cost of revenue is in line with the decline in total customer accounts.

As of December 31, 2021, we have a total of 6,973 customer accounts across the U.S. and Canada. This compares to the year ended December 31, 2020, when we had a total of 7,009 customer accounts. While the total number of customer accounts did not decrease significantly year over year, the sales mix has shifted slightly from higher revenue, lower margin products to lower revenue, higher margin products. As of December 31, 2021, approximately 49% of our internet segment revenue is driven by internet access services, with the remaining 51% being earned though web hosting and other web-based storage services. This compares to the year ended December 31, 2020, when approximately 60% of our internet segment revenue was driven by internet access services, with the remaining 40% being earned though web hosting and other web-based storage services.

Amortization expense on domain names used for internet operations during the year ended December 31, 2021 totaled $7,278. There was no comparable amortization expense on domain names for the year ended December 31, 2020.

Approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $851,274 and revenue generated by our Canadian customers totaled $44,111 during the year ended December 31, 2021. This compares to revenue generated by our U.S. customers of $929,383 and revenue generated by our Canadian customers of $49,563 during the year ended December 31, 2020.

The tables below provide a summary of income statement amounts over time. These figures are specific to the internet operations segment and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$895,385	$978,946
Cost of revenue	270,627	321,582
Operating expenses	212,217	193,791
Other income	21,687	4,251
Net income	$434,228	$467,824

Quarterly	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenues	$221,103	$218,097	$223,919	$232,266
Cost of revenue	66,772	61,863	70,029	71,963
Operating expenses	60,426	54,905	50,345	46,541
Other income	1,036	19,930	360	361
Net income	$94,941	$121,259	$103,905	$114,123

Other Operations

The Company’s other operations segment did not produce any revenue or cost of revenue during the year ended December 31, 2021. Operating expenses totaled $2,148,641, other expenses were $146,692, and income tax expense totaled $366,532 for the year ended December 31, 2021. Included in other expenses for the year ended December 31, 2021, is an impairment expense of $189,515 related to the Company’s promissory note from and common stock of Triad Guaranty, Inc. See Note 6 for more information on the Company’s considerations surrounding its Triad investments. Corporate operating expenses accounted for the full $2,148,641 of reported operating expenses for the year ended December 31, 2021. The total net loss attributed to the other operations segment was $2,661,865 for the year ended December 31, 2021. This compares to the year ended December 31, 2020, when our other operations segment again produced no revenue and no cost of revenue. Operating expenses totaled $966,862, other income was $143,528, and there was no income tax expense. Included in other income for the year ended December 31, 2020, for the other operations segment is $125,839 of debt extinguishment as a result of the forgiveness of the Company’s PPP loan. Corporate operating expenses accounted for the full $966,862 of reported operating expenses. This resulted in a net loss of $823,334 for the other operations segment for the year ended December 31, 2020.

Income tax expense was higher for the year ended December 31, 2021, primarily due to the tax effects of the Company’s liquidation of its investment in Alluvial Fund, LP. The Alluvial fund liquidation resulted in the recognition of previously unrealized net investment gains. The Company was able to offset a significant portion of the realized investment activity with net operating losses that had been carried forward from prior years. The Company did not recognize any income tax expense for the year ended December 31, 2020, as the Company operated at a tax loss for the year, and any deferred liabilities associated with unrealized gains in the Alluvial Fund investments were offset by deferred tax assets. The Company continues to provide a full valuation allowance against its net deferred tax assets, including net operating loss carryforwards, as of the year ended December 31, 2021. See Note 13 for more information.

Corporate expenses were higher for the year ended December 31, 2021 primarily due to an increase in legal fees, director fees, and consulting fees, which are associated with the Company’s Business Combination. See Note 11 for more information.

The tables below provide a summary of income statement amounts over time. These figures are specific to other business segments, including corporate and various other investments, and are presented for the annual and quarterly periods designated below.

Annual	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$—	$—
Cost of revenue	—	—
Operating expenses	2,148,641	966,862
Other income (expense)	(146,692)	143,528
Income tax expense	(366,532)	—
Net loss	$(2,661,865)	$(823,334)

Quarterly	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenues	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Operating expenses	1,222,809	477,234	241,345	207,253
Other income (expense)	(170,605)	14,248	4,841	4,824
Income tax expense	(6,532)	(360,000)	—	—
Net loss	$(1,399,946)	$(822,986)	$(236,504)	$(202,429)

Discontinued Operations - Home Services Operations

As noted previously, Specialty Contracting Group, LLC’s historical operations are now classified as “discontinued operations” in our consolidated financial statements, and all presented prior periods have also been reclassified to discontinued operations for comparability. For the year ended December 31, 2021, there was no reportable net income from discontinued operations related to the home services segment. This compares to net income reported from discontinued operations related to the home services operations segment for the year ended December 31, 2020, of $165,186. Included in this amount is $147,113 of extinguished debt from expired historical obligations. Also included in net income from discontinued operations for the year ended December 31, 2020, is a $20,484 loss recovery on discontinued operations that represents royalties earned in accordance with the Rooter Hero royalty arrangement mentioned previously.

Summary Discussion of Critical Accounting Estimates

Our accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements (see page 29). As disclosed in Note 2, the preparation of financial statements requires the use of judgments and estimates. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. We considered the following to be our most critical accounting estimates that involve significant judgment:

Fair-Value of Long-Term Assets

Goodwill

The Company tests its goodwill annually as of December 31, or more often if events and circumstances indicate that those assets might not be recoverable. Impairment testing of goodwill is required at the reporting-unit level (operating segment or one level below operating segment). The impairment test involves calculating the impairment of goodwill based solely on the excess of the carrying value of the reporting unit over the fair value of the reporting unit. Prior to performing the impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment to determine whether a detailed quantitative analysis is required. This qualitative assessment and the ongoing evaluation of events and circumstances represent critical accounting estimates. Management considers a variety of factors when making these estimates, which include, but are not limited to, internal changes in the segment’s operations, external changes that affect the segment’s industry, and overall financial condition of the segment and Company.

Management did not identify any events or circumstances throughout the year that would indicate potential goodwill impairment, nor did management’s qualitative assessment performed on December 31 indicate a potential goodwill impairment. Total goodwill reported on the consolidated balance sheets is $212,445 at December 31, 2021.

Notes Receivable

Notes receivable are recorded at their principal amount and interest is accrued quarterly based on the applicable interest rate. The Company makes an assessment of the ultimate collectability of each note receivable on an annual basis based upon the financial condition of the borrower. This estimation of collectability represents the critical accounting estimate. Management considers multiple factors when making this estimate, which include, but are not limited to, the perceived risk profile of the borrower, current financial condition and liquidity of the borrower, and availability and perceived value of the borrower’s collateral.

Management’s assessment of the collectability of the Triad Guaranty, Inc. note receivable was adjusted during the current year in accordance with the above mentioned December 27, 2021, transaction. This transaction indicated a decrease in the market’s perceived collectability of the original Triad Guaranty, Inc. note. The Company recorded an impairment expense of $144,105 to its historical promissory note from Triad Guaranty, Inc., which is included on the accompanying consolidated statement of operations for the year ended December 31, 2021. The Company’s historical Triad Guaranty, Inc. note is included on the consolidated balance sheets for $25,000 as of the year ended December 31, 2021. The remaining notes receivable balance on the consolidated balance sheet is comprised of the Company’s December 27, 2021 purchase of an additional Triad Guaranty, Inc. note receivable, also for $25,000, as of the year ended December 31, 2021.

Long-Term Investments

When investment inputs or publicly available information are limited or unavailable, management estimates the value of certain long-term investment using the limited information it has available. This estimation process, which was used to measure the value of the Company’s common stock in Triad Guaranty, Inc., represents a critical accounting estimate. Management utilizes the available inputs to perform an initial valuation estimate and subsequently updates that valuation when additional inputs become available.

The Company historically measured its investment in the Triad Guaranty, Inc. stock at its cost basis, which was equal to the amount of accrued interest on the historical Triad Guaranty, Inc. promissory note as of December 31, 2020. The above mentioned December 27, 2021, transaction, however, indicated a decrease in the market’s valuation of the common stock of Triad Guaranty, Inc. The Company recorded an impairment expense of $45,410 to its historical Triad Guaranty, Inc. common stock, which is included on the accompanying statement of operations for the year ended December 31, 2021. The Company has attributed no value to its historical Triad Guaranty, Inc. stock as of December 31, 2021, on the accompanying consolidated balance sheets.

Other Intangible Assets

When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. These initial appraisals, as well as the subsequent evaluation of events and circumstances that may indicate impairment, represent critical accounting estimates.

Management did not identify any events or circumstances throughout the year that would indicate potential impairment of the Company’s domain names, nor did management’s assessment performed on December 31 indicate potential impairment of the Company’s domain names. The total value of the Company’s domain names, net of amortization, reported under other assets on the consolidated balance sheets is $61,972 as of the year ended December 31, 2021.

Deferred Tax Assets and Liabilities

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management’s analysis of the amount of deferred tax assets that will ultimately be realized represents a critical accounting estimate.

As of the year ended December 31, 2021, the Company recognized a net deferred tax asset of $1,432,017. In an effort to remain conservative and limit the potential financial impact of management’s estimate, the Company has provided a full valuation allowance against its net deferred tax assets as of the year ended December 31, 2021. This results in no value being attributed to the Company’s net deferred tax assets on the accompanying consolidated balance sheet as of the year ended December 31, 2021. See Note 13 for more information.

Contingencies, Commitments, and Litigation

Liabilities are recognized when management determines that contingencies, commitments, and/or litigation represent events that are more likely than not to result in a measurable obligation to the Company. Management’s analysis of these events represents a critical accounting estimate.

As of and during the year ended December 31, 2021, management did not identify any such events that would more likely than not result in a measurable obligation to the Company. Accordingly, the Company has not recorded any such liabilities related to contingencies, commitments, and/or litigation on the accompanying consolidated balance sheets as of the year ended December 31, 2021.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

The information required by this Item 8 may be found immediately after the signatures to this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2021. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2021, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

The management of Enterprise Diversified, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on such criteria. We have reviewed the results of management’s assessment with our Board of Directors. In addition, we will evaluate any changes to our internal control on a quarterly basis to determine if a material change occurred.

Material Weaknesses in Internal Controls

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

As a result of our evaluations, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2021:

Segregation of Duties: The Company has a lack of segregation of duties due to the limited size of its staff. Specifically -

●	There is not a formal review of all adjusting journal entries;
●	Revenues for the internet operations segment are processed by a single individual;
●	There is not a formal procedure for the review and assignment of access rights within certain software systems; and
●

The individual with responsibility for reviewing journal entries, reviewing bank and credit card payments, and other reconciliations also has a wide range of access within the Company’s systems and is an authorized signor on bank accounts.

Financial Close and Reporting: The Company does not have effective internal controls over all parts of the financial close and reporting process in that one individual is responsible for reconciling significant accounts, preparing the most significant journal entries, evaluating complex transactions and reporting requirements, and also is responsible for the financial statement close, consolidation, and reporting process.

Changes in Our Internal Controls

During the years ended December 31, 2021 and 2020, the Company continued to uphold its established processes and controls surrounding its financial reporting, but did not make any significant modifications to its control environment. The Company continues to make efforts to reinforce its internal control enviornment by utilizing an external accounting firm during its financial closing process, engaging third-party consultants to review the accounting and related dislcosures for transactions that management and the board of directors determine to be particularly complex, and maintaining strict document retention policies and procedures that allow for full visibility of all financial statements and schedules by all ENDI managers and the Executive Chairman.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We expect to file with the SEC in April 2022 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our annual meeting of stockholders scheduled to be held on May 25, 2022.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management,” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers” and “Information as to Certain Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is Brown, Edwards & Company, L.L.P., Lynchburg, Virginia, PCAOB Auditor ID 423.

The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the section entitled “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements – Contained in Item 8:

(b)	Exhibits – The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated December 29, 2021, by and among Enterprise Diversified, Inc., ENDI Corp., Zelda Merger Sub 1, Inc., Zelda Merger Sub 2, LLC, CrossingBridge Advisors, LLC and Cohanzick Management, LLC (m)

2.2	Voting and Support Agreement, dated December 29, 2021, by and between Enterprise Diversified, Inc. and the parties signatory thereto (n)

3.1(i)	Articles of Incorporation of the Registrant (December 17, 1992) (a)

3.1(ii)	Amended Articles of Incorporation (July 29, 1998) (a)

3.1(iii)	Amended Articles of Incorporation (October 26, 1998) (a)

3.1(iv)	Amended Articles of Incorporation (July 14, 1999) (a)

3.1(v)	Amended Articles of Incorporation (July 28, 1999) (a)

3.1(vi)	Certificate of Amendment to the Articles of Incorporation (January 23, 2018) (c)

3.1(vii)	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 (June 1, 2018) (e)

3.1(viii)	Certificate of Amendment to the Articles of Incorporation (June 1, 2018) (f)

3.1(ix)	Certificate of Designation of Series A Preferred Stock of Enterprise Diversified, Inc. (i)

3.1(x)	Certificate of Amendment to the Articles of Incorporation (June 16, 2021) (l)

3.2(i)	Bylaws of the Registrant (December 17, 1992) (a)

3.2(ii)	Amended Bylaws of the Registrant (January 28, 2015) (b)

4.1	Tax Benefit Preservation Plan, dated as of July 24, 2020, by and between Enterprise Diversified, Inc. and Colonial Stock Transfer Company, Inc., as rights agent (j)

4.2	Description of Registrant’s Securities (pursuant to Item 601(b)(4)(vi) of Regulation S-K) **

10.3	Employment Agreement dated January 25, 2017 by and between Sitestar Corporation and Tabitha Keatts (d)

10.5	Employment Agreement effective as of October 5, 2018 by and between the Registrant and Alea A. Kleinhammer (g)

10.7	Enterprise Diversified, Inc. 2020 Equity Incentive Plan (h)

10.8	Amendment to Enterprise Diversified, Inc. 2020 Equity Incentive Plan adopted January 31, 2021 (k)

21	List of Subsidiaries **

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) **

32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

Exhibit	Description

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, and the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the Years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and 2020; (v) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)

(a) Filed as an exhibit to Registrant’s Form-10SB, as amended, initially filed with the Securities and Exchange Commission on October 22, 1999, and incorporated herein by reference.

(b) Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2015, and incorporated herein by reference.

(c) Filed as Exhibit 3.1 to Registrant’s Form 8-K Amendment No. 1 filed with the Securities and Exchange Commission on January 24, 2018, and incorporated herein by reference.

(d) Filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2017, and incorporated herein by reference.

(e) Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2018, and incorporated herein by reference.

(f) Filed as Exhibit 3.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 7, 2018, and incorporated herein by reference.

(g) Filed as Exhibit 10.12 to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019, and incorporated herein by reference.

(h) Filed as Exhibit 99.1 to Registrant’s Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020, and incorporated herein by reference.

(i) Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020, and incorporated herein by reference.

(j) Filed as Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020, and incorporated herein by reference.

(k) Filed as Exhibit 10.8 to Registrant’s Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 29, 2021, and incorporated herein by reference.

(l) Filed as Exhibit 3.1 to Registrant’s Form 8-K Amendment No. 1 filed with the Securities and Exchange Commission on July 8, 2021, and incorporated herein by reference.

(m) Filed as Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2021, and incorporated herein by reference.

(n) Filed as Exhibit 2.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2021, and incorporated herein by reference.

** Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

(REGISTRANT)

Date: March 28, 2022	By:	/s/Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: March 28, 2022	By:	/s/Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2022	By:	/s/Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: March 28, 2022	By:	/s/Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2022	By:	/s/Jeremy K. Deal
Jeremy K. Deal
Vice-Chairman

Date: March 28, 2022	By:	/s/Keith D. Smith
Keith D. Smith
Director

Date: March 28, 2022	By:	/s/Thomas Braziel
Thomas Braziel
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Enterprise Diversified, Inc.

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enterprise Diversified, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of the Company’s revenue recognition processes. We reviewed the Company’s revenue recognition policies to test that they were in accordance with accounting principles generally accepted in the United States of America. For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to contractual agreements, invoices, collections, and testing the mathematical accuracy of the recorded revenue, as well as the related receivable or deferred revenue balances. For a sample of accounts receivable balances, we confirmed the amounts due to the Company at year end directly with customers.

/s/ Brown, Edwards & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Lynchburg, Virginia

March 28, 2022

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$13,487,482	$341,007
Accounts receivable, net	351,405	144,791
Investment redemption receivable	3,734,465
Other current assets	6,417	44,530
Current assets - held for resale	—	231
Total current assets	17,579,769	530,559
Long-term Assets
Real estate - held for investment, net	26,911	241,876
Property and equipment, net	9,661	13,707
Goodwill, net	212,445	212,445
Notes receivable	50,000	210,879
Long-term investments	—	13,574,462
Other assets	61,972	73,252
Total long-term assets	360,989	14,326,621
Total assets	$17,940,758	$14,857,180
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$11,474	$65,524
Accrued compensation	337,759	281,904
Accrued expenses	308,039	24,159
Deferred revenue	171,194	192,088
Income taxes payable	6,532	—
Notes payable, current	—	5,609
Total current liabilities	834,998	569,284
Long-term Liabilities
Notes payable, net of current portion	—	244,485
Total long-term liabilities	—	244,485
Total liabilities	834,998	813,769
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 10,000,000 and 2,800,000 shares authorized; 2,647,383 and 2,602,240 shares issued and outstanding	330,922	325,280
Additional paid-in capital	27,673,692	27,439,334
Accumulated deficit	(10,898,854)	(13,721,203)
Total stockholders’ equity	17,105,760	14,043,411
Total liabilities and stockholders’ equity	$17,940,758	$14,857,180

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Revenues - asset management	$4,650,298	$3,690,473
Revenues - real estate	356,560	578,313
Revenues - internet operations	895,385	978,946
Total revenues	5,902,243	5,247,732

Cost of revenues - real estate	248,424	326,636
Cost of revenues - internet operations	270,627	321,582
Total cost of revenues	519,051	648,218

Gross profit - asset management	4,650,298	3,690,473
Gross profit - real estate	108,136	251,677
Gross profit - internet operations	624,758	657,364
Total gross profit	5,383,192	4,599,514

Selling, general, and administrative expenses
Insurance	59,109	54,999
Professional fees	1,813,262	694,749
Salaries and wages	760,775	672,785
Travel and meals	6,505	4,603
Other operating expenses	184,988	191,158
Total selling, general and administrative expenses	2,824,639	1,618,294
Income from operations	2,558,553	2,981,220

Gain on sale of noncontrolling interest in subsidiary	778,872	—
Impairment expense	(189,515)	—
Interest expense	(7,327)	(23,651)
Gain on debt extinguishment	—	125,839
Other income, net	48,298	30,810
Total other income	630,328	132,998

Income from continuing operations before income taxes	3,188,881	3,114,218
Income tax expense	(366,532)	—
Income from continuing operations	2,822,349	3,114,218

Income from discontinued operations, net of taxes	—	165,186
Net income	$2,822,349	$3,279,404

Net income per share, basic and diluted	1.07	1.26
Net income per share from continuing operations, basic and diluted	1.07	1.20
Net income per share from discontinued operations, basic and diluted	0.00	0.06
Weighted average number of shares, basic	2,643,302	2,597,974
Weighted average number of shares, diluted	2,643,633	2,598,587

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Equity
Balance December 31, 2020	2,602,240	$325,280	$27,439,334	$(13,721,203)	$14,043,411
Net income	—	—	—	2,822,349	2,822,349
Stock issuance	45,143	5,642	234,358	—	240,000
Balance December 31, 2021	2,647,383	$330,922	$27,673,692	$(10,898,854)	$17,105,760

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Equity
Balance December 31, 2019	2,566,646	$320,831	$27,313,734	$(17,000,607)	$10,633,958
Net income	—	—	—	3,279,404	3,279,404
Stock issuance	35,594	4,449	125,600	—	130,049
Balance December 31, 2020	2,602,240	$325,280	$27,439,334	$(13,721,203)	$14,043,411

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from (used in) operating activities:
Net income from continuing operations	$2,822,349	$3,114,218
Adjustments to reconcile net income to net cash flows (used in) operating activities:
Unrealized gains on long-term investments	(4,177,241)	(3,424,267)
Gain on sale of noncontrolling interest in subsidiary	(778,872)	—
Accrued stock compensation expense	250,000	240,000
Impairment of long-term assets	189,515	—
Gain on sale of real estate	(128,262)	(286,256)
Depreciation and amortization	24,053	20,526
Accrued interest income on notes receivable	(14,105)	(15,758)
Other	231	—
Bad debt expense	43	210
Gain on debt extinguishment	—	(125,839)
(Increase) decrease in:
Accounts receivable, net	(206,657)	(92,112)
Other current assets	38,582	(14,975)
Increase (decrease) in:
Accounts payable	(61,332)	(92,410)
Accrued expenses	329,735	(3,641)
Deferred revenue	(20,894)	(12,872)
Income taxes payable	6,532	—
Net cash flows (used in) continuing operations	(1,726,323)	(693,176)
Net cash flows from discontinued operations	—	18,425
Net cash flows (used in) operating activities	(1,726,323)	(674,751)
Cash flows from investing activities:
Proceeds from sale of investments	14,037,904	—
Proceeds from sale of noncontrolling interest in subsidiary	850,000	—
Proceeds from sale of real estate	339,500	519,000
Purchases of investments	(74,512)	(23,991)
Purchase of note receivable	(25,000)	—
Purchase of domain name	(5,000)	—
Improvements to real estate held for investment	—	(10,969)
Net cash flows from continuing operations	15,122,892	484,040
Net cash flows from investing activities	15,122,892	484,040
Cash flows used in financing activities:
Principal payments on note payable	(250,094)	(260,931)
Proceeds from notes payable	—	125,839
Net cash flows (used in) continuing operations	(250,094)	(135,092)
Net cash flows (used in) financing activities	(250,094)	(135,092)
Net increase (decrease) in cash	13,146,475	(325,803)
Cash and cash equivalents at beginning of the period	341,007	666,810
Cash and cash equivalents at end of the period	$13,487,482	$341,007

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2021 and 2020

	2021	2020
Non-cash and other supplemental information:
Investment distribution receivable	$3,734,465	$—
Issuance of common stock per equity compensation plan	$240,000	$130,049
Transfer of real estate held for investment to held for resale	$211,213	$177,826
Consulting services received in lieu of cash receipts	$51,000	$8,500
Accrued interest receivable converted to common stock	$45,410	$—
Continuing operations cash paid for interest	$7,327	$22,914
Transfer of real estate held for resale to held for investment	$—	$43,992

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

During the year ended December 31, 2021, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, for the year ended December 31, 2021, and for all prior periods presented, Home Services Operations are reported as discontinued operations. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

Asset Management Operations

The Company operates its asset management operations business through its wholly-owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC ("Willow Oak AMS"), and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”).

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earned a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a series of liquidating distributions of its investment in Alluvial Fund according to a mutually agreed upon cash distribution schedule with the general partner. On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution totaling $3,734,465 in respect of such withdrawal. This brings the total cash distribution amount to $17,772,369 for the year ended December 31, 2021. In accordance with the partnership terms of Alluvial Fund, a portion of Willow Oak’s capital account will be retained by the general partner until the fund’s activities for the year ended December 31, 2021, have been finalized through an independent audit. The retained amount will not be actively invested and will not be subject to investment gains or losses. The retained amount is represented by the investment redemption receivable amount on the accompanying consolidated balance sheets. Investment gains and losses for activity during the year ended  December 31, 2021, and for prior periods presented, are reported as revenue on the accompanying consolidated statements of operations. As of December 31, 2021, Willow Oak no longer holds any remaining investment in Alluvial Fund.

In furtherance of establishing the asset management operations business, Willow Oak signed a fee share agreement in June 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management, LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership launched by Willow Oak and managed by Coolidge. Under their agreement concerning Bonhoeffer Fund, LP, Willow Oak paid all start-up expenses and pays agreed-upon operating expenses that are not partnership expenses, Coolidge is responsible for all investment management, and Willow Oak receives 50% of all performance and management fees earned. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance program management, and tax and audit liaison services it renders.

On November 1, 2018, Willow Oak Asset Management, LLC entered into a fund management services agreement with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance program management and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. Willow Oak earns monthly and annual fees as consideration for these services. On November 1, 2020, this arrangement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Steven Kiel, through Arquitos, has been contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking and fundraising. In exchange, Willow Oak continues to provide ongoing FMS services. Willow Oak continues to earn monthly and annual fees as consideration for these services.

On October 1, 2019, Willow Oak partnered with Geoff Gannon and Andrew Kuhn to form Focused Compounding Capital Management, LLC (“Focused Compounding”). This joint venture, of which Willow Oak Capital Management is a 10% beneficial owner, manages capital through separately managed accounts and a private investment fund launched January 1, 2020. Willow Oak provides ongoing FMS and operational support in addition to having covered all one-time expenses associated with the launch of Focused Compounding Fund, LP. As consideration for the arrangement, Willow Oak Capital Management is entitled to 10% of gross management and performance fees earned by Focused Compounding. Additionally, Willow Oak FMS earns a direct fee from the private limited partnership for the administrative, compliance program management, and tax and audit liaison services it renders.

On September 29, 2020, Willow Oak, through Willow Oak AMS, executed a strategic relationship agreement with SVN Capital, LLC whereby Willow Oak would receive certain economic and other rights in exchange for the provision of certain ongoing FMS and operational services offered through Willow Oak FMS. Pursuant to these economic rights, Willow Oak is entitled to 20% of gross management and performance fees earned by the firm. Additionally, Willow Oak FMS earns a direct fee from SVN Capital Fund, LP, a private investment fund launched by the firm’s managing member, for the administrative, compliance program management, and tax and audit liaison services it renders.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly-owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During  January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of  June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on  May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the quarterly period ended  June 30, 2021, and subsequently the year ended December 31, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 4 and 11 for more information.

As has been previously reported, in July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. As of  December 31, 2021, through EDI Real Estate, LLC, ENDI owns a legacy real estate investment portfolio that includes one residential property and vacant land. Our real estate portfolio under EDI Real Estate, LLC is located in Roanoke, Virginia. The portfolio includes an occupied single-family home that is managed by a third-party property management company. The lease in effect as of December 31, 2021, is based on a month-to-month provision, as the initial annual term of the lease has been completed. An outside property management company manages this rental property on behalf of the Company.

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

Financing Arrangement Regarding Triad Guaranty, Inc.

In August 2017, the Company entered into an agreement with several independent third parties to provide debtor-in-possession financing to an unaffiliated third party, Triad Guaranty, Inc., through Triad DIP Investors, LLC. The Company initially contributed $100,000. Triad Guaranty, Inc. exited bankruptcy in April 2018, and the Company subsequently entered into an amended and restated promissory note. As part of the amended and restated promissory note, the Company provided an additional contribution in the amount of $55,000 in May 2018. The terms of the promissory note provided for interest in the amount of 10% annually and the issuance of warrants in Triad Guaranty, Inc. equal to 2.5% of the company. On November 12, 2019, the Company exercised its warrants and purchased 450,000 shares of Triad Guaranty, Inc. Subsequently, on December 30, 2019, the Company monetized all 450,000 shares. On December 31, 2020, the Company accepted a revision of terms to the original promissory note, which includes, among other things, an extension of the loan maturity date to December 31, 2022, an increase of interest to the amount of 12% annually, and a provision to settle all currently accrued interest through the issuance of Triad Guaranty, Inc. common shares.

On December 27, 2021, the Company completed the purchase of a comparable investment consisting of (i) another Triad Guaranty Inc. promissory note in the original principal sum of $155,000, having the same terms as the December 31, 2020, financing agreement, along with (ii) 393,750 common shares of Triad Guaranty, Inc., for $25,000 from a related party. The value of this purchase is reflective of the implied collectability of the promissory note and the relative illiquidity of Triad Guaranty, Inc. stock. The Company determined that the December 27, 2021, transaction represents an active market transaction of similar assets to the Company’s existing Triad Guaranty, Inc. assets. As a result, the Company recorded a total $189,515 impairment on  December 31, 2021, to its existing Triad Guaranty, Inc. promissory note and common stock to reflect the market value implied by the December 27, 2021, transaction. As of December 31, 2021, the Company holds its interests in both promissory notes for $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its 847,847 aggregate shares of Triad Guaranty, Inc. common stock. See Note 6 for more information.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”), the preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

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

During the year ended  December 31, 2021, and as of December 31, 2020, the Company also held its remaining equity investment in Mt Melrose, LLC through its real estate operations segment. The Company determined that its remaining equity investment did not have a readily determinable fair value, and the Company accounted for the investment at cost, less any impairment, as adjusted for changes resulting from observable price changes. As mentioned previously, on May 17, 2021, however, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the quarterly period ended June 30, 2021, and subsequently as of the year ended December 31, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity.

Accounts Receivable

The Company’s asset management operations segment records receivable amounts for management fee shares and fund management services revenue earned on a monthly basis. Management fee shares and fund management services fees are calculated and collected on either a monthly or quarterly basis as dictated by the respective partnership agreement. The Company historically has had no collection issues with management fee shares and fund management receivables and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

The Company’s asset management operations segment also records receivable amounts for performance fee shares earned on an annual basis. Performance fee shares are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by affiliate relationship, and typically include annual measurement periods. The Company historically has had no collection issues with performance fee shares and the overall possibility for non-collection is extremely low. For these reasons, management has determined that it is not necessary to record an allowance against these receivables.

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

As of December 31, 2021 and 2020, allowances offsetting gross accounts receivable on the accompanying consolidated balance sheets totaled $474 and $421, respectively. For the years ended December 31, 2021 and 2020, bad debt expense from continuing operations totaled $43 and $210, respectively.

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

No impairment adjustments were recorded during the years ended December 31, 2021 and 2020.

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

No impairment adjustments were recorded during the years ended December 31, 2021 and 2020.

Amortization expense on domain names used for internet operations during the year ended December 31, 2021 totaled $7,278. There was no comparable amortization expense on domain names for the year ended December 31, 2020.

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

No impairment adjustments were recorded during the years ended December 31, 2021 and 2020.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

During the years ended December 31, 2021 and 2020, $0 and $43,992, respectively, of real estate held for resale was transferred to real estate held for investment and $211,213 and $177,826, respectively, of real estate held for investment was transferred to real estate held for resale. Additionally, $0 and $10,969, respectively, of improvements were made to existing real estate held for investment during the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, no improvements were made to real estate held for resale.

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

Revenue Recognition

Asset Management Operations and Other Investment Revenue

The Company earns revenue from investments, including realized and unrealized gains and losses, and through various fee share and service agreements, which may result in negative period or quarterly revenues. Management fee shares and fund management services fees are earned and recorded on a monthly basis, and are included in revenue on the accompanying consolidated statements of operations.

Performance fee shares are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by affiliate relationship, and typically include annual measurement periods. Performance fee shares are recognized only when it is determined that there is no longer potential for significant reversal, such as when a fund’s performance exceeds a contractual threshold at the end of a specified measurement period. Consequently, a portion of the performance fee shares recognized may be partially or wholly related to services performed in prior periods. Performance fee shares are also included in revenue on the accompanying consolidated statements of operations.

Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized as revenue in the period of adjustment.

Management notes that the structure of these arrangements leaves a very low possibility for nonperformance. While the amount of revenue can vary from month to month, collectability is very high. No contract assets or liabilities are recognized or incurred.

A summary of revenue earned through asset management operations for the years ended December 31, 2021 and 2020 is included below:

Asset Management Operations Revenue	Year Ended December 31, 2021	Year Ended December 31, 2020
Unrealized gains on investment activity	$4,178,870	$3,424,267
Performance fee revenue	308,466	116,179
Management fee revenue	78,504	60,419
Fund management services revenue	84,458	89,608
Total revenue	$4,650,298	$3,690,473

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue from continuing operations decreased from $192,088 at December 31, 2020 to $171,194 at December 31, 2021. During the years ended December 31, 2021 and 2020, $178,047 and $202,123, respectively, of revenue from continuing operations was recognized from prior-year contract liabilities (deferred revenue).

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment, inclusive of the recent tax reform act. The most recent three tax years, fiscal years ended  December 31, 2021, December 31, 2020, and December 31, 2019, are open to potential IRS examination.

During the year ended December 31, 2021, the Company reported income tax expense of $366,532. No comparable income tax expense was reported during the year ended December 31, 2020. The current year income tax expense is primarily attributable to the current year distribution activities related to the Company’s investment in Alluvial Fund. The current year income tax expense amount was calculated after applying historical net operating loss carryforwards, which are subject to certain limitations.

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

The number of potentially dilutive shares for the year ended December 31, 2021 and 2020, consisting of common shares underlying common stock equity incentives, was 668. These potentially dilutive shares were reversed during the current year as certain vesting requirements were not met and the shares are no longer available to be issued under the Company’s common stock equity incentive plan. None of the potentially dilutive securities had a dilutive impact after rounding was applied.

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

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This update provided that an acquirer no longer records deferred revenue of the acquiree based on its acquisition date fair value. Rather, the acquirer accounts for contract assets and liabilities in accordance with ASC 606 as if it had originated the contract (i.e., continue to account for such assets and liabilities as has historically been done by the acquiree in accordance with ASC 606). This new guidance is required to be adopted by public entities in years beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. The Company has adopted this guidance as of December 31, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The operations of Specialty Contracting Group, LLC had been considered a component of, and the divestiture reflected a strategic shift in, the Company’s business. As such, Specialty Contracting Group, LLC’s historical operations have been classified as discontinued operations in the Company’s financial statements. The loss from discontinued operations has been determined using a loss recovery approach, as the collection of future royalties is uncertain and a reasonable estimate could not be made. This approach requires that the contingent consideration, the future royalties to be received, be valued at the lesser of the amount of the “probable,” defined as a greater than 50% likelihood, future proceeds or the carrying value of the disposed assets. Due to the unpredictability of the contingent consideration, and management’s inherent lack of control over the buyer’s operations, management determined it would not be reasonable to attempt to value the contingent consideration. This resulted in assigning the contingent consideration a current valuation of zero. As and to the extent any royalties are deemed probable, they will be subsequently recognized as a “recovery from discontinued operations” on the statements of operations and will offset, or recover, the initial loss recorded. During the year ended December 31, 2021, there were no material royalties or other activity from discontinued operations. Comparatively, during the year ended December 31, 2020, an offsetting $20,484, of royalties on discontinued operations were recognized within the reported $165,186 of recoveries from discontinued operations, respectively.

As of December 31, 2021, there are no discontinued assets or liabilities reported on the accompanying consolidated balance sheets. As of December 31, 2020, discontinued assets reported on the accompanying consolidated balance sheets totaled $231. No discontinued liabilities were reported as of December 31, 2020.

A reconciliation of discontinued operations as reported on the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, is as follows:

	For the year ended
	December 31, 2021	December 31, 2020
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general, and administrative expenses	—	2,411
Loss on sale of subsidiary, net of recoveries	—	20,484
Debt extinguishment	—	(147,113)
Other income (expense), net	—	—
Net income reported as discontinued operations	$—	$165,186

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

In connection with this transaction, the Company and Woodmont also entered into a certain Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC setting forth the general terms and conditions governing the arrangements between the two members, which arrangements were intended to allow the Company to maintain a passive management structure, while still owning a significant portion of the partnership.

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

Using the $100,000 transaction price for a 65% interest in Mt Melrose, LLC on June 27, 2019, the implied value of the Company’s retained 35% equity interest at the time of the transaction was $53,846. This amount has been included under the long-term investment amount on the accompanying consolidated balance sheets as of December 31, 2020.

However, as mentioned previously, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in Mt Melrose, LLC in conjunction with an $850,000 cash payment to the Company. Accordingly, as of the quarterly period ended June 30, 2021, and subsequently as of December 31, 2021, the Company does not hold any remaining interests in Mt Melrose, LLC. During the quarterly period ended June 30, 2021, the Company recognized a gain of $778,872 on the May 17, 2021, sale, which is included as a separate line item on the accompanying consolidated statements of operations for the year ended December 31, 2021. This gain is representative of the difference between the Company’s most recent carrying value of its Mt Melrose equity investment, various other intercompany reimbursements, and the final sale price represented by the May 17, 2021 transaction.

NOTE 5. INVESTMENTS

Certain assets held through the Company, Willow Oak Asset Management, LLC, or EDI Real Estate, LLC, do not have a readily determinable value, as these investments are not publicly traded, nor do they have published sales records. The investment in Alluvial Fund, LP, prior to the final liquidating withdrawal on December 31, 2021, was measured using net asset value (NAV) as the practical expedient and was exempt from the fair value hierarchy (see Note 6). The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and allocated based on total fund contributions. The Company’s investment in Alluvial Fund was remeasured to fair value on a recurring basis and realized and unrealized gains and losses are recognized as revenue in the period of adjustment. Due to the nature of the Mt Melrose, LLC investment (subsequent to the Company’s transfer, relinquishment of control, and subsequent sale (see Note 4)), the investment was measured at cost basis, as fair value was not determinable until additional inputs and measurements became available. As mentioned in Note 6, due to the illiquid nature of Triad Guaranty, Inc. common stock and the lack of currently available financial information for the entity, the Company has recorded an impairment on its historical shares of Triad Guaranty, Inc. common stock. As of December 31, 2021, the Company attributes no value to its 847,847 aggregate shares of Triad Guaranty, Inc. common stock.

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2021
Alluvial Fund, LP	$—	$—	$—
Mt Melrose, LLC	—	—	—
Total	$—	$—	$—

	Cost Basis	Unrealized Gain	Fair Value
December 31, 2020
Alluvial Fund, LP	$7,064,758	$6,455,858	$13,520,616
Mt Melrose, LLC	53,846	—	53,846
Total	$7,118,604	$6,455,858	$13,574,462

Alluvial Fund is a private investment fund that focuses on investing in what it believes are deeply mispriced securities in the United States and abroad. Alluvial Fund focuses on small companies, thinly traded issues, and special situations, seeking to identify value that its management believes the market has yet to recognize. During the year ended December 31, 2021, the Company initiated a total of $17,772,369 in redemptions from the Alluvial Fund. The Company did not redeem any funds from the Alluvial Fund during the year ended December 31, 2020. For the year ended December 31, 2021, the Company also reinvested certain management and performance fees earned through the Alluvial Fund. The total amount of these reinvested fees were $74,512 for the year ended December 31, 2021. Comparatively, for the year ended December 31, 2020, the total amount of these reinvested fees were $22,027.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company values its investments at fair value at the end of each reporting period. See description of these investments in Note 5 above.

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2021
Alluvial Fund, LP	$—	$—	$—	$—	$—
Total investments	$—	$—	$—	$—	$—

	(Level 1)	(Level 2)	(Level 3)	(Excluded) (a)	Total at Fair Value
December 31, 2020
Alluvial Fund, LP	$—	$—	$—	$13,520,616	$13,520,616
Total investments	$—	$—	$—	$13,520,616	$13,520,616

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the years ended December 31, 2021 and 2020.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairments were recorded during the years ended December 31, 2021 and 2020.

As discussed in Note 4, the Company’s previous equity investment in Mt Melrose, LLC was carried at its implied cost under the alternative approach and was assessed for impairment at each balance sheet date. No impairments were recorded during the years ended December 31, 2021, and 2020.

As discussed previously, the Company holds common stock in Triad Guaranty, Inc. This stock was received in accordance with the December 31, 2020, revisions to the original promissory note, which included Triad stock to be issued in lieu of accrued interest. The Company historically measured its investment in the stock at its cost basis, which was equal to the amount of accrued interest on the promissory note as of December 31, 2020. On  December 27, 2021, the Company purchased additional Triad Guaranty, Inc. common stock along with another promissory note from a related party. Due to the illiquid nature of Triad Guaranty, Inc. stock, as well as the lack of currently available financial information for the entity, on December 31, 2021, the Company impaired the full historical value, $45,410, of its investment in Triad Guaranty, Inc. stock. Additionally, on  December 31, 2021, the Company recorded an impairment of $144,105 on its historical promissory note from Triad Guaranty, Inc. due to concerns regarding its ultimate collectability. The total impairment recorded on the Triad Guaranty, Inc. stock and promissory note was $189,515. As of December 31, 2021, the Company holds its interests in both promissory notes for $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its aggregate shares of Triad Guaranty, Inc. common stock.

NOTE 7. PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2021, and December 31, 2020, consisted of the following:

	2021	2020
Computers and equipment	$17,330	$17,330
Furniture and fixtures	10,850	10,850
	28,180	28,180
Less accumulated depreciation	(18,519)	(14,473)
Property and equipment, net	$9,661	$13,707

Depreciation expense from continuing operations was $4,046 for both the years ended  December 31, 2021 and 2020.

NOTE 8. REAL ESTATE

EDI Real Estate, LLC

Through EDI Real Estate, as of December 31, 2021 and 2020, the Company identified the following units as held for resale or held for investment as noted below:

EDI Real Estate	December 31, 2021	December 31, 2020
Units occupied or available for rent	1	4
Vacant lots held for investment	2	3
Total units held for investment	3	7

Units held for investment consist of single-family residential rental units.

The lease in effect, as of December 31, 2021, is based on a month-to-month provision, as the initial annual term of the lease has been completed. An outside property management company manages this rental property on behalf of the Company. There are no reportable future anticipated rental revenues as a result of the month-to-month provision on the remaining existing lease.

EDI Real Estate	December 31, 2021	December 31, 2020
Total real estate held for investment	$43,821	$303,158
Accumulated depreciation	(16,910)	(61,282)
Real estate held for investment, net	$26,911	$241,876

For the year ended December 31, 2021, depreciation expense on the EDI Real Estate portfolio of properties was $3,727. This compares to depreciation expense for the year ended December 31, 2020, when depreciation expense on the EDI Real Estate portfolio of properties was $15,774.

During the year ended December 31, 2021, three properties held for resale and one vacant lot were sold for gross proceeds of $339,500. Net proceeds totaled $80,259. This compares to their total carrying value of $211,238, which resulted in a net gain of $128,262 being recognized during the current year. This compares to the year ended December 31, 2020, when four properties held for resale were sold for gross proceeds of $519,000 and net proceeds totaled $229,209. This compared to their total carrying value of $232,744, which resulted in a net gain of $286,256 being recognized during the year ended December 31, 2020. No properties were purchased during the years ended December 31, 2021 or 2020.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the years ended December 31, 2021 and 2020.

NOTE 9. NOTES PAYABLE

Notes payable at December 31, 2021 and 2020, consist of the following:

	Interest Rates	Average Term	2021	2020
Interest-bearing amount due on promissory note through EDI Real Estate, LLC	5.60%	15 years	$—	$154,094
Interest-bearing amount due on real estate held for investment through EDI Real Estate, LLC	6.00%	5 years	—	96,000
Less current portion			—	(5,609)
Long-term portion			$—	$244,485

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

During the quarterly period ended September 30, 2018, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by certain properties held for investment. This note carried an annual interest rate of 5.6% and fully matured on September 1, 2033, with early payoff permitted. The interest rate on this note was subject to change once each five-year period based on an index rate plus a margin of 2.750 percentage points. The index rate was calculated as a monthly average yield on U.S. Treasury Securities, adjusted to a constant maturity of five years. During the quarterly period ended September 30, 2021, the remaining loan balance was paid in full and no future payments are required.

During the quarterly period ended September 30, 2017, EDI Real Estate, LLC, as a borrower, issued a promissory note secured by a property held for investment. This note carried an annual interest rate of 6%, accrued interest quarterly, and was due September 15, 2022, with early payoff permitted. During the quarterly period ended June 30, 2021, the balance of this note was paid in full in conjunction with the sale of the property. No future payments are required.

NOTE 10. SEGMENT INFORMATION

During the year ended  December 31, 2021, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations.

During periods prior to the quarter ended June 30, 2019, the Company also operated through a fifth reportable segment, Home Services Operations. However, as mentioned in Note 3, the Company completed a divestiture of its home services operations on May 24, 2019. As a result, as of the year ended December 31, 2021, and for all prior periods presented, the Company’s former home services operations segment has been reported as discontinued operations.

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

The internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. During the year ended December 31, 2021, the internet segment generated revenue of $851,274 in the United States and revenue of $44,111 in Canada. This compares to the year ended December 31, 2020, when the internet segment generated revenue of $929,383 in the United States and revenue of $49,563 in Canada. All assets reported under the internet operations segment for the years ended December 31, 2021 and 2020, are located within the United States.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$4,650,298	$356,560	$895,385	$—	$—	$5,902,243
Cost of revenue	—	248,424	270,627	—	—	519,051
Operating expenses	424,596	39,185	212,217	2,148,641	—	2,824,639
Other income (expense)	—	755,333	21,687	(146,692)	—	630,328
Income tax expense	—	—	—	(366,532)	—	(366,532)
Income (loss) from continuing operations	4,225,702	824,284	434,228	(2,661,865)	—	2,822,349
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$4,174,175	$44,744	$428,666	$13,293,173	$—	$17,940,758

Year Ended December 31, 2020	Asset Management	Real Estate	Internet	Other	Discontinued Operations - Home Services	Consolidated

Revenues	$3,690,473	$578,313	$978,946	$—	$—	$5,247,732
Cost of revenue	—	326,636	321,582	—	—	648,218
Operating expenses	425,704	31,937	193,791	966,862	—	1,618,294
Other income (expense)	2,283	(17,064)	4,251	143,528	—	132,998
Income (loss) from continuing operations	3,267,052	202,676	467,824	(823,334)	—	3,114,218
Income (loss) from discontinued operations	—	—	—	—	165,186	165,186
Goodwill	—	—	212,445	—	—	212,445
Identifiable assets	$13,721,139	$321,265	$476,101	$338,444	$231	$14,857,180

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2021 and 2020, the Company has no long-term leases that require right-of-use assets or lease liabilities to be recognized.

The previous lease for office space for Willow Oak Asset Management, LLC expired on September 30, 2020, and has been renewed on a month-to-month basis beginning on October 1, 2020. The previous lease for warehouse space for corporate matters was a short-term lease, under 12 months, and expired in February 2020. In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use (ROU) assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to these short-term leases for the year ended December 31, 2021, are $21,000. This compares to total rental expenses of $18,684 attributed to these short-term leases for the year ended December 31, 2020.

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

Lease costs for the years ended  December 31, 2021 and 2020 consisted of the following:

	2021	2020
Finance lease costs:
Amortization of ROU assets	$—	$—
Interest on lease liabilities	—	—
Operating lease costs	—	46,058
Sublease income	—	(2,283)
Total lease costs from continuing operations	—	43,775
Total lease costs from discontinued operations	—	—
Total lease costs	$—	$43,775

As the Company has no remaining leases classified as operating leases or financing leases as of the years ended December 31, 2021 and 2020, there are no future liabilities or maturities of lease obligations recognized on the accompanying consolidated balance sheets.

Other Commitments

Agreement and Plan of Merger with CrossingBridge Advisors, LLC, et al

As has been previously reported, on December 29, 2021, the Company, along with CrossingBridge Advisors LLC, a Delaware limited liability company (“CBA”), and Cohanzick Management, LLC, a Delaware limited liability company (the “CBA Member”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company has agreed to become, subject to stockholder approval and the parties’ satisfaction of various closing conditions, a wholly-owned subsidiary of ENDI Corp., a new parent entity that is a Delaware corporation (the “New Parent”), through a series of mergers (the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Upon closing of the Business Combination, all of the outstanding shares of the Company’s capital stock will be exchanged for and converted into the right to receive shares of New Parent, which will become the Company’s sole stockholder. In order to effect the Mergers and the Business Combination, New Parent will form two merger subsidiaries. Upon the closing of the Merger Agreement, the first merger subsidiary will merge with and into the Company (the “First Merger”), with the Company as the surviving entity. Upon consummation of the First Merger, the Company will become a direct, wholly-owned subsidiary of New Parent. Concurrently with the First Merger, and as part of the same overall transaction, the second merger subsidiary will merge with and into CBA (the “Second Merger”), with CBA as the surviving entity. Upon consummation of the Second Merger, CBA will also become a direct, wholly-owned subsidiary of New Parent.

Litigation & Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

As has been previously reported, on April 12, 2016, the Company filed a civil action complaint against Frank Erhartic, Jr. (the “Former Erhartic CEO”), the Company’s former CEO and director (prior to December 14, 2015) and currently an owner of record or beneficially of more than 5% of the Company’s Common Stock, alleging, among other things, that the Former Erhartic CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related party transactions, including causing the Company to borrow certain amounts from the Former Erhartic CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former Erhartic CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former Erhartic CEO, causing the Company to pay certain amounts to the Former Erhartic CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former Erhartic CEO, causing the Company to pay rent on its corporate headquarters owned by the Former Erhartic CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former Erhartic CEO, converting to the Former Erhartic CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former Erhartic CEO, causing the Company to pay personal credit card debt of the Former Erhartic CEO, causing the Company to significantly overpay the Former Erhartic CEO’s health and dental insurance for the benefit of the Former Erhartic CEO, and causing the Company to pay the Former Erhartic CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia), and is currently set for trial in March 2022. Subsequent to the year ended December 31, 2021, the parties have begun settlement discussions respecting the case. Unless this matter is earlier settled by an agreement between the parties, the Company intends to move forward with a trial of the case to conclusion.

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

As outcome to the parties’ mediation, on May 17, 2021, the Company, on the one hand, and Woodmont and Mt Melrose, on the other hand, entered into a confidential settlement agreement and mutual general release, pursuant to which the parties have amicably settled all of their disputes and the previously reported related litigation between them. Pursuant to such settlement, all rights and obligations of the Company to Woodmont and/or Mt Melrose, and of Woodmont and/or Mt Melrose to the Company, set forth in the membership interest purchase agreement between the Company and Woodmont and the Amended and Restated Limited Liability Company Agreement of Mt Melrose, LLC by and among the Company and Woodmont dated June 27, 2019, and all amendments of those agreements, have been terminated and are of no further force or effect, effective as of May 17, 2021. As consideration for such termination and the Company’s sale to Woodmont of all of the Company’s membership interests in Mt Melrose, the Company received $850,000 in cash proceeds during the quarterly period ended June 30, 2021.

NOTE 12. STOCKHOLDERS’ EQUITY

Classes of Shares

As of December 31, 2021, the Company’s Articles of Incorporation, as amended, authorize an aggregate of 40,000,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 10,000,000 authorized shares of common stock, par value of $0.125 per share.

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

Common Stock

As of December 31, 2021, 2,647,383 shares of the Company’s common stock were issued and outstanding.

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

NOTE 13. INCOME TAXES

The provision for federal and state income taxes for the years ended December 31, 2021 and 2020 included the following:

	2021	2020
Current provision:
Federal	$294,825	$—
State	71,707	—
Deferred benefit:
Federal	—	504,902
State	—	102,121
Valuation allowance	—	(607,023)
Total income tax provision	$366,532	$—

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Carrying value differences	$—	$81,247
Net operating loss carryforward	1,463,835	3,403,318
Tax credits	—	15,070
Subtotal	1,463,835	3,499,635
Valuation allowance	(1,432,017)	(2,133,861)
Net deferred tax assets	31,818	1,365,774
Deferred tax liabilities:
Net unrealized gains on appreciated investments	(31,818)	(1,365,774)
Net deferreds	$—	$—

A reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, 2021, and 2020, is as follows:

	2021	2020
U.S. federal statutory rate	21.0%	21.0%
Adjustments to reconcile to the effective rate:
State and local income taxes, net of federal tax benefits	4.0	4.6
Transaction costs	9.1	—
Dividends received	(1.0)	—
PPP loan extinguishment	—	(1.0)
Valuation allowance	(21.3)	(24.6)
Effective income tax rate	11.8%	—%

GAAP provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company’s historical operational performance and the reported cumulative losses in the three-year period ending December 31, 2021, the Company has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $5.7 million. These carryforwards will expire in various amounts beginning in 2035. Internal Revenue Code Section 382 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that an ownership change did occur in August 2016. Net operating losses that arose prior to that ownership change will have limited availability to offset taxable income arising in periods following the ownership change.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. There was no unrecognized tax benefit as of  December 31, 2021. The Company does not expect that its uncertain tax positions will materially change in the next 12 months. No liability related to uncertain tax positions is recorded on the accompanying financial statements related to uncertain tax positions.

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

During the year ended December 31, 2021, the Company reported income tax expense of $366,532. No comparable income tax expense was reported during the year ended December 31, 2020. The current year income tax expense is primarily attributable to the current year distribution activities related to the Company’s investment in Alluvial Fund. The current year income tax expense amount was calculated after applying historical net operating loss carryforwards, which are subject to certain limitations.

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

Bonhoeffer Fund, LP

The Company’s subsidiary, Willow Oak Asset Management, LLC, signed a fee share agreement on June 13, 2017, with Coolidge Capital Management, LLC (“Coolidge”), whose sole member is Keith D. Smith, also an ENDI director. Willow Oak is the sole member of Bonhoeffer Capital Management LLC, the general partner to Bonhoeffer Fund, LP, a private investment partnership. Under their agreement, Willow Oak pays all start-up and operating expenses that are not partnership expenses under the limited partnership agreement. Willow Oak receives 50% of all performance and management fees earned by the general partner. During the years ended December 31, 2021 and 2020, the Company earned $94,428 and $36,217, respectively, of revenue through this Bonhoeffer Fund arrangement.

Willow Oak Asset Management, LLC

On October 1, 2017, Willow Oak Asset Management, LLC entered into sub-lease agreements with Arquitos Capital Management, LLC, which is managed by our director and principal executive officer, Steven L. Kiel, JDP Capital Management, LLC, which is managed by our director and vice-chairman, Jeremy K. Deal, and B.E. Capital Management, LLC, which is managed by our director, Thomas Braziel. At the commencement of the sub-lease arrangement, neither Jeremy K. Deal nor Tomas Braziel met the criteria for a related party. Upon Jeremy K. Deal’s board appointment on April 3, 2018 and Thomas Braziel’s appointment on May 5, 2019, the sub-lease arrangements qualify as related party transactions. During the years ended December 31, 2021 and 2020, the Company earned $0 and $2,283, respectively, of sub-lease revenue through these arrangements. Willow Oak’s sub-lease agreement with Arquitos Capital Management, LLC expired on October 31, 2018, and as of December 31, 2019, the remaining two sub-lease arrangements have also expired. The revenue earned for the year ended December 31, 2020, related to the recognition of certain deferred amounts.

On November 1, 2018, Willow Oak Asset Management, LLC entered into a fund management services agreement with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by our director and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak Fund Management Services (“FMS”) consisting of the following services: investor relations, marketing, administration, legal, accounting and bookkeeping, annual audit coordination, and liaison to third-party service providers. Willow Oak earned monthly and annual fees as consideration for these services. On November 1, 2020, this arrangement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Steven Kiel, through Arquitos, has been contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking and fundraising. In exchange, Willow Oak continues to provide ongoing FMS services. Willow Oak continues to earn monthly and annual fees as consideration for these services. These terms are in effect until  October 31, 2022. During the years ended December 31, 2021 and 2020, the Company earned $59,318 and $89,930, respectively, of revenue through this fund management services arrangement.

Financing Arrangement Regarding Triad Guaranty, Inc.

On December 27, 2021, the Company completed the purchase of an investment consisting of a $155,000 promissory note issued by Triad Guaranty, Inc., along with 393,750 common shares of Triad Guaranty, Inc., for $25,000 from B.E. Capital Management, LLC, which is managed by our director, Thomas Braziel. The discounted value of this purchase is reflective of the implied collectability of the promissory note and the relative illiquidity of Triad Guaranty, Inc. stock. Management believes that this addition to the Company’s existing note and related investment in Triad Guaranty, Inc. will be beneficial by strengthening the Company’s position as a creditor, which will ultimately result in a higher probability of collection when the note matures.

Voting and Support Agreement

As has been previously reported, on December 29, 2021, the Company, along with Arquitos Capitol Offshore Master, Ltd., Steven Kiel, Thomas Braziel, Jeremy Deal, Alea Kleinhammer, and Keith Smith (collectively the “Shareholders’), entered into a certain Voting and Support Agreement, in connection with the Company’s Business Combination previously discussed (see Note 11). Each of the Shareholders (other than Arquitos Capitol Offshore Master, Ltd. )  may be deemed to be an affiliate of the Company. Pursuant to the terms of the Voting and Support Agreement, the Shareholders have agreed with the Company to vote their shares of capital stock of the Company in favor of the Merger Agreement and transactions contemplated therein, including the Business Combination, and against any action, agreement, transaction or proposal that would result in a breach of any covenant or other provision of the Merger Agreement or that would reasonably be expected to result in the transactions contemplated by the Merger Agreement from not being completed. The Shareholders have also agreed to waive their dissenters rights under Nevada law with respect to the Business Combination, not to solicit or support any corporate transaction that constitutes or could reasonably be expected to constitute, an alternative to the Business Combination, and not to sell, transfer, assign or otherwise take any action that would have the effect of preventing or disabling the Shareholders from voting their shares of the Company in accordance with its obligations under the Voting Support Agreement. The Voting Support Agreement automatically terminates upon the termination of the Merger Agreement or upon the mutual agreement of the parties to the Voting Support Agreement.  The Shareholders are not receiving any compensation or other renumeration in exchange for their entering into the Voting and Support Agreement.

NOTE 15. SUBSEQUENT EVENTS

Management has evaluated all subsequent events from December 31, 2021, through March 28, 2022, the date the consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.