Form 10-Q
period 2022-03-31
ENTERPRISE DIVERSIFIED, INC.
filed 2022-05-13
CIK 1096934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

The number of shares outstanding of the issuer’s Common Stock, $0.125 par value, as of May 11, 2022 is 2,647,383.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERPRISE DIVERSIFIED, INC.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$15,020,160	$13,487,482
Accounts receivable, net	39,454	351,405
Investment redemption receivable	2,053,587	3,734,465
Other current assets	15,387	6,417
Total current assets	17,128,588	17,579,769
Long-term Assets
Property and equipment, net	8,650	9,661
Notes receivable	50,000	50,000
Goodwill, net	212,445	212,445
Real estate - held for investment, net	—	26,911
Other assets	60,049	61,972
Total long-term assets	331,144	360,989
Total assets	$17,459,732	$17,940,758
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$16,366	$11,474
Accrued compensation	37,759	337,759
Accrued expenses	834,636	308,039
Deferred revenue	191,501	171,194
Income taxes payable	6,532	6,532
Total current liabilities	1,086,794	834,998
Total liabilities	1,086,794	834,998
Stockholders’ Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized; none issued	—	—
Common stock, $0.125 par value, 10,000,000 shares authorized; 2,647,383 shares issued and outstanding	330,922	330,922
Additional paid-in capital	27,673,692	27,673,692
Accumulated deficit	(11,631,676)	(10,898,854)
Total stockholders’ equity	16,372,938	17,105,760
Total liabilities and stockholders’ equity	$17,459,732	$17,940,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31
	2022	2021
Revenues - asset management	$38,495	$2,193,854
Revenues - real estate	1,800	9,736
Revenues - internet operations	216,680	232,266
Total revenues	256,975	2,435,856

Cost of revenues - real estate	445	7,644
Cost of revenues - internet operations	71,194	71,963
Total cost of revenues	71,639	79,607

Gross profit - asset management	38,495	2,193,854
Gross profit - real estate	1,355	2,092
Gross profit - internet operations	145,486	160,303
Total gross profit	185,336	2,356,249

Selling, general, and administrative expenses
Insurance	19,787	6,603
Professional fees	744,853	143,505
Salaries and wages	156,847	182,954
Travel and meals	12,046	351
Other operating expenses	50,713	44,577
Total selling, general and administrative expenses	984,246	377,990
Income (loss) from operations	(798,910)	1,978,259

Gain on sale of real estate	43,140	—
Interest expense	—	(4,795)
Other income, net	22,948	5,185
Total other income (loss)	66,088	390

Income (loss) from operations before income taxes	(732,822)	1,978,649
Income tax expense	—	—
Net income (loss)	$(732,822)	$1,978,649

Net income (loss) per share, basic and diluted	(0.28)	0.75
Weighted average number of shares, basic	2,647,383	2,630,831
Weighted average number of shares, diluted	2,647,383	2,631,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Equity
Balance December 31, 2021	2,647,383	$330,922	$27,673,692	$(10,898,854)	$17,105,760
Net loss	—	—	—	(732,822)	(732,822)
Balance March 31, 2022	2,647,383	$330,922	$27,673,692	$(11,631,676)	$16,372,938

			Additional		Total
	Common		Paid-in	Accumulated	Stockholders’
	Stock	Amount	Capital	Deficit	Equity
Balance December 31, 2020	2,602,240	$325,280	$27,439,334	$(13,721,203)	$14,043,411
Net income	—	—	—	1,978,649	1,978,649
Stock issuance	45,143	5,642	234,358	—	240,000
Balance March 31, 2021	2,647,383	$330,922	$27,673,692	$(11,742,554)	$16,262,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income (loss) from operations	$(732,822)	$1,978,649
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Unrealized gains on long-term investments	—	(2,053,384)
Accrued stock compensation expense	—	37,500
Gain on sale of real estate	(43,140)	—
Bad debt expense	6,832	89
Depreciation and amortization	3,332	3,563
Accrued interest income on notes receivable	—	(4,650)
Other	720	231
(Increase) decrease in:
Investment redemption receivable	1,680,208	—
Accounts receivable, net	305,119	14,547
Other current assets	(8,970)	4,772
Increase (decrease) in:
Accounts payable	4,892	(4,790)
Accrued expenses	226,597	34,240
Deferred revenue	20,307	6,760
Net cash flows from operating activities	1,463,075	17,527
Cash flows from (used in) investing activities:
Proceeds from sale of real estate	69,603	—
Purchases of investments	—	(62,978)
Net cash flows from (used in) investing activities	69,603	(62,978)
Cash flows used in financing activities:
Principal payments on note payable	—	(2,789)
Net cash flows used in financing activities	—	(2,789)
Net increase (decrease) in cash	1,532,678	(48,240)
Cash and cash equivalents at beginning of the period	13,487,482	341,007
Cash and cash equivalents at end of the period	$15,020,160	$292,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTERPRISE DIVERSIFIED, INC.

and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three Months Ended March 31, 2022 and 2021

	2022	2021
Non-cash and other supplemental information:
Consulting services received in lieu of cash receipts	$12,750	$12,750
Issuance of common stock per equity compensation plan	$—	$240,000
Transfer of real estate held for investment to held for resale	$—	$169,181
Accrued interest receivable converted to common stock	$—	$45,410
Cash paid for interest	$—	$4,795

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

During the three-month period ended March 31, 2022, the Company operated through four reportable segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Other Operations include corporate operations and nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business. The management of the Company also continually reviews various business opportunities for the Company, including those in other lines of business.

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

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earned a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a series of liquidating distributions of its investment in Alluvial Fund according to a mutually agreed upon cash distribution schedule with the general partner. On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution in respect of such schedule, and during the three-month period ended March 31, 2022, the Company received a corresponding partial cash distribution of $1,680,208. As of December 31, 2021, and subsequently as of March 31, 2022, Willow Oak no longer holds any remaining investment in Alluvial Fund. In accordance with the partnership terms of Alluvial Fund, however, a portion of Willow Oak’s capital account was retained by the general partner until the fund’s activities for the year ended December 31, 2021, were finalized through an independent audit. The retained amount was not actively invested and was not subject to investment gains or losses. The retained amount is represented by the investment redemption receivable amount on the accompanying consolidated balance sheets; however it has been fully collected subsequent to the three-month period ended March 31, 2022. Investment gains and losses for activity during the prior periods presented are reported as revenue on the accompanying unaudited consolidated statements of operations.

In August 2020, Willow Oak created two wholly-owned entities, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”) and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”), to support the Willow Oak platform and partnership model in perpetuity. Willow Oak AMS earns gross revenue shares commensurate with ownership stakes in investment management firms in exchange for the provision of benefits of affiliation and ongoing fund management services (“FMS”). Willow Oak FMS earns a direct fee from affiliated limited partnerships for rendering administrative, compliance program management, and tax and audit liaison services.

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly-owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During  January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of  June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on  May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the quarterly period ended  June 30, 2021, and for all subsequent reporting periods, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 3 and 8 for more information.

As has been previously reported, in July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. During the three-month period ended March 31, 2022, the Company sold the sole residential property remaining in the portfolio. As a result of this sale, the Company no longer maintains any residential rental properties or rental leases. As of  March 31, 2022, through EDI Real Estate, LLC, ENDI owns two vacant lots located in Roanoke, Virginia, comprising the entirety of the Company’s remaining real estate portfolio.

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

On December 27, 2021, the Company completed the purchase of a comparable investment consisting of (i) another Triad Guaranty Inc. promissory note in the original principal sum of $155,000, having the same terms as the December 31, 2020, financing agreement, along with (ii) 393,750 common shares of Triad Guaranty, Inc., for $25,000 from a related party. The value of this purchase is reflective of the implied collectability of the promissory note and the relative illiquidity of Triad Guaranty, Inc. stock. The Company determined that the December 27, 2021, transaction represents an active market transaction of similar assets to the Company’s existing Triad Guaranty, Inc. assets. As a result, the Company recorded a total $189,515 impairment on  December 31, 2021, to its existing Triad Guaranty, Inc. promissory note and common stock to reflect the market value implied by the December 27, 2021, transaction. As of December 31, 2021, and subsequently as of March 31, 2022, the Company holds its interests in both promissory notes at $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its 847,847 aggregate shares of Triad Guaranty, Inc. common stock. See Note 4 for more information.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The  December 31, 2021, consolidated balance sheet included herein was derived from audited consolidated financial statements as of that date. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously filed in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the unaudited interim consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2022, and the results of operations for the three months ended March 31, 2022 and 2021.

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

Investments

The Company can hold various investments through its asset management operations and real estate operations segments. Additionally, investments may be held and reported under the Company’s “other” segment. Assets held through these segments do not have a readily determinable value as these investments are either not publicly traded, do not have published sales records, or do not routinely make current financial information available. Investments held through the asset management operations segment are remeasured to fair value on a recurring basis. Investments held under the real estate operations and other operations segments are remeasured when additional valuation inputs become observable. See Note 4 for more information.

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

Real estate operations segment rental accounts were typically paid by tenants via cash or check no later than the fifth of the month. Any accounts collected after the fifth were charged either a flat-rate late fee or a daily-rate late fee based upon the lease agreement. If payments were not provided in a timely manner, then the amount due was designated as an account receivable. If accounts remained uncollected, then standard operating procedures were followed to commence a notice process for the tenant to either pay the amount due or vacate the property. Accounts receivable from rental revenue were generally considered unrecoverable after 90 days unless the Company reasonably believed that recovery was probable. These procedures typically resulted in low amounts of past due receivables.

The internet operations segment attempts to reduce the risk of non-collection by including a late-payment fee and a manual-processing-payment fee to customer accounts. Receivables more than 90 days past due are no longer included in accounts receivable and are turned over to a collection agency. Accounts receivable more than 30 days are considered past due.

As of March 31, 2022, and December 31, 2021, allowances offsetting gross accounts receivable on the accompanying condensed consolidated balance sheets totaled $2,388 and $474, respectively. For the quarterly periods ended March 31, 2022, and 2021, bad debt expenses totaled $6,832 and $89, respectively.

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

No impairment adjustments were recorded during the three-month periods ended March 31, 2022, and 2021.

Intangible assets (other than goodwill) consist of domain names attributed to the internet operations segment. The Company owns 236 domain names, of which 108 are available for sale. These domains are valued at historical cost. When management determines that material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by taking into account internal and external appraisals. Intangible assets determined to have definite lives are amortized over their estimated useful lives. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, then the Company uses estimated future undiscounted cash flows of the related intangible asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

No impairment adjustments were recorded during the three-month periods ended March 31, 2022, and 2021.

Amortization expense on domain names used for internet operations during the three-month period ended March 31, 2022 totaled $1,924. There was no comparable amortization expense on domain names for the three-month period ended March 31, 2021.

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

No impairment adjustments were recorded during the three-month periods ended March 31, 2022, and 2021.

Real estate properties held for investment are carried at the cost basis plus additional costs where the cost extended the life of or added value to the property. Otherwise, the cost is expensed as incurred. Properties categorized as real estate held for investment are not expected by management to be sold in the next 12 months. This determination is periodically reviewed by management.

During the three-month period ended March 31, 2021, $169,181 of real estate held for investment was transferred to real estate held for resale. No improvements were made to real estate held for investment or held for resale during the three-month periods ended March 31, 2022, and 2021.

Accrued Compensation

Accrued compensation represents performance-based incentives that have not yet been paid. Additional compensation can be paid in the form of cash or via the issuance of Company stock. Compensation structures for employees are a pre-approved part of a formal employment agreement or arrangement. Compensation issued as part of the Company’s 2020 Equity Incentive Plan is reserved for board members and members of senior management. The compensation accrual amount is based on the final value of Company stock that has been approved to be issued by the Governance, Compensation, and Nomination Committee of the Board of Directors. These compensation amounts are accrued when earned and able to be estimated and are paid or issued annually after financial records are finalized.

Other Accrued Expenses

Other accrued expenses represent incurred but not-yet-paid expenses from payroll accruals, professional fees, and other accrued taxes.

Leases

The Company records right-of-use assets and lease liabilities arising from both financing and operating leases that contain terms extending longer than one year. The Company does not recognize right-of-use assets or lease liabilities for short-term leases (those with original terms of 12 months or less). In making our determinations, the Company combines lease and non-lease elements of our leases.

Revenue Recognition

Asset Management Operations and Other Investment Revenue

Management fee shares and fund management services fees are earned and recorded on a monthly basis and are included in revenue on the accompanying unaudited consolidated statements of operations. Performance fee shares are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by affiliate relationship, and typically include annual measurement periods. Performance fee shares are recognized only when it is determined that there is no longer potential for significant reversal, such as when a fund’s performance exceeds a contractual threshold at the end of a specified measurement period. Consequently, a portion of the performance fee shares recognized may be partially or wholly related to services performed in prior periods.

Long-term investments are marked to market at the end of each reporting period. Realized and unrealized gains and losses are recognized in the period of adjustment. During periods prior to the Company’s final liquidating withdrawal from Alluvial Fund on December 31, 2021, the Company earned revenue from investments, including realized and unrealized gains and losses, which may have resulted in negative revenues for a given period.

Management notes that the structure of these arrangements leaves a very low possibility for nonperformance. While the amount of revenue can vary from month to month, collectability is very high. No contract assets or liabilities are recognized or incurred.

A summary of revenue earned through asset management operations for the three-month periods ended March 31, 2022, and 2021 is included below:

Asset Management Operations Revenue	Quarterly Period Ended March 31, 2022	Quarterly Period Ended March 31, 2021
Unrealized gains on investment activity	$—	$2,054,471
Performance fee revenue	—	99,579
Management fee revenue	16,745	19,264
Fund management services revenue	21,750	20,540
Total revenue	$38,495	$2,193,854

Real Estate Revenue

Prior to the sale of its sole remaining residential rental property during the three-month period ended March 31, 2022, the Company earned real estate revenue through rental agreements on real estate held for investment, as well as through the sale of real estate held for resale.

Rental revenue from real estate held for investment was recognized when it was earned, generally on the last day of each month or at another regular period agreed upon by the Company and the tenant. Tenants generally provided a security deposit at the time of possession. This deposit was held separately from revenue and only applied to revenue when rental payment comparable to the security deposit amount was not provided in a timely manner and was considered unlikely to be recovered. Otherwise, the security deposit was returned in a timely manner after the property was surrendered back to the Company. Management had concluded that the nature of the performance obligation was cyclical and predictable with a very low possibility for nonperformance. No contract assets or liabilities were recognized or incurred.

Revenue from real estate held for resale was recognized upon closing of the sale (transfer of control), as all conditions for full revenue recognition were met at that time. All costs associated with the property sold were removed from the consolidated balance sheets and were charged to cost of revenue at that time.

Internet Revenue

The Company sells internet and email services under annual and monthly contracts. Under the annual contracts, the subscriber pays a one-time annual fee, which is recognized as revenue ratably over the life of the contract. Under the monthly contracts, the subscriber is billed monthly and revenue is recognized for the period to which the service relates. Domain name registration revenue is recognized at the point of registration. Sales of hardware are recognized as revenue upon delivery and acceptance of the product by the customer. Sales are adjusted for any returns or allowances. Management has concluded that the nature of the performance obligation is cyclical with a very low possibility for nonperformance. Contract liabilities (deferred revenue) are recognized in the amount of collections received in advance of services to be performed. No contract assets are recognized or incurred.

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

Deferred Revenue

Deferred revenue represents collections from customers in advance of internet services to be performed. Revenue is recognized in the period service is provided. Total deferred revenue increased from $171,194 at December 31, 2021, to $191,501 at March 31, 2022. During the three-month periods ended March 31, 2022, and 2021, $98,632 and $119,312, respectively, of revenue was recognized from prior-year contract liabilities (deferred revenue).

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

During the three-month periods ended March 31, 2022 and 2021, the Company did not report any income tax expenses. The current and prior year three-month periods did not produce positive taxable income after applying historical net operating loss carryforwards, which are subject to certain limitations.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potentially dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two-class method” or the “treasury method.” Dilutive earnings per share under the “two-class method” is calculated by dividing net income available to common stockholders as adjusted for the participating securities, by the weighted-average number of shares outstanding plus the dilutive impact of all other potentially dilutive common shares, consisting primarily of common shares underlying common stock equity incentives. Dilutive earnings per share under the “treasury method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potentially dilutive common shares, consisting primarily of common shares underlying common stock equity incentives.

There were no potentially dilutive shares for the three-month period ended March 31, 2022. The number of potentially dilutive shares for the three-month period ended March 31, 2021, consisting of common shares underlying common stock equity incentives, was 668. None of the potentially dilutive securities had a dilutive impact during the three-month period ended March 31, 2021 after rounding was applied.

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

NOTE 3. HISTORICAL SALE OF REMAINING INTEREST IN REAL ESTATE SUBSIDIARY

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

However, as has been previously reported, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in Mt Melrose, LLC in conjunction with an $850,000 cash payment to the Company. Accordingly, as of the quarterly period ended June 30, 2021, and subsequently as of December 31, 2021, the Company does not hold any remaining interests in Mt Melrose, LLC. During the quarterly period ended June 30, 2021, the Company recognized a gain of $778,872 on the May 17, 2021, sale, which was included as a separate line item on the unaudited condensed consolidated statements of operations for the quarterly period ended June 30, 2021. This gain was representative of the difference between the Company’s carrying value of its Mt Melrose equity investment, various other intercompany reimbursements, and the final sale price represented by the May 17, 2021 transaction.

NOTE 4. FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company does not hold any assets or liabilities measured at fair value on a recurring basis as of the quarterly period ended March 31, 2022, or as of the year ended December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company analyzes goodwill on an annual basis or more often if events or changes in circumstances indicate potential impairments. No impairments were recorded during the three-month periods ended March 31, 2022, and 2021.

The Company values real estate held on the balance sheet on an annual basis or whenever events or changes in circumstances indicate an impairment may have occurred. No impairments were recorded during the three-month periods ended March 31, 2022, and 2021.

As discussed previously, the Company holds common stock in Triad Guaranty, Inc. This stock was received in accordance with the December 31, 2020 revisions to the original promissory note, which included Triad stock to be issued in lieu of accrued interest. The Company historically measured its investment in the stock at its cost basis, which was equal to the amount of accrued interest on the promissory note as of December 31, 2020. On  December 27, 2021, the Company purchased additional Triad Guaranty, Inc. common stock along with another promissory note from a related party. Due to the illiquid nature of Triad Guaranty, Inc. stock, as well as the lack of available financial information for the entity, on December 31, 2021, the Company impaired the full historical value, $45,410, of its investment in Triad Guaranty, Inc. stock. Additionally, on  December 31, 2021, the Company recorded an impairment of $144,105 on its historical promissory note from Triad Guaranty, Inc. due to concerns regarding its ultimate collectability. The total impairment recorded on the Triad Guaranty, Inc. stock and promissory note was $189,515. As of December 31, 2021, and subsequently as of March 31, 2022, the Company holds its interests in both promissory notes at $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its aggregate shares of Triad Guaranty, Inc. common stock.

NOTE 5. PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2022, and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
Computers and equipment	$17,330	$17,330
Furniture and fixtures	10,850	10,850
	28,180	28,180
Less accumulated depreciation	(19,530)	(18,519)
Property and equipment, net	$8,650	$9,661

Depreciation expense was $1,012 for both three-month periods ended  March 31, 2022 and 2021.

NOTE 6. REAL ESTATE

EDI Real Estate, LLC

Through EDI Real Estate, as of  March 31, 2022, and  December 31, 2021, the Company identified the following units as held for resale or held for investment as noted below:

EDI Real Estate	March 31, 2022	December 31, 2021
Units occupied or available for rent	0	1
Vacant lots held for investment	2	2
Total units held for investment	2	3

As of  March 31, 2022, the two vacant lots located in Roanoke, Virginia are not assigned a value on the accompanying consolidated balance sheets, as the lots hold limited value due to their rural location and lack of utility and access.

The unit held for investment as of December 31, 2021, consisted of a single-family residential rental unit. This property was sold during the three-month period ended March 31, 2022.

The lease in effect as of December 31, 2021, was based on a month-to-month provision as the initial annual term of the lease had been completed. An outside property management company managed this rental property on behalf of the Company. As this property was sold during the three-month period ended March 31, 2022, there are no reportable future anticipated rental revenues.

EDI Real Estate	March 31, 2022	December 31, 2021
Total real estate held for investment	$—	$43,821
Accumulated depreciation	—	(16,910)
Real estate held for investment, net	$—	$26,911

For the three-month periods ended March 31, 2022 and 2021, depreciation expense on the EDI Real Estate portfolio of properties was $398 and $2,377, respectively.

EDI Real Estate’s sole remaining residential property was sold during the three-month period ended March 31, 2022. Gross proceeds for the sale of the property were $75,000 and net proceeds totaled $69,603. This compares to the property’s carrying value of $26,463, which resulted in a gain of $43,140 on the sale. There were no properties sold during the three-month period ended March 31, 2021. No properties were purchased during the three-month periods ended March 31, 2022 and 2021.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the three-month periods ended March 31, 2022, and 2021.

NOTE 7. SEGMENT INFORMATION

During the three-month period ended  March 31, 2022, the Company operated through four business segments with separate management and reporting infrastructures that offer different products and services. The four business segments are as follows: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations.

The asset management operations segment includes revenues and expenses derived from various joint ventures, service offerings, and initiatives undertaken in the asset management industry.

The real estate operations segment includes (i) revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia, and (ii) our equity in Mt Melrose, LLC, prior to the sale of the Company’s remaining membership interests on May 17, 2021, which managed properties held for investment and held for resale located in Lexington, Kentucky.

The internet operations segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services. Our internet segment includes revenue generated by operations in both the United States and Canada. For the three-month periods ended March 31, 2022 and 2021, the internet operations segment generated revenue of $205,877 and $220,280 in the United States and revenue of $10,803 and $11,986 in Canada, respectively. All assets reported under the internet operations segment for the quarterly periods ended March 31, 2022 and 2021, are located within the United States.

The other operations segment includes revenue and expenses from nonrecurring or one-time strategic funding or similar activity and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three-month periods ended March 31, 2022, and 2021.

Quarterly Period Ended March 31, 2022	Asset Management	Real Estate	Internet	Other	Consolidated
Revenues	$38,495	$1,800	$216,680	$—	$256,975
Cost of revenue	—	445	71,194	—	71,639
Operating expenses	119,417	209	49,844	814,776	984,246
Other income (expense)	(173)	43,390	1,408	21,463	66,088
Income (loss) from operations	(81,095)	44,536	97,050	(793,313)	(732,822)
Goodwill	—	—	212,445	—	212,445
Identifiable assets	$2,422,054	$19,738	$431,742	$14,586,198	$17,459,732

Quarterly Period Ended March 31, 2021	Asset Management	Real Estate	Internet	Other	Consolidated
Revenues	$2,193,854	$9,736	$232,266	$—	$2,435,856
Cost of revenue	—	7,644	71,963	—	79,607
Operating expenses	117,711	6,485	46,541	207,253	377,990
Other income (expense)	—	(4,795)	361	4,824	390
Income (loss) from operations	2,076,143	(9,188)	114,123	(202,429)	1,978,649
Goodwill	—	—	212,445	—	212,445
Identifiable assets	$15,820,688	$312,819	$433,317	$339,926	$16,906,750

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2022, and December 31, 2021, the Company has no long-term leases that require right-of-use assets or lease liabilities to be recognized.

The previous lease for office space for Willow Oak Asset Management, LLC expired on September 30, 2020, and has been renewed on a month-to-month basis beginning on October 1, 2020. In accordance with ongoing accounting policy elections, the Company does not recognize right-of-use assets or lease liabilities for short-term or month-to-month leases. Total rental expenses attributed to this short-term lease for both three-month periods ended March 31, 2022 and 2021, were $5,250.

There are no other operating lease costs for the three-month periods ended  March 31, 2022 and 2021.

As the Company has no remaining leases classified as operating leases or financing leases as of the periods ended March 31, 2022 and December 31, 2021, there are no future liabilities or maturities of lease obligations recognized on the accompanying consolidated balance sheets.

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

Litigation & Legal Proceedings

Enterprise Diversified, Inc. (f/k/a Sitestar Corporation) v. Frank Erhartic, Jr.

As has been previously reported, on April 12, 2016, the Company filed a civil action complaint against Frank Erhartic, Jr. (the “Former Erhartic CEO”), the Company’s former CEO and director (prior to December 14, 2015) and currently an owner of record or beneficially of more than 5% of the Company’s Common Stock, alleging, among other things, that the Former Erhartic CEO engaged in, and caused the Company to engage in to its detriment, a series of unauthorized and wrongful related party transactions, including causing the Company to borrow certain amounts from the Former Erhartic CEO’s mother unnecessarily and at a commercially unreasonable rate of interest, converting certain funds of the Company for personal rent payments to the Former Erhartic CEO, commingling in land trusts certain real properties owned by the Company and real properties owned by the Former Erhartic CEO, causing the Company to pay certain amounts to the Former Erhartic CEO for lease payments under an unauthorized lease as to a storage facility owned by the Former Erhartic CEO, causing the Company to pay rent on its corporate headquarters owned by the Former Erhartic CEO’s ex-wife in amounts commercially unreasonable and excessive, and to make real estate tax payments thereon for the personal benefit of the Former Erhartic CEO, converting to the Former Erhartic CEO and/or absconding with five motor vehicles owned by the Company, causing the Company to pay real property and personal property taxes on numerous properties owned personally by the Former Erhartic CEO, causing the Company to pay personal credit card debt of the Former Erhartic CEO, causing the Company to significantly overpay the Former Erhartic CEO’s health and dental insurance for the benefit of the Former Erhartic CEO, and causing the Company to pay the Former Erhartic CEO’s personal automobile insurance. The Company is seeking, among other relief available, monetary damages in excess of $350,000. This litigation matter is currently pending in the Circuit Court for the City of Lynchburg (Lynchburg, Virginia), and is currently set for trial in November 2022. During the quarterly period ended March 31, 2022, the parties have engaged in settlement discussions respecting the case. Unless this matter is earlier settled by an agreement between the parties, the Company intends to move forward with a trial of the case to conclusion.

Other: Mt Melrose-related Proceedings

As has been previously reported, various disputes had arisen between the Company and Woodmont Lexington, LLC (“Woodmont”), the entity to whom the Company previously sold, on June 27, 2019, 65% of the Company’s membership interest in Mt Melrose, LLC (“Mt Melrose”).

As has been previously reported, these disputes had resulted in certain litigation between the parties commenced by the Company on November 20, 2019, in the Delaware Court of Chancery, Enterprise Diversified, Inc. v. Woodmont Lexington, LLC, et al., C.A. No. 2019-0928-JTL (Del. Ch.), as well as certain litigation between the parties previously pending in the Circuit Court in Fayette County, Kentucky, Mt Melrose II, LLC, et al. v. Enterprise Diversified, Inc., C.A. No. 19-CI-4304 (Ky. Fayette Cir. Ct.).  As also has been previously reported, commencing in March 2021, the Company and Woodmont agreed to engage in voluntary mediation concerning their various disputes through the Delaware Court of Chancery.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Classes of Shares

As of March 31, 2022, the Company’s Articles of Incorporation, as amended, authorize an aggregate of 40,000,000 shares of capital stock of the Company, consisting of 30,000,000 authorized shares of serial preferred stock, par value of $0.001 per share, and 10,000,000 authorized shares of common stock, par value of $0.125 per share.

Preferred Stock

Preferred stock, any series, shall have the powers, preferences, rights, qualifications, limitations, and restrictions as from time to time fixed by the Company’s Board of Directors in its sole discretion. As of March 31, 2022, the Company has not issued any shares of its preferred stock.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020, the Company adopted a certain stockholder rights agreement styled as the Tax Benefit Preservation Plan, dated as of July 24, 2020, by and between the Company and Colonial Stock Transfer Company, Inc., as rights agent. The Tax Benefit Preservation Plan was adopted as a means designed to safeguard against inadvertent diminution or limitation of the Company’s tax assets. As previously reported, pursuant to the Tax Benefit Preservation Plan, as of July 24, 2020, the Company also designated a series of its preferred stock as the Series A Preferred Stock, consisting of 250,000 shares so designated.

However, subsequent to the quarterly period ended March 31, 2022, as reported in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2022, the Company executed an Amendment to the Tax Benefit Preservation Plan on April 1, 2022.  The Amendment was entered into pursuant to the determination by the Company’s Board of Directors to amend the Tax Benefit Preservation Plan to accelerate the expiration of the rights thereunder to the close of business on April 5, 2022, thereby effectively terminating the Tax Benefit Preservation Plan as of such time.  In connection with such Amendment, the Company also cancelled its designation of the preferred stock previously designated as the Series A Preferred Stock; and, accordingly, the 250,000 unissued shares of preferred stock previously designated as Series A Preferred Stock have been withdrawn and returned to the status of authorized but unissued shares of preferred stock, without designation.

Common Stock

As of March 31, 2022, 2,647,383 shares of the Company’s common stock were issued and outstanding.

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

NOTE 10. SUBSEQUENT EVENTS

Subsequent to the quarterly period ended March 31, 2022, as reported in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2022, the Company executed an Amendment to the Tax Benefit Preservation Plan on April 1, 2022.  The Amendment was entered into pursuant to the determination by the Company’s Board of Directors to amend the Tax Benefit Preservation Plan to accelerate the expiration of the rights thereunder to the close of business on April 5, 2022, thereby effectively terminating the Tax Benefit Preservation Plan as of such time.  See Note 9 for more information.

On April 5, 2022, the Company received the full remaining investment redemption receivable amount from Alluvial Fund, LP. Accordingly, as of April 5, 2022, there is no remaining investment redemption receivable amount due to the Company.

Management has evaluated all other subsequent events from March 31, 2022, through May 13, 2022, the date the consolidated financial statements were issued. Management concluded that no additional subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide readers of our financial statements information regarding our financial condition, results of operations, and items that management views as important. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related footnotes for the quarterly period ended March 31, 2022. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. Additionally, it should be noted that a uniform comparative analysis cannot be performed for all segments, as a segment’s limited financial history or restructuring results in less comparable financial performance.

Overview

During the quarterly period ended March 31, 2022, Enterprise Diversified, Inc. (“ENDI,” the “Company,” or “we”) operated through four reportable segments:

●	Asset Management Operations - this segment includes revenue and expenses derived from our various joint ventures, service offerings, and initiatives undertaken in the asset management industry;
●	Real Estate Operations - this segment includes (i) revenue and expenses related to the management of legacy properties held for investment and held for resale through EDI Real Estate located in Roanoke, Virginia, and (ii) prior to its sale on May 17, 2021, our equity in Mt Melrose, LLC, which managed properties held for investment and held for resale located in Lexington, Kentucky;
●	Internet Operations - this segment includes revenue and expenses related to our sale of internet access, hosting, storage, and other ancillary services; and
●	Other Operations - this segment includes any revenue and expenses from nonrecurring or one-time strategic funding or similar activity that is not considered to be one of our primary lines of business, and any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

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

In 2016, the Company made a seed investment, through Willow Oak, to assist in the launch of Alluvial Fund, LP, a private investment fund that was launched on January 1, 2017, by an unaffiliated sponsor and general partner, Alluvial Capital Management, LLC. The Company had determined that Willow Oak’s support of Alluvial Capital Management, LLC and its direct investment in Alluvial Fund were both beneficial and necessary undertakings in conjunction with establishing an asset management operations business and gaining credibility within that industry. As a special limited partner, Willow Oak earned a share of management and performance fees earned. On May 31, 2021, however, Willow Oak initiated a series of liquidating distributions of its investment in Alluvial Fund according to a mutually agreed upon cash distribution schedule with the general partner. On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution in respect of such schedule, and during the three-month period ended March 31, 2022, the Company received a corresponding partial cash distribution of $1,680,208. As of December 31, 2021, and subsequently as of March 31, 2022, Willow Oak no longer holds any remaining investment in Alluvial Fund. In accordance with the partnership terms of Alluvial Fund, however, a portion of Willow Oak’s capital account was retained by the general partner until the fund’s activities for the year ended December 31, 2021, were finalized through an independent audit. The retained amount was not actively invested and was not subject to investment gains or losses. The retained amount is represented by the investment redemption receivable amount on the accompanying consolidated balance sheets; however it has been fully collected subsequent to the three-month period ended March 31, 2022. Investment gains and losses for activity during the prior periods presented are reported as revenue on the accompanying unaudited consolidated statements of operations.

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

On November 1, 2018, Willow Oak Asset Management, LLC entered into a fund management services agreement with Arquitos Investment Manager, LP, Arquitos Capital Management, LLC, and Arquitos Capital Offshore Master, Ltd. (collectively “Arquitos”), which are managed by our Board chairman and principal executive officer, Steven L. Kiel, to provide Arquitos with Willow Oak’s Fund Management Services (“FMS”) consisting of the following services: strategic planning, investor relations, marketing, operations, compliance program management and legal coordination, accounting and bookkeeping, annual audit and tax coordination, and liaison to third-party service providers. Willow Oak earns monthly and annual fees as consideration for these services. On November 1, 2020, this arrangement was renewed with revised terms that include an exchange of services between Willow Oak and Arquitos. Steven Kiel, through Arquitos, has been contracted to perform ongoing consulting services for the benefit of Willow Oak in the following areas: strategic development, marketing, networking and fundraising. Willow Oak continues to provide ongoing FMS services, and continues to earn monthly and annual fees as consideration for these services.

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

Real Estate Operations

As has been previously reported, in December 2017, ENDI created New Mt Melrose, a wholly-owned subsidiary at that time, to acquire a portfolio of residential and other income-producing real estate in Lexington, Kentucky, pursuant to a certain Master Real Estate Asset Purchase Agreement entered into in December 2017 with the seller, Old Mt. Melrose. During January and June 2018, New Mt Melrose, consistent with the terms of the purchase agreement, completed two bundled acquisitions from Old Mt. Melrose of residential and other income-producing real properties located in Lexington, Kentucky. As has been previously reported, on June 27, 2019, the Company sold 65% of its membership interest in New Mt Melrose to Woodmont, which agreed to assume full responsibility for the management and operation of New Mt Melrose and its real estate portfolio. As a result of no longer having a controlling financial interest, the Company deconsolidated the operations of New Mt Melrose as of June 27, 2019. As was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2021, on May 17, 2021, the Company entered into an agreement with Woodmont that terminated and effected a sale to Woodmont of the Company’s remaining membership interests in New Mt Melrose in conjunction with a cash payment to the Company. As of the quarterly period ended June 30, 2021, and subsequently the year ended December 31, 2021, the Company does not hold any remaining interests in the New Mt Melrose entity. See Notes 3 and 8 for more information.

As has been previously reported, in July 2017, ENDI created a wholly-owned real estate subsidiary named EDI Real Estate, LLC, to hold ENDI’s legacy portfolio of real estate. During the three-month period ended March 31, 2022, the Company sold the sole residential property remaining in the portfolio. As a result of this sale, the Company no longer maintains any residential rental properties or rental leases. As of March 31, 2022, through EDI Real Estate, LLC, ENDI owns two vacant lots located in Roanoke, Virginia, comprising the entirety of the Company’s remaining real estate portfolio.

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

As of March 31, 2022, the focus of our internet operations segment is to generate cash flow, work to make our costs variable, and reinvest in our operations when an acceptable return is available. We did not make significant reinvestments into the internet operations segment during the quarterly period ended March 31, 2022.

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

On December 27, 2021, the Company completed the purchase of a comparable investment consisting of (i) another Triad Guaranty, Inc. promissory note in the original principal sum of $155,000, having the same terms as the December 31, 2020, financing agreement, along with (ii) 393,750 common shares of Triad Guaranty, Inc., for $25,000 from a related party. The value of this purchase is reflective of the implied collectability of the promissory note and the relative illiquidity of Triad Guaranty, Inc. stock. The Company determined that the December 27, 2021, transaction represents an active market transaction of similar assets to the Company’s existing Triad Guaranty, Inc. assets. As a result, the Company recorded a total $189,515 impairment on December 31, 2021, to its existing Triad Guaranty, Inc. promissory note and common stock to reflect the market value implied by the December 27, 2021, transaction. As of December 31, 2021, and subsequently as of March 31, 2022, the Company holds its interests in both promissory notes at $50,000 under notes receivable on the accompanying consolidated balance sheets and has attributed no value to its 847,847 aggregate shares of Triad Guaranty, Inc. common stock. See Note 4 for more information.

Corporate Operations

Corporate operations include any revenue or expenses derived from corporate office operations, as well as expenses related to public company reporting, the oversight of subsidiaries, and other items that affect the overall Company.

Summary of Financial Performance

Common stockholders’ equity decreased from $17,105,760 at December 31, 2021, to $16,372,938 at March 31, 2022. This change was attributable to $97,050 of net income in the internet operations segment and $44,536 of net income in the real estate operations segment, and was offset by a net loss of $81,095 in the asset management operations segment and a net loss of $793,313 in other segments. Corporate expenses for the three-month period ended March 31, 2022, included in the net loss from other operations, totaled $814,776. Total comprehensive net loss for the three-month period ended March 31, 2022, equaled $732,822.

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

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
ASSETS
Cash and equivalents	$15,020,160	$13,487,482	$9,316,890	$9,399,112	$292,767
Accounts receivables, net	39,454	351,405	302,548	369,893	130,155
Investment redemption receivable	2,053,587	3,734,465	5,579,679	—	—
Investments, at fair value	—	—	3,765,834	8,512,439	15,736,234
Real estate, total	—	26,911	27,334	27,732	239,500
Goodwill and other assets	346,531	340,495	490,599	493,618	508,094
Total assets	$17,459,732	$17,940,758	$19,482,884	$18,802,794	$16,906,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,366	$11,474	$67,585	$48,920	$60,734
Accrued expenses	872,395	645,798	465,606	117,103	137,803
Income taxes payable	6,532	6,532	360,000	—	—
Deferred revenue	191,501	171,194	198,199	198,045	198,848
Notes payable and other liabilities	—	—	—	24,461	247,305
Total liabilities	1,086,794	834,998	1,091,390	388,529	644,690
Total stockholders’ equity	16,372,938	17,105,760	18,391,494	18,414,265	16,262,060
Total liabilities and stockholders’ equity	$17,459,732	$17,940,758	$19,482,884	$18,802,794	$16,906,750

Results of Operations

Asset Management Operations

The Company operates its asset management operations business through its wholly owned subsidiaries, Willow Oak Asset Management, LLC (“Willow Oak”), Willow Oak Capital Management, LLC, Willow Oak Asset Management Affiliate Management Services, LLC (“Willow Oak AMS”), and Willow Oak Asset Management Fund Management Services, LLC (“Willow Oak FMS”). These subsidiaries were formed on October 10, 2016, May 24, 2018, and August 21, 2020, respectively. During the segment’s first year of operations, Willow Oak entered into three fee share agreements with multiple private investment partnerships and made an additional investment through another partnership arrangement. During the year ended December 31, 2018, two partnerships were formed, multiple fee share agreements were entered into, and a new service offering, Fund Management Services, was launched. During the year ended December 31, 2019, one joint venture was formed in which Willow Oak Capital Management is a non-managing beneficial owner. During the year ended December 31, 2020, we assisted in the launch of a private investment fund, and two wholly-owned entities, Willow Oak AMS and Willow Oak FMS, were formed to advance strategic relationships with external investment firms. Additionally, Willow Oak formalized a strategic relationship with an investment firm, becoming a non-managing beneficial owner in exchange for the provision of certain ongoing FMS and operational services.

During the three-month period ended March 31, 2022, the asset management operations segment produced $38,495 of revenue. There were no costs of revenue, operating expenses totaled $119,417, and other expenses were $173. The net loss for the three-month period ended March 31, 2022, totaled $81,095. This compares to the three-month period ended March 31, 2021, when the asset management operations segment produced $2,193,854 of revenue, there were no costs of revenue, and operating expenses totaled $117,711. Total net income for the three-month period ended March 31, 2021, was $2,076,143.

The decrease in revenue for the three-month period ended March 31, 2022, is primarily due to the absence of returns from the Company’s historical Alluvial Fund investment. As mentioned previously, as of December 31, 2021, the Company no longer holds a direct interest in Alluvial Fund. Operating expenses remained comparable quarter over quarter.

On December 31, 2021, Willow Oak initiated its third and final liquidating cash distribution from Alluvial Fund, and during the three-month period ended March 31, 2022, the Company received a corresponding partial cash distribution of $1,680,208. In accordance with the partnership terms of Alluvial Fund, a portion of Willow Oak’s capital account was retained by the general partner until the fund’s activities for the year ended December 31, 2021, were finalized through an independent audit. As of December 31, 2021, and subsequently as of March 31, 2022, Willow Oak no longer holds any remaining investment in Alluvial Fund. The retained amount was not actively invested and was not subject to investment gains or losses. The retained amount is represented by the investment redemption receivable amount on the accompanying consolidated balance sheets; however it has been fully collected subsequent to the three-month period ended March 31, 2022. Investment gains and losses for activity during the prior periods presented are reported as revenue on the accompanying unaudited consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the asset management operations segment does not hold any short or long-term investments. Willow Oak continues to earn revenue through its remaining fee share arrangements, as well as through fund management services.

The tables below provide a summary of income statement amounts over time. These figures are specific to the asset management operations segment and are presented for the three-month periods designated below.

Asset Management Operations Revenue	Quarterly Period Ended March 31, 2022	Quarterly Period Ended March 31, 2021
Unrealized gains on investment activity	$—	$2,054,471
Performance fee revenue	—	99,579
Management fee revenue	16,745	19,264
Fund management services revenue	21,750	20,540
Total revenue	$38,495	$2,193,854

Real Estate Operations

For the three-month period ended March 31, 2022, the real estate operations segment generated revenue of $1,800 and cost of revenues of $445, all of which is attributed to rental activities. Operating expenses for the three-month period ended March 31, 2022, were $209. Other income totaled $43,390 and net income for the three-month period ended March 31, 2022, totaled $44,536. Other income for the three-month period ended March 31, 2022, is primarily attributable to the sale of the sole remaining residential property, which resulted in a gain of $43,140. This compares to the three-month period ended March 31, 2021, when the real estate operations segment generated revenue of $9,736 and cost of revenue of $7,644, all of which was also related to rental activities. Operating expenses for the three-month period ended March 31, 2021, were $6,485, other expenses totaled $4,795, and the total reported net loss was $9,188. Other expenses incurred during the three-month period ended March 31, 2021, were primarily interest-related expenses. The current period decreases in revenue, cost of revenue, and operating expenses are due to the diminished rental real estate portfolio.

EDI Real Estate Operations

As of March 31, 2022, and December 31, 2021, the EDI Real Estate portfolio of properties included the following units:

EDI Real Estate	March 31, 2022	December 31, 2021
Units occupied or available for rent	0	1
Vacant lots held for investment	2	2
Total units held for investment	2	3

As of March 31, 2022, the two vacant lots located in Roanoke, Virginia are not assigned a value on the accompanying consolidated balance sheets, as the lots hold limited value due to their rural location and lack of utility and access.

The unit held for investment as of December 31, 2021, consisted of a single-family residential rental unit. This property was sold during the three-month period ended March 31, 2022.

The lease in effect as of December 31, 2021, was based on a month-to-month provision as the initial annual term of the lease had been completed. An outside property management company managed this rental property on behalf of the Company. As this property was sold during the three-month period ended March 31, 2022, there are no reportable future anticipated rental revenues.

EDI Real Estate	March 31, 2022	December 31, 2021
Total real estate held for investment	$—	$43,821
Accumulated depreciation	—	(16,910)
Real estate held for investment, net	$—	$26,911

For the three-month periods ended March 31, 2022 and 2021, depreciation expense on the EDI Real Estate portfolio of properties was $398 and $2,377, respectively.

EDI Real Estate’s sold remaining residential property was sold during the three-month period ended March 31, 2022. Gross proceeds for the sale of the property were $75,000 and net proceeds totaled $69,603. This compares to the property’s carrying value of $26,463, which resulted in a gain of $43,140 on the sale. There were no properties sold during the three-month period ended March 31, 2021. No properties were purchased during the three-month periods ended March 31, 2022 and 2021.

No impairment adjustments were recorded on the EDI Real Estate portfolio during the three-month periods ended March 31, 2022, and 2021.

Mt Melrose Operations

For the quarterly period ended March 31, 2021, prior to the sale of the remaining membership interests on May 17, 2021, the Company’s remaining investment in Mt Melrose was carried on our condensed consolidated balance sheets for $53,846. This carrying value was reflective of the mechanics of the June 27, 2019 transaction, as the Company could not obtain current appraisals for each individual property at that time. By way of the Mt Melrose transaction, the Company was able to significantly reduce direct and overhead expenses, improve net cash flows, and fully deconsolidate approximately $6.4 million of debt. Additionally, the Company was afforded the opportunity to refocus growth opportunities to its asset management operations segment. These circumstances, rather than the cash consideration received, are what strategically prompted the majority sale of the Mt Melrose entity. Additional debt restructurings and sales of previously inactive real estate properties allowed the portfolio to continue its redirection, which management believes provided long-term returns greater than its carrying value. Management’s belief was substantiated as the Company recognized a gain of $778,872 during the quarterly period ended June 30, 2021, on the sale of its then-remaining membership interests in the Mt Melrose entity. As of the prior period ended June 30, 2021, the Company no longer holds any interest in the Mt Melrose entity. No comparable activity existed for the quarterly period ended March 31, 2022. See Notes 3 and 8 for more information.

Internet Operations

Revenue attributed to the internet operations segment during the three-month period ended March 31, 2022 totaled $216,680, and cost of revenue totaled $71,194. Operating expenses for the segment totaled $49,844 for the three-month period ended March 31, 2022, and other income totaled $1,408. Total net income for the internet operations segment was $97,050 for the three-month period ended March 31, 2022. This compares to the three-month period ended March 31, 2021, when revenue totaled $232,266, cost of revenues totaled $71,963, operating expenses were $46,541, other income was $361, and net income was $114,123.

As of March 31, 2022, we have a total of 6,962 customer accounts across the U.S. and Canada. This compares to the three-month period ended March 31, 2021, when we had a total of 6,895 customer accounts. Even through the internet operations segment has seen an increase in total customer accounts, total comparative revenue has slightly decreased due to the segment’s evolving sales mix. The sales mix for the internet operations segment has shifted from higher revenue, lower margin products to lower revenue, higher margin products. During the three-month period ending March 31, 2022, approximately 49% of our revenue is driven by internet access services, with the remaining 51% being earned though web hosting, email, and other web-based storage services. This compares to the three-month period ending March 31, 2021, when approximately 60% of our revenue was driven by internet access services, with the remaining 40% being earned though web hosting, email, and other web-based storage services.

As of March 31, 2022, approximately 92% of our customer accounts are U.S.-based, while 8% are Canada-based. Revenue generated by our U.S. customers totaled $205,877, and revenue generated by our Canadian customers totaled $10,803 during the three-month period ended March 31, 2022. This compares to revenue generated by our U.S. customers of $220,280, and revenue generated by our Canadian customers of $11,986 during the three-month period ended March 31, 2021.

Other Operations

For the three-month period ended March 31, 2022, the Company’s other operations segment did not produce any revenue or cost of sales. Operating expenses totaled $814,776, and other income was $21,463 for the three-month period ended March 31, 2022. Corporate operating expenses accounted for the full $814,776 of reported operating expenses for our other operations segment. This resulted in a net loss of $793,313 for the three-month period ended March 31, 2022. This compares to the three-month period ended March 31, 2021, when the other operations segment again did not produce any revenue or cost of sales, but did incur corporate operating expenses of $207,253, other income of $4,824, and a net loss of $202,429 for the period. Corporate expenses are higher for the three-month period ended March 31, 2022, primarily due to increased corporate legal expenses associated with the Company’s proposed merger transaction.

The Company did not recognize any income tax expense for the three-month periods ended March 31, 2022 and 2021, as the Company operated at a tax loss for those periods, and any deferred tax liabilities associated with unrealized gains in the Alluvial Fund investments for the three-month period ended March 31, 2021, were offset by deferred tax assets. The Company continues to provide a full valuation allowance against its net deferred tax assets, including net operating loss carryforwards, as of the three-month period ended March 31, 2022.

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

Pursuant to the terms of the Merger Agreement, the Company will merge with First Merger Sub, a wholly-owned subsidiary of ENDI, with the Company being the surviving entity (the “First Merger”), and CrossingBridge will merge with Second Merger Sub, also a wholly-owned subsidiary of ENDI, with CrossingBridge being the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger”). In connection with the Merger, each share of common stock of the Company will be converted into the right to receive one (1) share of Class A common stock, par value $0.0001 per share, of ENDI (the “Class A Common Shares”), and Cohanzick, as the sole member of CrossingBridge, will receive 2,400,000 Class A Common Shares and 1,800,000 shares of Class B common stock, par value $0.0001 per share, of ENDI (the “Class B Common Shares”, and together with the Class A Common Shares, the “Common Shares”), a Class W-1 Warrant to purchase 1,800,000 Class A Common Shares and a Class W-2 Warrant to purchase 250,000 Class A Common Shares. The Class A Common Shares and Class B Common Shares are identical other than the Class B Common Shares have the right to designate directors (as described below) and that the Class B Common Shares shall not be entitled to participate in dividends or other distributions with respect to the Class A Common Shares and shall not receive any assets of ENDI in the event of a liquidation. The warrant to purchase 1,800,000 Class A Common Shares and the warrant to purchase 250,000 Class A Common Shares to be issued to Cohanzick may be exercised in whole or in part at any time prior to the date that is five (5) years after the date of the Merger closing, at an exercise price of $8.00 per Class A Common Share subject to certain customary adjustments. Each of the warrants may also be exercised on a “cashless” basis at any time at the election of the holder and if not fully exercised prior to the expiration date of the warrant, shall be automatically exercised on a “cashless” basis. In addition, Cohanzick or its designee has agreed to purchase an aggregate of 100,000 Class A Common Shares, and shall have the right, but not the obligation, to purchase an additional 250,000 Class A Common Shares (collectively the “Additional Shares”), not later than five (5) business days following the consummation of the Merger at a price equal to the lesser of $8.00 or the 60 day volume weighted average price of Enterprise Diversified’s common shares as of the Merger closing date (the “Closing”), excluding the highest and lowest trading days. Certain of our officers, directors and employees shall have the right, but not the obligation, to purchase up to a further 55,000 Class A Common Shares on the same terms as the purchase of the Additional Shares. During the quarterly period ended March 31, 2022, ENDI incurred $585,226 of transaction costs directly associated with due diligence, public reporting, and legal advice associated with the Merger Agreement.

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

The Merger Agreement contains certain termination rights including upon: (1) the mutual written agreement of the Company and CrossingBridge to terminate the Merger Agreement, (2) the written notice of either the Company or CrossingBridge if the Merger has not closed by June 30, 2022, (3) a material breach of the Merger Agreement by us or CrossingBridge, which breach cannot be cured within thirty (30) days, (4) the failure to obtain any required regulatory or governmental approvals, (5) the failure to obtain the approval of the Company’s stockholders, or (6) the failure of our board of directors to make, or the withdrawal, amendment or qualification, in a manner adverse to CrossingBridge, of a recommendation in favor of the merger, or the failure of our board to include its recommendation in the proxy statement or the recommendation by the board of an alternative proposal or similar actions. In the event of the termination of the Merger Agreement pursuant to clause (6) of the preceding sentence, we shall pay a fee in the amount of $1,000,000 to CrossingBridge. In addition, pursuant to the Merger Agreement, we have agreed, subject to Closing, to reimburse CrossingBridge certain fees and expenses, the amount of which will be determined upon Closing.

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

The above description of the Merger Agreement and the transactions contemplated therein does not purport to be complete and is qualified in its entirety by reference to the content of the Merger Agreement, which was included as an Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022, as well as the information contained in, or incorporated by reference into, the Registration Statement and/or accompanying proxy and prospectus materials, as from time to time filed with the SEC.

Voting and Support Agreement

In connection with the Merger Agreement we and certain of our stockholders holding an aggregate of approximately 34% of the issued and outstanding voting capital stock of the Company have entered into a voting and support agreement (the “Support Agreement”) pursuant to which such stockholders of the Company have agreed to vote their shares of capital stock of the Company in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, and against any action, agreement, transaction or proposal that would result in a breach of any covenant or other provision of the Merger Agreement or that would reasonably be expected to result in the transactions contemplated by the Merger Agreement from not being completed. Pursuant to the Support Agreement, the stockholders party thereto have also agreed to waive their dissenters rights under Nevada law with respect to the Merger, not to solicit or support any corporate transaction that constitutes or could reasonably be expected to constitute, an alternative to the Merger, and not to sell, transfer, assign or otherwise take any action that would have the effect of preventing or disabling the stockholder from voting its shares of the Company in accordance with its obligations under the Support Agreement. The Support Agreement automatically terminates upon the termination of the Merger Agreement or upon the mutual agreement of the parties to the Support Agreement. The description of the Support Agreement is qualified in its entirety by reference to the content of the Support Agreement, which was included as an Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Because of the material conditions to closing, including the approval of our stockholders of the Merger Agreement, we cannot assure you that the Merger will close as scheduled or at all, or on the terms described herein. If consummated, the Merger may result in significant changes to the business of the Company and the terms of an investment in shares of our common stock.

No Offer or Solicitation

This Quarterly Report on Form 10-Q is not intended to and shall not constitute a proxy statement or the solicitation of a proxy, consent or authorization with respect to any securities in respect of the Proposed Merger and shall not constitute an offer to sell or the solicitation of an offer to buy or subscribe for any securities or a solicitation of any vote of approval, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Financial Condition, Liquidity, and Capital Resources

During the three-month period ended March 31, 2022, Enterprise Diversified carried out its business strategy in four operating segments: Asset Management Operations, Real Estate Operations, Internet Operations, and Other Operations. Our primary focus is on generating cash flow so that we have the flexibility to pursue opportunities as they present themselves. We will only invest cash in a segment if we believe that the return on this invested capital is appropriate for the risk associated with the investment. This consideration is measured against all investment opportunities available to us and is not limited to these particular segments or the Company’s historical operations.

Cash and equivalents totaled $15,020,160 at the three-month period ended March 31, 2022, compared to $13,487,482 at year-end December 31, 2021. Accounts receivable decreased to $39,454 at March 31, 2022, compared to $351,405 at December 31, 2021. Investment redemption receivable decreased from $3,734,465 at year-end December 31, 2021 to $2,053,587 at the three-month period ended March 31, 2022. Real estate held for investment decreased to $0 at the three-month period ended March 31, 2022, compared to $26,911 at year-end December 31, 2021. Additionally, accrued compensation decreased from $337,759 at year-end December 31, 2021, to $37,759 at the three-month period ended March 31, 2022. Finally, accrued expenses increased to $834,636 at the three-month period ended March 31, 2022, compared to $308,039 at year-end December 31, 2021. The increase in cash and equivalents and decrease in investment redemption receivable are attributable to the Company’s withdrawals from Alluvial Fund, LP. The Company’s decrease in accounts receivable are due to the repayment of fee shares earned through Willow Oak’s various fee share arrangements, some of which crystalize at the calendar year-end. The decrease in real estate held for investment is due to the sale of the remaining EDI Real Estate rental property as discussed previously. The decrease in accrued compensation is due to the payment of year-end bonus and director fees during the three-month period ended March 31, 2022. The increase in accrued expenses is largely attributed to an increase in legal fees associated with the Company’s proposed merger transaction with CBA. The Company does not expect to make significant reinvestments into property and equipment used in operating activities at this time.

The Company currently believes that our existing balances of cash, cash equivalents, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

The aging of accounts receivable as of March 31, 2022, and December 31, 2021 is as shown:

	March 31, 2022	December 31, 2021
Current	$37,788	$348,745
30 – 60 days	926	1,545
60 + days	740	1,115
Total	$39,454	$351,405

We have no material capital expenditure requirements.

Discussion Regarding COVID-19 Potential Impacts

Due to the continuing uncertainty surrounding the COVID-19 pandemic, management has continued to regularly monitor and assess all Company operations for potential impacts of the COVID-19 pandemic, including as infectious variants such as Omicron have emerged. As of the quarterly period ended March 31, 2022, the Company has not been forced to make significant operational changes as a result of the pandemic. Management does not anticipate additional challenges in meeting existing obligations, nor do we expect significant customer or vendor interruptions. However, the extent to which the continuing COVID-19 pandemic ultimately may impact our business, financial condition, liquidity, and results of operations likely will continue to depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the continuing pandemic, the direct and indirect impact of the continuing pandemic on our employees, customers, and service providers, as well as the U.S. economy, and the actions taken by governmental authorities and other third parties in response to the continuing pandemic.

Discussion Regarding the Company’s Status Under the Investment Company Act of 1940

As discussed above, the Company, directly and through our controlled subsidiaries, currently is engaged primarily in asset management operations, real estate operations, and internet operations lines of business–that is, in businesses other than that of investing, reinvesting, or trading in securities. We are not engaged primarily, nor do we propose to engage primarily, in the business of investing, reinvesting, or trading in securities; nor does the Company propose to operate any of its businesses in a manner that would cause the Company to be subject to regulation as an “investment company” under the 1940 Act.

Beginning during the quarterly period ended March 31, 2021, and continuing to date, the Company has been conducting informal discussions and correspondence with members of the staff of the Securities and Exchange Commission’s (“SEC”) Division of Investment Management regarding a general inquiry by the SEC as to the Company’s status under the 1940 Act, notably given the Company’s indirect investment in Alluvial Fund, LP, which has been fully divested.

Generally, under Section 3(a)(1) of the 40 Act, a company is deemed to be an investment company if:

●	it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
●

it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis.

Historically, the Company has structured its various business lines to allow it to satisfy both tests under Section 3(a)(1).  However, in 2019, as part of a strategic reallocation of its resources, the Company conducted divestitures of certain significant assets, resulting in its ownership of investment securities with a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. Our ownership of “investment securities” was largely comprised of our investment and limited partnership interests in Alluvial Fund, LP. In this respect, as the composition of our assets had changed over time, including by virtue of our previous sale of membership interests in Mt Melrose, LLC and our previous divestiture of the former Home Services Operations segment, the impact of our long-standing Alluvial Fund investment to the composition of our total assets, as measured under the 1940 Act, had become more pronounced, albeit inadvertently. As a result, the Company sought to avoid the registration requirement under the 1940 Act by satisfying Section 3(b)(1), which provides that a company that would otherwise fit within the definition of investment company under Section 3(a)(1) will not be required to register under the 1940 Act if “it is primarily engaged, directly or through a wholly owned subsidiary or subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities”.

The Company’s ongoing informal discussions with the SEC have been conducted with the aim of strengthening the Company’s position under Section 3(a)(1) of the 1940 Act. As a result of such discussions and correspondence among the Company and the SEC, the Board of Directors of the Company reconfirmed, during the quarterly period ended March 31, 2021, that the Company has a bona fide intent to be engaged primarily in lines of business not constituting that of investing, reinvesting, or trading in securities,  and the Board resolved to explore certain strategic options consistent with that intent.

As of the quarterly period ended September 30, 2021, and subsequently as of the quarterly period ended March 31, 2022, management determined that our ownership of “investment securities” has fallen below the 40% threshold in Section 3(a)(1)(C) the 1940 Act. This decrease was attributed to the completion of the Company’s withdrawals from the Alluvial Fund, LP, as previously discussed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required by smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based upon this evaluation, and based upon material weaknesses in our internal control over financial reporting identified as of the date of our most recent evaluation of internal controls over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Changes in Our Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarterly period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of our most recent evaluation of the Company's internal control over financial reporting.

During the quarterly period ended March 31, 2022, the Company continued to uphold its established processes and controls surrounding its financial reporting, but did not make any significant modifications to its control environment. The Company continues to make efforts to reinforce its internal control environment by utilizing an external accounting firm during its financial closing process, engaging third-party consultants to review the accounting and related disclosures for transactions that management and the board of directors determine to be particularly complex, and maintaining strict document retention policies and procedures that allow for full visibility of all financial statements and schedules by all ENDI managers and the Executive Chairman.

In response to the identified material weaknesses in the most recent evaluation of internal controls over financial reporting, the Company is internally developing a phased approach that is intended to increase the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In the first phase of the project, the Company expects to work with a third-party professional consultant to prepare formal documentation for its internal controls over financial reporting, which may include: an entity level controls assessment, an IT general controls assessment, and process area flowcharts where necessary. The Company will aim to complete this phase of the process by August 31, 2022.  In phase two of this approach, the Company expects to use its control documentation to identify ineffectively designed and/or control gaps and work to remediate them.  The Company will aim to complete phase two of the project by October 31, 2022, pending the successful completion of phase one.  Finally, in phase three of the project, the Company expects to design a systematic monitoring plan to sufficiently test its new key controls over the course of future reporting periods.  The Company will aim to complete phase three of the project by December 31, 2022, pending the successful completion of phase two. There is no guarantee the Company will be successful in completing this multi-phased approach.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Pursuant to Item 103 of Regulation S-K, as amended, the information required by this item is provided by cross-reference to the Company’s legal proceedings disclosure located under the Litigation & Legal Proceedings heading in Note 8 to the accompanying unaudited consolidated financial statements (see page 19).

Item 1A.	Risk Factors

This item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
3.1	Certificate of Withdrawal of Certificate of Designation of the Series A Preferred Stock of the Company (April 5, 2022) (a)
4.1	Amendment to the Tax Preservation Plan between the Company and Colonial Stock Transfer Company, Inc., as Rights Agent (April 1, 2022) (b)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Enterprise Diversified, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL) (b): (i) Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021; (v) Notes to Unaudited Condensed Consolidated Financial Statements (c)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101) (c)

(a) Filed as Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2022, and incorporated herein by reference.

(b) Filed as Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2022, and incorporated herein by reference.

(c) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE DIVERSIFIED, INC.

Date: May 13, 2022	/s/ Steven L. Kiel
Steven L. Kiel
Executive Chairman
(Principal Executive Officer)

Date: May 13, 2022	/s/ Alea A. Kleinhammer
Alea A. Kleinhammer
Chief Financial Officer
(Principal Financial Officer)